Form 10-K
period 2014-10-31
VERIFONE SYSTEMS, INC.
filed 2014-12-17
CIK 1312073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
Form 10-K
___________________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of April 30, 2014, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $2.60 billion based on the closing sale price as reported on the New York Stock Exchange.
The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on December 1, 2014:

Class	Number of shares
Common Stock, $0.01 par value per share	113,344,841

DOCUMENTS INCORPORATED BY REFERENCE

As noted herein, the information called for by Part III is incorporated by reference to specified portions of the Registrant's definitive proxy statement to be filed in conjunction with the Registrant's 2015 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended October 31, 2014.

VERIFONE SYSTEMS, INC.
2014 ANNUAL REPORT ON FORM 10-K

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

Our Company

VeriFone is a global leader in secure electronic payment solutions at the point of sale (“POS”). We provide expertise, solutions and services that add value at the POS and enable innovative forms of commerce. For over 30 years, we have been a leader in designing, manufacturing, marketing and supplying a broad range of innovative payment solutions and complementary services that enable secure electronic payment transactions and value-added services at the POS. We focus on delivering value to our clients at the POS where merchant and consumer requirements drive increasingly innovative POS payment capabilities, value-added services that increase merchant revenues and consumer experience and solutions that enrich the interaction between merchant and consumers. Key industries in which we operate include financial services, retail, petroleum, restaurant, hospitality, taxi, transportation, and healthcare.

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

Our business has grown through both organic growth and strategic acquisitions. In August 2011, we acquired the non-U.S. business of Hypercom Corporation ("Hypercom"), a provider of electronic payment solutions and value-added services at the POS, which expanded our geographic reach and business for our EMEA and Asia-Pacific segments (as defined below). In December 2011, we acquired Electronic Transaction Group Nordic Holding AB ("ETG"), a Swedish company operating the Point International business ("Point"), which was previously one of our distributors, which expanded our presence primarily in the Nordics and augmented our EMEA services business. Other acquisitions in recent years include our December 2010 acquisition of certain assets and liabilities of Gemalto N.V.'s e-payment terminals and systems business unit with operations in South Africa, India and parts of the Middle East as well as certain vertical markets; our June 2011 acquisition of Destiny Electronic Commerce (Proprietary) Limited (which traded as CSC), our South Africa-based distributor, whose business included value-added services and end-to-end estate management services and tools for Sub-Saharan Africa and the Indian Ocean Islands; and our May 2013 acquisition of EFTPOS New Zealand Limited, which holds the switching and terminal business of ANZ Bank New Zealand Limited, and April 2013 acquisition of Sektor Payments Limited, which was our main distributor in New Zealand. In addition, we completed a number of smaller acquisitions over the past several years targeting complementary products, services and technologies.

We are headquartered in San Jose, California and operate in more than 150 countries worldwide, with a direct presence in more than 45 countries.

Our Business Strategy

We seek to provide innovative payment and payment-enabled solutions and services to facilitate trade and commerce on a worldwide basis. Our solutions and services offerings are trusted by clients globally to enhance payment security and regulatory and industry standards compliance, facilitate terminal management and enable consumer interactions at the point of sale in both developed and emerging markets throughout the world. We have one of the leading electronic payment solutions brands and are one of the largest providers of electronic payment solutions worldwide.

We are committed to designing reliable and secure payment terminal solutions that incorporate leading edge technology to meet client needs. Our terminal solutions provide flexibility to support a wide range of client deployment and connectivity preferences and payment types. Our solutions enable payment and commerce in a variety of environments, including traditional multilane and countertop implementations, self-service or unattended environments, as well as in-vehicle and portable deployments.

Services are an increasingly important part of our business strategy. Our Payment-as-a-Service solutions offer clients terminal management services and gateway solutions that enable more efficient routing of transactions, multi-channel acceptance and processing, and payment value-added services. We provide flexibility in deployment options, allowing our solutions to accommodate varying client needs. For example, in the U.S., our Payment-as-a-Service offering incorporates terminals with a simplified certification process, along with end-to-end encryption to reduce the complexity and costs of Payment Card Industry, or PCI, standards compliance. Continued innovation and expansion of our Payment-as-a-Service solutions are important elements of our strategy. Increasingly, we deploy Payment-as-a-Service solutions for clients whose electronic payment devices are connected directly to our gateway, simplifying payment operations for merchants and providing additional payment-enabled functionality, such as advertising, couponing, loyalty programs and data analytics services. We also offer a broad range of traditional services, including professional services related to customized application development, installation and deployment, helpdesk support, training, equipment repair and maintenance, and software post-contract support.

Another important part of our business strategy is the development of our commerce enablement offerings that are complementary to our payment solutions and designed to facilitate commerce opportunities for merchants. Our terminals and media platforms provide a means for merchants and other partners in the payment stream to engage consumers at the point of sale through value-added applications such as loyalty and couponing applications, targeted offers and real-time reward redemptions. Consumer engagement at the point of sale provides opportunities to increase brand awareness and potential for merchants to grow sales. For example, we partnered to launch an American Express award point redemption program for our in-taxi payment solutions. We intend to develop a commerce enablement platform that links smart terminals, digital media screens, and technology gateways in order to provide our clients with integrated tools to enhance and enrich the commerce experience at the point of sale. We continue to invest in integrated media capabilities, such as our VNET media platform deployed at gas dispensers and in taxis and our PAYMedia/LiftRetail services for basket-level targeting of media content at convenience stores, that leverage our secure payment terminals and solutions to help merchants increase consumer interaction at the point of sale.

We believe continued innovation in terminal solutions, strategic expansion of our Payment-as-a-Service solution in key markets, including both developed and emerging markets, and investment in our commerce enablement solutions are important components of our business strategy. We intend to focus on our Payment-as-a-Service solution as a key driver of growth in markets such as the Nordic countries and certain other parts of Europe, Australia and New Zealand, and the U.S. and Mexico, including emphasis on growing the number of devices connected to our gateways. Our strategy to expand our commerce enablement reach includes strategic investments that grow our network of digital media screens, including screens at the pump and inside the convenience store. For example, in August 2014, we entered into a global partnership with Gilbarco Veeder-Root, a global leading petroleum dispenser provider, which provided additional media screens that we are incorporating into our network. In connection with the partnership, we also acquired Outcast Media, Gilbarco's forecourt media business.

Our Business Organization

We manage our business primarily on a geographic basis. Accordingly, we determined our operating segments, which are generally based on our geographic markets and client location, to be Americas, EMEA and Asia-Pacific. The Americas segment includes our operations in North America, South America, Central America, and the Caribbean. The EMEA segment includes our operations in Europe, Russia, the Middle East, and Africa, and the Asia-Pacific segment consists of our operations in Australia, New Zealand, China, India and throughout the rest of Greater Asia, including other Asia-Pacific Rim countries. For segment and geographic information, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Segment Results of Operations, and Note 12, Segment and Geographic Information, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Our Industry Trends

The electronic payment solutions industry encompasses systems, software, and services that enable the acceptance and processing of electronic payments for goods and services, enable commerce and provide other value-added functionality at the POS. The electronic payment system is an important part of the payment processing infrastructure, serving as the interface between consumers and merchants at the POS, as well as the link between the consumer transaction at the POS and the payment transaction processing infrastructure.

The global payments industry has continued to move towards electronic payment transactions. Consumer habits have continued to shift to higher volumes of non-cash transactions with demand for additional payment options. In developed markets, such as the U.S., the continued shift to electronic payments is characterized by an increasing volume of transactions, including an increase in volume of low value card transactions, through multiple payment forms. Our industry continues to move toward advanced payment technologies and methods, and has also seen the emergence of new market entrants, including outside the traditional POS providers. Certain regions, such as parts of Eastern Europe, Latin America, and Asia, currently have relatively low rates of electronic payments, but are experiencing a growing number of such transactions. The adoption of electronic payments in emerging markets is driven primarily by economic growth, infrastructure development, expanding presence of Internet connectivity and support from governments seeking to modernize their economies and to encourage electronic payment transactions as a means of driving commerce and improving tax collection. In some emerging markets, the trend toward non-cash transactions is driving the need for innovative solutions to address access barriers to large populations of consumers who are not using or able to use the banking and financial systems.

Security continues to be a driving factor in our industry. Security over payment transactions will need to become increasingly more sophisticated as security threats become more sophisticated, as new payment methods, especially mobile payments, are introduced, and as payment transaction volumes increase. Further, new payment types and platforms make payment transactions more operationally complex and thus exacerbate security concerns and increase the need for security solutions. In the last several quarters, a number of large U.S. retailers and banks have reported customer or client data breaches and other fraudulent activities, which have heightened awareness of data security and increased demand for security solutions in payments systems, including accelerating the adoption of EMV, a chip and PIN based card acceptance payment method, which has already become the payment standard in other countries, by several large retailers. In addition to offering products that are independently certified to meet stringent security standards, we provide secure commerce architecture as well as transaction encryption and tokenization services to facilitate an end-to-end security solution for payments. Our security solutions must continue to evolve to meet changing needs and threats.

We anticipate that the industry will see growing demand for mobile and portable products. The increased use of smartphones and tablets for mobile commerce has generated consumer expectation for secure and easy-to-use mobile payment options. Industry leaders as well as acquirers and banks are anticipated to continue investing in mobile technologies and payments and encouraging mobile payments acceptance. Expanded communications networks by major telecommunications carriers at a lower cost to users further increase the prevalence of portable and handheld payment devices. The increased use of wireless Internet connectivity is also a factor that drives demand for compact, easy-to-use, and reliable payment solutions. With the rise in the number of smartphones globally, we expect rising demand for mobile platforms for payments including increasing utilization of smartphones and tablets based on the Apple iOS, Google Android, and Windows Phone operating systems to conduct payment transactions and to enable new mobile retailing solutions for merchants. Wireless portable devices and mobile devices, such as smartphones and tablets, are also increasingly being used as multi-purpose hardware and integrated software platforms that are being adopted for commerce, payments, and complementary applications, and tablet-based POS systems are becoming more common as all-in-one merchant management systems.

Portable and mobile devices may have shorter technology refresh cycles than traditional electronic payment devices. In particular, major telecommunications carriers around the world are phasing out their 2G/GPRS networks in favor of faster and more advanced technologies, such as 3G or later-generation networks.

We expect continued advancement in payment technologies driven by demand for payment solutions that accommodate different payment methods, such as EMV and near field communications, or NFC, and across multiple channels while maintaining a consistent consumer experience. The payments industry has seen the continued advancement in technologies, with the emergence of new payment methods, such as contactless, NFC, and mobile cloud-based payments, including card not present options. In the U.S., we have seen acceleration in adoption of EMV by larger retailers. We believe that security concerns driven by a number of recent high-profile security breaches at major retailers and banks will continue to drive demand for EMV solutions in the U.S. In October 2014, Apple launched Apple Pay, its mobile payment service, in the U.S. With the Apple Pay application, consumers are able to use their smartphones to make payments by tapping their phones on POS terminals, such as ours, that are enabled with NFC technology. The release of Apple Pay in the U.S. has increased visibility into NFC which may spur more adoption of NFC, particularly as NFC transactions are considered EMV compliant. We are also working with PayPal to increase the acceptance of PayPal's digital wallet at large retailers across the U.S. through our NFC-enabled devices.

Overall, merchants are striving to enrich the consumer experience and to accommodate consumer expectations for flexibility at the POS by offering a variety of payment options and other value-added services at the POS. Merchants increasingly seek more sophisticated tools integrated with payment systems that enable a consistent and seamless experience for consumers across multiple delivery channels, both online and offline. We expect this trend to create a need for a single platform that can support different payment options and delivery channels, and that is offered on a managed service basis to reduce risk and time to market. With the continued emergence of new and innovative technologies, our markets have become increasingly complex, which has in turn driven increasing interest in merchants to outsource managed services solutions such as terminal estate management, gateway transaction services, and payment systems implementation and management.

We expect merchants to increasingly seek to have rich and dynamic interactions with consumers. In addition to enabling multi-payment acceptance options for consumers, customized relevant content at the POS, such as promotions, offers, coupons, merchandise suggestions and loyalty programs, offer a means to enrich the consumer experience, particularly in retail and hospitality environments. The time between the initiation and completion of a transaction on a media-enabled payment solution provides merchants the opportunity to engage with consumers. Furthermore, incorporation of emerging technologies, such as Bluetooth low energy, or BLE, into payment solutions provides merchants with enhanced customer information as well as real-time inventory and product information in order to engage customers in the store and to streamline consumer shopping experience across channels.

We expect clients in more price sensitive markets to expect more options for lower cost payments solutions. Certain markets are more price sensitive than others. In more price sensitive markets, which tend to be high growth markets such as China and Brazil, more clients have sought lower cost payment solution options, including the flexibility for the client to forgo certain features and enhancements but nevertheless have a leading edge payment solution. This trend has increased competition and pricing pressures in these markets as clients place less emphasis on branding and added features and enhancements that may otherwise differentiate competing products, and rely primarily on pricing for purchase decisions. While pricing has become a key factor, clients nevertheless seek payment solutions with certain innovative technological features, such as contactless or portability options, and solutions providers must continue to innovate to address specific market needs while maintaining lower costs.

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

Products and Services

Our System Solutions

Our system solutions consist of point of sale electronic payment devices that run our unique operating systems, security and encryption software, and certified payment software, and that are designed to suit our clients' needs in a variety of environments, including traditional multilane and countertop implementations, self-service and unattended environments, as well as in-vehicle and portable deployments. Our system solutions can securely process a wide range of payment types including signature and PIN-based debit cards, credit cards, contactless/radio frequency identification, or RFID, cards, smart cards, pre-paid gift and other stored-value cards, electronic bill payment, check authorization and conversion, signature capture and electronic benefits transfer, or EBT. Our unique architecture enables multiple value-added applications, including third-party applications, such as gift card and loyalty card programs, healthcare insurance eligibility, and time and attendance tracking, and allows these services to reside on the same system without requiring recertification upon the addition of new applications.

Countertop and PIN pads

Designed with merchant and consumer needs in mind, our suite of countertop solutions incorporate compact design, easy installation and consumer-friendly features. Our countertop solutions accept a wide variety of payment options including contactless, NFC, mobile wallets, and chip and PIN, and support a range of applications, such as pre-paid products, including gift cards and loyalty programs. We also supply secure PIN pads that support credit and debit card, EBT, EMV and other PIN-based transactions, and include multiple connectivity options and NFC capability. Our countertop solutions support a wide range of certified applications that are either built into electronic payment systems or connect to electronic cash registers, or ECRs, and POS systems.

Multimedia

Our multimedia consumer facing POS devices, offered under our MX solutions brand, are designed to allow merchants, particularly in the multi-lane retail environment, to engage in direct consumer interaction through customized multimedia content, in-store promotions, digital offers, and other value-added services using a POS device, to enrich the customer experience while enabling new merchant revenue opportunities. These products offer features that are important to servicing customers in a multi-lane retail environment, such as user-friendly interfaces, ECR compatibility, durable key pads and signature capture functionality. Our MX solutions also feature a modular hardware architecture that allows merchants to introduce additional capabilities such as contactless or NFC. Our MX solutions also include products that support these same features in self-service market segments such as taxis, parking lots/garages, ticketing machines, vending machines, gas pumps, self-checkouts, and quick service restaurants.

Portable and Mobile

Our portable payment devices consist of small, portable, handheld devices that enable merchants to accept electronic payments wherever wireless connectivity is available, and our mobile solutions offer secure mobile payment capabilities for all segments of the mobile point of sale, or mPOS, environment, from large retailers to small merchants, and include devices that attach to, and interface with, iOS, Android or Windows-based smartphones and tablets, enabling these devices to be used as a secure payment device by merchants. Increasingly, clients look for portable options whether to enable electronic payments in new environments or to augment traditional POS environments. Our portable and mobile devices are designed to meet these needs, offering PCI compliant solutions that securely accept a variety of payment types, and providing merchants with increased flexibility to enrich the overall consumer experience whether in or out of the traditional bricks and mortar store location. We expect that market demand for portable and mobile options will continue to grow, particularly in developing countries where wireless and mobile telecommunications networks are being deployed at a much faster rate than wireline networks. We have deployed our portable and mobile solutions in a number of merchant environments, including for retail, restaurant, hospitality, transportation, and delivery businesses where merchants and consumers desire portability but demand secure payment systems to reduce fraud and identity theft.

Petroleum

Our family of products for petroleum companies consists of integrated electronic payment systems that combine electronic payment processing, fuel dispensing, and ECR functions, as well as secure payment systems that integrate with leading petroleum pump controllers. These products, which include our Secure PumpPay devices and related software, are designed to meet the needs of petroleum company operations, where rapid consumer turnaround, easy pump control, and accurate record keeping are imperative. Our products allow our petroleum clients to manage fuel dispensing and control, and enable “pay at the pump” functionality, cashiering, store management, inventory management, and accounting for goods and services at the POS. In addition, our PAYmedia service enables digital content, including paid advertising and couponing, at the petroleum forecourt using our VNET media platform on the color screen of our Secure PumpPAY units. The enablement of media at the forecourt offers opportunities for merchants to further engage consumers at the point of sale and provides additional commerce opportunities for the retail operator.

Unattended and Self-Service

Our unattended and self-service payment solutions are designed to enable payment transactions in self-service, high-transaction-volume environments, such as vending machines, on-street parking meters, petroleum pumps, ticketing machines and store kiosks, as well as public transportation environments, including buses and rail lines. Our public transportation solutions enable contactless and NFC-enabled fare payments, while other unattended and self-service solutions include versions to accept a range of payment options, including mobile wallets, magnetic stripe, EMV chipcard or NFC or other contactless payment schemes.

Network Access Solutions

Our network access solutions are designed and customized to support the unique requirements of the electronic payments industry by providing the networking hardware technology and communications infrastructure necessary to achieve connectivity within the POS environment. Our Integrated Enterprise Networks ("IENs") are designed to reduce operating costs, protect investments in current legacy networks and work on a wide range of standard network technologies and protocols. Our Intelligent Network Access Controller ("IntelliNAC") is an intelligent networking device that provides a wide range of digital and analog interfaces, line and data concentration, protocol conversion and transaction routing, among other features. IntelliNAC is offered with IntelliView, an enterprise-level solution that provides the networking tools needed to manage POS solutions, such as remote downloads, and centralizes network management for reporting and monitoring.

Our Services

We continue to invest in developing a broad portfolio of service solutions complementary to our systems solutions and designed to meet a wide range of merchant and partner needs, including removing complexity from payments, increasing ease of use, adding value by enriching the consumer experience at the POS and helping our clients grow their businesses and strengthening their relationships with consumers. Services are an increasingly important part of our business and revenues, accounting for approximately 37.8% of our total net revenues in our fiscal year ended October 31, 2014. Our services offerings include our Payment-as-a-Service solutions, managed services and terminal management solutions, payment-enabled media, in-taxi payment solutions, security solutions, and other value-added services at the point of sale. We also offer a host of support services, including software development, installation and deployment, warranty, post-sale support, repairs, and training.

Payment-as-a-Service

Our Payment-as-a-Service payment system management solution is hosted and managed by us and offered as a subscription-based model that provides clients with the flexibility to outsource a select set of payment operation services and solutions to be managed by us. Our range of services and solutions includes terminal services such as terminal rental and related installation, deployment, on-site terminal servicing, and hardware repair services, as well as gateway services such as transaction routing, transaction acceptance processing, transaction reporting, remote device management, and payment value-added services using the client’s choice of processor. The solution serves as a platform for deployment of additional value-added programs. Further, the hosted service covers 24x7 support, encrypted transactions, integration of new payment methods, ongoing EMV maintenance, merchant support, and PCI compliance, with the aim of reducing operational complexity and costs for clients. Clients also have the option to enable processing of payment types across different channels of a merchant’s business, including credit and debit card payments, online payments for e-commerce applications and mobile platforms. Clients can select a full service or other options that meet their immediate business needs, and adjust their subscription service packages to more advanced features and functions as their business grows or as the payment industry evolves. Currently, the Payment-as-a-Service model is implemented primarily in our EMEA segment and, to a lesser extent, in our Asia-Pacific and Americas segments. We anticipate that outsourcing of payment operations may become more attractive to clients as payment complexity and cost of payment operations increase.

Managed Services and Terminal Management Solutions

In addition to our Payment-as-a-Service solution, we offer a range of other managed services to provide our clients with managed services tools that accommodates their business needs and plans. Our managed services include secure web-based transaction processing that is consolidated across payment types, cloud-based remote loading of supported devices with updates for base files and firmware, software and applications, and estate management, including remote key loading, capabilities to remotely activate contactless, NFC and EMV payment methods, and consolidated reporting and analytics. PAYware Connect, our cloud-based hosted payment solution, consolidates all payment transactions through our payment gateway and enables merchants to process from any internet-connected PC through a single portal. PAYware Connect uses our proprietary VeriShield Total Protect for end-to-end transaction encryption and tokenization and is certified by all of the major payment processing networks. Our VX Direct managed solution combines our VX device with the latest payment applications, automatic updates, security protection with VeriShield Total Protect, and estate management capabilities. Our terminal management solution, VHQ, enables efficient management of an entire estate of devices with minimal on-site intervention, and is targeted to retailers, financial institutions, processors with helpdesk operations, and device maintenance companies. VHQ, which is available for a variety of environments, including retail, healthcare, transit, quick service restaurants and financial services, connects the devices within a merchant's estate to back office operations, enabling remote deployment of software to POS terminals, centralized estate tracking, monitoring and diagnostics, and consolidated information collection and management reports. Our limo, livery and taxi fleet management solution provides tools for fleets installed with our POS devices, including real-time vehicle and trip/fare activity monitoring, computerized dispatch, vehicle tracking and faster card processing.

These managed solutions are offered globally to retailers, acquirers and merchants in the restaurant and hospitality markets who can host the solution on their own servers, but are also available as part of a total payments solution hosted by us.

Payment-Enabled Media

Our payment-enabled media solutions seek to leverage customer engagement at the POS, in taxis, and at petroleum dispensers.
Our PAYmedia solution is a media content management tool that enables delivery of digital media, including media content of interest to customers, relevant advertisement, and promotions and merchant loyalty programs, through our media-enabled POS devices. PAYmedia has been implemented on our MX devices, including in taxis, in conjunction with our Secure PumpPay devices in petroleum dispensers, or through our LiftRetail platform connected to a merchant’s ECR. In addition to delivery of special offers and couponing, our LiftRetail platform is an interactive platform that accommodates loyalty program enrollment and touch screen capabilities so that a customer can immediately scan additional merchandise for purchase. Production, management and delivery of media content can be managed by merchants or outsourced to us.

In conjunction with our in-taxi payment and Secure PumpPay POS devices, we offer digital media content such as local news, weather, traffic, and public service messages, as well as paid advertising, through our VNET media platform. Delivery of the media content may be targeted to a particular geographic location or time of day to optimize customer engagement. Certain of our taxi leasing arrangements for advertising cover the rights to place advertisement on taxi tops or elsewhere on a taxi such as on the trunk or with wraps on the exterior of the taxi. For our VNET platform and other media content on taxis, we typically are engaged by advertisers through ad agencies for display of their advertisements, and we generally do not create or design third-party media content.

In-Taxi Payment Solutions

We provide an integrated suite of hardware, software and services to the taxi industry to enable electronic payment of taxi fares. In-taxi equipment we provide includes our secure electronic payment devices, GPS navigation, wireless communications, and fleet management services. In addition to traditional payment methods, in October 2013, we launched a program that provides riders the option to pay their taxi fare with their American Express membership reward points. All payment transactions made through our in-taxi electronic payment devices are sent wirelessly through our secure payment gateway and we generally earn a per transaction service fee.

Our taxi payment solutions are currently deployed in multiple U.S. cities, including New York City, Philadelphia, Boston, Chicago, Las Vegas, Miami, Baltimore, Washington D.C., and Fort Lauderdale, as well as certain cities in Europe.

Security Solutions

Our security solutions offer clients tools to secure payment transaction data. We have expanded the implementation options of our Secure Commerce Architecture, which directs encrypted payment data from the terminal directly to the processor, thereby eliminating the transfer of payment data through the merchant POS system and simplifying the EMV certification burden. VeriShield Total Protect provides end-to-end encryption coupled with server-based tokenization to securely protect data from the point of capture, whether transmitted from a card or mobile device, to the processor, and tokenizes card data for use post-authorization to eliminate cardholder data from POS applications, networks and servers. In the U.S., the majority of the leading acquirers have selected our end-to-end encryption technology. VeriShield Remote Key enables merchants to remotely and securely manage key injection into PIN pad devices as needed, including as part of scheduled maintenance, in response to changing compliance standards, and in response to suspected security breaches. Our VeriShield Retain file authentication software is designed to secure a merchant’s terminal estate against unauthorized third parties executing software on the payment devices. Our VeriFone Secure Data solution allows applications with access to our SRED compliant encryption library to enable point-to-point encryption capabilities.

Server-based Payment Processing Software and Middleware

Our server-based software allows merchants to integrate advanced payment functionality into PC-based and other retail systems seamlessly. These products handle the business logic steps related to an electronic payment transaction (credit, debit, gift, and loyalty), including collection of payment-related information from the consumer and merchant, and communication with payment processors for authorization and settlement. These solutions also enable the functionality of peripherals that connect to PC-based electronic payment systems, including consumer-facing products such as secure PIN pads and signature capture devices. Our PAYware software product line, consisting of server-based, enterprise payment software solutions, now includes card acceptance and merchant acquiring solutions, POS integration software, value-added payment solutions, and card management systems.

Support Services

We offer a suite of support services, including installation, deployment, standard or customized training, and application development and delivery solutions. We support our installed base by providing payment system 24-hour helpdesk support, consulting, training, repair and/or replacement, asset tracking, and reporting. We also offer customized service programs for specific vertical markets in addition to standardized service plans, per incident repair services and annual software maintenance on some of our licensed software products.

We offer professional services for customized application development and delivery solutions. We also provide specific project management services for turn-key application implementations. We also offer client education programs as well as consulting services regarding selection of product and payment methodologies and strategies such as debit implementation. We believe that our client services are distinguished by our ability to perform large-scale customizations for clients quickly and efficiently.

Our payment devices generally carry a standard one-year warranty. For repairs of defective devices covered by such warranties, we either repair or replace the devices at no charge to the client, except for certain shipping and related costs. For repairs of defective devices not covered by such warranty, we offer repair services in many countries or clients may use our authorized service centers to repair the device.

Libraries and Development Tools

We make a broad portfolio of application libraries and development tools available to our large community of internal and third-party application developers, including certain pre-certified software libraries that can be integrated into third-party applications without the need for further card brand certifications. We provide a set of application libraries, or programming modules such as smart card interfaces, contactless card and NFC phone interfaces, and communications drivers with defined programming interfaces that facilitate the implementation of our multi-application system solutions. Further, we maintain application compatibility, including use of standardized application programming interfaces, also known as APIs, and service calls, designed to facilitate the migration of applications to future system solutions.

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

We believe that this growing portfolio of value-added applications increases the attractiveness of our solutions to global financial institutions and payment processors by adding services beyond payment transaction processing. We seek to encourage innovation on our terminal platform and intend to encourage continued development of applications for our system solutions.

Customers

Globally, our clients consist primarily of financial institutions, payment processors, large retailers, petroleum companies, transportation companies, government organizations, healthcare companies and quick service restaurants. In our Americas and EMEA segments, we also sell our in-taxi payments solution to taxi fleets and advertising space to advertisers and media companies. We also sell directly to smaller merchants and retailers under our Payment-as-a-Service model, primarily in our EMEA and Asia-Pacific segments. We also sell through third party partners, such as banks and acquirers, system integrators, and independent sales organizations, and channel partners that distribute and resell our products.

The percentage of net revenues from our ten largest clients is as follows:

	Years Ended October 31
	2014	2013	2012
Percentage of net revenues from our ten largest clients	22.7%	21.8%	22.8%

For information regarding our largest clients by reportable segment, see Note 1, Principles of Consolidation and Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Historically, we have experienced fluctuations of orders from clients based on the timing of client technology refresh cycles and/or client capital expenditure decisions, which typically drive larger volume orders. Timing of such cycles from larger clients, such as large retailers and processors could cause our net revenues and results of operations to vary from period to period. In addition, the timing of adoption of new technologies, such as EMV in the U.S., and timing of releases of regulatory and industry standards, such as PCI standards, as well as releases of new product introductions can significantly impact net revenues, cost of net revenues and operating expenses. Net revenues from both direct clients and our third-party distributors may decline pending an upcoming standards change or in anticipation of a standards change or new product introduction. However, neither historical patterns of net revenues nor timing of net revenues related to releases of new standards or products should be considered reliable indicators of our future net revenues, results of operations or financial performance.

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

Our sales personnel consists of sales representatives, business development personnel, sales engineers, and customer service representatives with specific vertical market expertise. Our sales teams are supported by client services, manufacturing, product development, and marketing teams to deliver products and services that meet the needs of our diverse client base. Our marketing personnel includes product marketing personnel, account managers, program marketing personnel, and corporate communications and public relations personnel.

As of October 31, 2014, we had 967 sales and marketing employees, representing approximately 18.4% of our total workforce.

Competition

The markets for our System Solutions and Services are highly competitive. We compete based on various factors, including product functions and features, product availability and certifications, pricing, product quality and reliability, design innovation, interoperability with third-party systems, service offerings, support, and brand reputation. We continue to experience intense competition in all of our operating segments from traditional POS terminal providers for both systems solutions and services. In certain more price sensitive markets, typically high growth markets such as China and Brazil, we have seen some competitors introduce increasingly aggressive pricing. We also see new companies entering our markets, including entrants offering some form of mobile-device based payment option. In certain foreign countries, some of our competitors may be more established, benefit from greater local recognition and have greater resources within those countries than we do.

Competition from manufacturers, distributors, or providers of products and services similar to or competitive with our System Solutions or Services could result in lower market share, price reductions, reduced margins, or could render our solutions obsolete. Some smaller local electronic payment terminal vendors, particularly in our Asia-Pacific segment, have also introduced pricing pressures in their markets by offering substantially lower prices. In addition, a number of the financial institutions and payment processors to whom we market our products typically adopt a dual vendor approach for the supply of their POS terminals.

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

As we focus on specialty services and increase our emphasis on mobile and full service solutions, as well as on small to medium sized enterprises, we face new competitors, including those who target merchants that are not traditionally our clients or offer competing technologies, such as mobile-based payment dongles or electronic wallets. We believe these competitors are targeting merchants that are our clients.

Most of our clients are large, sophisticated organizations that have significant purchasing power and seek innovative solutions from trusted brands. We believe that we benefit from a number of competitive advantages gained through our more than 30-year history. These advantages include our globally trusted brand name, large installed base, significant involvement in the development of industry standards, security infrastructure, global operating scale, customizable platforms, and investment in research and development. Additionally, we compete primarily on the basis of the following additional key factors: end-to-end system solutions, industry leading security, product certifications, value-added applications and advanced product features, advanced communications modularity, reliability, supply chain scale and flexibility, and low total cost of ownership.

We expect competition in our industry will be largely driven by the requirements to respond to increasingly complex and evolving technology, industry certifications, and security standards and requirements, as well as market demands for innovative and flexible payment solution options. We also see the prospect of continued consolidation among suppliers of electronic payment systems as they seek inorganic ways to enhance their capability to carry out research and development and seek other efficiencies, such as in procurement and manufacturing. The rapid technological and other changes in the payments industry have led to increased competition from new technologies and competitors both within and outside our traditional industry.

Research and Development

Our R&D activities include design and development of our hardware products and unique operating systems, development of new solutions and applications, attaining applicable certifications and approvals required for our products and solutions, and ensuring compatibility and interoperability between our solutions and those of third parties. We work with our clients to develop system solutions that address existing and anticipated end-user needs. Our development activities are distributed globally and managed primarily from the U.S. Our regional application development centers provide customization and adaptation to meet the needs of clients in local markets.

During fiscal year 2014, as part of our transformation initiatives, we developed plans to consolidate our global R&D sites for hardware and software development, and initiated standardization and consolidation efforts for our gateways, hardware platforms, and software application architecture.

As of October 31, 2014, we had 1,637 research and development employees, representing approximately 31.2% of our total workforce. For the total amounts of our research and development expenses for the fiscal years ended October 31, 2014, 2013, and 2012, see our Consolidated Statements of Operations of this Annual Report on Form 10-K.

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

We are also subject to various other legal and regulatory requirements related to the manufacture and sale of our products, such as the U.S. regulations which require us to implement a management system to evaluate and report on the existence of conflict minerals originating in the Democratic Republic of the Congo in our supply chain, the European Union ("EU") directive that places restrictions on the use of hazardous substances (RoHS and RoHS2) in electronic equipment, the EU directive on Waste Electrical and Electronic Equipment (WEEE), the EU's Registration, Evaluation, Authorization and Restriction of Chemicals (REACH), and the environmental regulations promulgated by China's Ministry of Information Industry (China RoHS). RoHS and RoHS2 set a framework for producers' obligations in relation to manufacturing (including the amounts of named hazardous substances contained in products sold) and WEEE sets a framework for treatment, labeling, recovery, and recycling of electronic products in the European Union. REACH imposes chemicals regulation and controls including requirements for registration of chemicals on the EU market.

Foreign Operations

For our fiscal years ended October 31, 2014 and 2013, our international net revenues accounted for 72.0% and 71.6%, respectively, of our total net revenues. Margins on our sales of products in foreign countries and on sales of our products generally, which include components sourced from foreign suppliers, can be adversely affected by foreign currency exchange rate fluctuations and by international trade regulations, including tariffs and other applicable duties. See “Foreign Currency Transaction Risk” under Item 7A, Quantitative and Qualitative Disclosures About Market Risk in this Annual Report on Form 10-K. In certain regions outside the U.S., we rely on third-party distributors to market and sell our products in accordance with our policies for promotional efforts and maintenance of adequate technical expertise with respect to our products, and with our requirements for compliance with applicable laws, including for example, trade regulations applicable to our products and anti-corruption laws. Although we generally have contractual relationships with these third parties, if such third parties do not comply with our requirements, we face potential liability, harm to our brand reputation, and disruptions to our business, which could have a material adverse effect on our results of operations.

We outsource our product manufacturing to various suppliers in the Electronic Manufacturing Services ("EMS") industry. Our primary EMS providers are located in China, Singapore, Malaysia, Brazil, Germany, and Romania. For several of our product lines, we directly ship from our EMS providers to our clients in various countries around the world. Substantially all of our products contain key components that are obtained from foreign sources. These concentrations in external and foreign sources of supply present risks of interruption for reasons beyond our control, including political and other uncertainties. See “Manufacturing Agreements” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K.

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

As of October 31, 2014, we held 363 patents and 88 patent applications filed with various patent offices in 56 jurisdictions throughout the world, including the U.S., Canada, the United Kingdom, the European Union, China, Israel, Italy, India, Australia, Japan, Germany, France, Ireland, Hong Kong, Taiwan, Brazil, and South Africa, among other countries. These patents and patent applications include utility patents, utility models and designs acquired in connection with our acquisitions. We believe that the duration of our patents is adequate relative to the expected lives of our products which generally are expected to be shorter than the terms of our patents due to continual technical innovations in our industry.

We use the VeriFone name and logo globally as an important part of the branding of our company and our products, and we register these trademarks in the key jurisdictions where we do business, including the U.S. and the European Union. As of October 31, 2014, we held trademark registration in 23 jurisdictions (including registration in the European Union that covers a number of country level registrations we had previously filed) for the "VERIFONE" trademark and in 32 jurisdictions (including registration in the European Union that covers a number of country level registrations we had previously filed) for the VERIFONE trademark including our ribbon logo. Our trademark registration also includes our new company logo that is part of our November 2014 new brand identity launch. We currently hold trademark registration in the U.S. and a variety of other countries for our product names and other marks.

We generally have not registered copyrights in our software and other written works. Instead, we have relied upon common law copyright, customer license agreements, and other forms of protection. We use non-disclosure agreements and license agreements to protect software and other written materials as copyrighted and/or trade secrets.

Employees

As of October 31, 2014, we had approximately 5,200 employees worldwide. We have collective bargaining agreements with our employees in France, Spain, Italy, Sweden, and Brazil. Our employees in France and Germany are represented by works councils that have the right to certain information and to participate in certain operational decisions affecting the represented employees, such as relocation of office facilities, compensation and benefits, and working hours. We have not experienced any work stoppages, and we believe that we have good employee relations and relationships with the collective bargaining groups and works councils.

Executive Officers

Our executive officers and their ages as of December 17, 2014 are as follows:

Name	Age	Position
Alok Bhanot	46	Executive Vice President, Engineering & Chief Technology Officer
June Yee Felix	58	President, VeriFone Europe
Paul Galant	46	Chief Executive Officer
Sunil Kappagoda	50	President, VeriFone Asia Pacific and Executive Vice President, Corporate Strategy
Albert Liu	42	Executive Vice President, Corporate Development & General Counsel
Jennifer Miles	42	President, VeriFone Americas
William K. Nelson	59	Executive Vice President, Global Product Management and Services
Bulent Ozayaz	41	President, VeriFone Southern Europe, Russia, Middle East and Africa
Marc Rothman	50	Executive Vice President and Chief Financial Officer

Alok Bhanot. Mr. Bhanot has served as our Executive Vice President, Engineering and Chief Technology Officer since December 2, 2013. Prior to joining VeriFone, from June 2013 to November 2013, Mr. Bhanot served as an advisor of Walmart Labs, a unit of Walmart Global e-Commerce, and, from February 2011 to June 2013, as the founder and Chief Executive Officer of Inkiru, Inc., a provider of business intelligence/analytics technology, before it was acquired by Walmart in June 2013. Prior to that, from July 2010 to January 2011, Mr. Bhanot served as the Chief Technology Officer for Rent The Runway, Inc., a company that sells and rents women’s fashion products online, and, from April 2009 to June 2010, Executive Vice President for Cooliris, Inc., a software developer of photo viewing applications. From May 2007 to March 2009, Mr. Bhanot served as Vice President, Risk Technology of PayPal and, from January 2006 to March 2009, Vice President, Corporate Architecture of eBay, Inc. Before joining eBay, Inc., from January 2000 to March 2002, Mr. Bhanot served as the Chief Technology Officer of Gradience, Inc., a market data analytics provider. Mr. Bhanot graduated from University of Roorkee (Indian Institute of Technology) with a Bachelor’s degree in Mechanical Engineering.

June Yee Felix. Ms. Felix has served as our President, VeriFone Europe since May 26, 2014. Prior to joining VeriFone, Ms. Felix served as Managing Director of Global Enterprise Payments at Citibank, N.A. from February 2011 to May 2014, leading a global business focused on healthcare payments and digital transformation. From October 2002 to November 2009, Ms. Felix served as Global General Manager of Banking and Financial Markets at International Business Machines Corporation, responsible for the overall business results of IBM’s largest industry group, covering banks, broker-dealers, payment processors, merchant acquirers and exchanges globally, and led teams that developed new solutions and partnerships in payments, risk management, banking, customer management and data management/analytics. Ms. Felix was the CEO and Chairman of the Board of CertCo LLC, a security and risk management technology company, from January 2000 to June 2002 and Senior Vice President, E-Commerce and Payments Executive of Chase Manhattan Bank from January 1991 to January 2000. Ms. Felix also served as a consultant for Citibank N.A., Permira LLC, a private equity investment firm, in 2010 and for Booz, Allen & Hamilton from August 1985 to December 1989. Ms. Felix holds a B.S. degree in Chemical Engineering (summa cum laude) and Premedical Studies from the University of Pittsburgh.

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

Sunil A. Kappagoda. Mr. Kappagoda has served as our President of VeriFone Asia Pacific, overseeing VeriFone's operations in China, India, Greater Asia, Australia, and New Zealand, and as our Executive Vice President of Corporate Strategy, leading the ongoing development of VeriFone's global business strategy since July 25, 2013. Prior to joining VeriFone, from November 1999 to July 2013, Mr. Kappagoda served as a Senior Partner and Managing Director for The Boston Consulting Group, leading its relationships with major U.S. and international financial services organizations. Prior to joining The Boston Consulting Group, from February 1996 to October 1999, Mr. Kappagoda served as a Director of Oliver, Wyman & Company, a financial services consulting firm, and, from September 1990 to January 1996, as a Principal of Booz Allen & Hamilton, Inc.'s financial services practice. Mr. Kappagoda holds a Bachelor's degree in Engineering from Imperial College in London, a Master's degree in Economics from the London School of Economics and a Master's degree in Business Administration from the University of Pennsylvania's Wharton School. He has served as a member of the advisory board for the Imperial College Business School since 2007.

Albert Liu. Mr. Liu serves as our Executive Vice President, Corporate Development and General Counsel. Mr. Liu joined VeriFone in October 2008, as Senior Vice President, General Counsel and Corporate Secretary, and was named Executive Vice President, Corporate Development in August 2011. In his capacity Mr. Liu also serves as Chief Compliance Officer. Prior to joining VeriFone, he was Vice President, Legal and Corporate Development, and Company Secretary for NETGEAR, Inc., a provider of networking solutions, since October 2004. Mr. Liu also previously served as General Counsel, Director of Human Resources and Secretary of Turnstone Systems, Inc., a supplier of digital subscriber line testing equipment and General Counsel and Secretary for Yipes Enterprise Services, a provider of Ethernet connectivity services. Mr. Liu began practicing law with the firm of Sullivan & Cromwell in New York, advising clients on all aspects of corporate and securities law, leading public and private securities offerings, and negotiating and finalizing venture capital investments and contracts. Before entering the legal field, he was a software engineer at Tandem Computers. He holds dual degrees in Computer Science and Political Science from Stanford University, and a J.D (magna cum laude) from the University of California, Hastings College of the Law. He is a member of the State Bar of California.

Jennifer Miles. Ms. Miles has served as our President, VeriFone Americas since March 18, 2013. Ms. Miles joined VeriFone in February 2001 and has served in various management positions, playing an integral role in driving the growth of VeriFone's solutions. Most recently, from August 2011 to March 18, 2013, she served as VeriFone's Executive Vice President, North America, overseeing VeriFone's North America business. Prior to joining VeriFone, Ms. Miles spent six years with Wachovia Bank serving in several roles including sales and product management of corporate treasury and cash management solutions to Fortune 500 companies. Ms. Miles graduated from the University of Georgia with a Bachelor's degree in Business Administration.

William K. Nelson. Mr. Nelson has served as our Executive Vice President, Global Product Management and Services since October 1, 2013. Prior to joining VeriFone, Mr. Nelson served as Executive Vice President, Worldwide Sales for Nuance Communications, a speech recognition technology company, from April 2011. Prior to that, Mr. Nelson was Executive Vice President of North American Sales for SunGuard Availability Services, a provider of managed IT and disaster recovery services, which he joined in 2009. Prior to joining SunGuard, from 2008 to 2009, Mr. Nelson served as Executive Vice President of Global Sales at Nortel Networks, a telecommunications and data networking equipment manufacturer, and, from 2001 to 2008, as Senior Vice President, Resource Management Software and Telecommunications/Media & Entertainment Business Units for EMC Corporation, a provider of data storage, management, protection and analysis services. Mr. Nelson holds a Bachelor's degree in Business Administration with a major in Economics from the University of Massachusetts.

Bulent Ozayaz. Mr. Ozayaz has served as our President, Southern Europe, Russia, Middle East and Africa since March 18, 2013, overseeing our business in these regions. Prior to his current position, he served as Vice President and General Manager of VeriFone Media Solutions as well as Vice President and General Manager of Wireless Solutions, North America Financial Solutions. Mr. Ozayaz joined VeriFone through our acquisition of Lipman Electronic Engineering Ltd. in 2006, where he served as Vice President North America Marketing. Mr. Ozayaz holds a Bachelor’s degree in Computer Science and Electronic Engineering and a Master’s of Business Administration degree from Hofstra University.

Marc E. Rothman. Mr. Rothman has served as our Executive Vice President and Chief Financial Officer since February 4, 2013. Prior to joining VeriFone, Mr. Rothman served as the Chief Financial Officer of Motorola Mobility, Inc., where he oversaw global financial strategy, financial analysis and reporting, regulatory financial compliance, restructuring activities, and mergers and acquisitions, including involvement in Motorola Mobility's spin-off transaction from its former parent company, Motorola, Inc., as well as the sale of the company to Google in May 2012. At Motorola, he also held a number of senior finance leadership positions across the company, including serving as chief financial officer in several of its business segments (Public Safety, Networks and Enterprise, and Mobile Devices). Mr. Rothman joined Motorola, Inc. through the acquisition of General Instrument in 2000, and at that time he was vice president and corporate controller. He began his career at Deloitte & Touche LLP. Mr. Rothman is a Certified Public Accountant (inactive) in the State of California and graduated from Richard Stockton College with a Bachelor's degree in Business.

Available Information

Our website is located at www.verifone.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission. The reports are also available on the SEC’s website at www.sec.gov. Information contained on our website is not incorporated into this Annual Report on Form 10-K, and any references to our website are intended to be inactive textual references only.

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

•
delays in the implementation, including obtaining certifications, delivery and customer acceptance of our products and services, which may impact the timing of our recognition, and amount, of net revenues;

•	delays in customer purchases in anticipation of product or service enhancements or due to uncertainty in economic conditions;

•	demand for and acceptance of our new product and services offerings;

•
changes in competitive conditions, including from traditional payment solution providers and from alternative payment solution providers, and related impacts, such as inventory obsolescence and increased research and development expense;

•	the rate at which we transition customers to our services model;

•	decisions by our distributors and other customers relating to the overall channel inventories of our products held in a particular quarter;

•	concentration in certain of our customer bases;

•	changes in economic or market conditions, such as fluctuations in currency exchange rates;

•	variations in product and service mix and cost during any period;

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

•
the introduction of new laws and regulations, or changes in implementation of existing laws and regulations, in jurisdictions where we operate that may create uncertainty regarding the business operations of our customers or distributors, which may in turn lead to deferred or reduced orders from our customers or distributors; and

•
business and operational disruptions or delays caused by political, social or economic instability and unrest, such as the ongoing significant civil, political and economic disturbances in Russia, Ukraine and the surrounding areas as well as the political and military conditions in Israel and the Palestinian territories.

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

We are subject to foreign currency risk including that from economic and political instability which can lead to significant and unpredictable volatility in currency rates, including significant currency devaluations, which may negatively impact our net revenues, gross margins, results of operations and financial position. Although we engage in some hedging of our foreign currency exposures, we do not hedge all such exposures and our hedging arrangements may not always be effective. The uncertainty with respect to the ability of certain European countries to continue to service their sovereign debt obligations and the related European financial restructuring efforts may cause the value of the Euro to fluctuate. The current political situation in Ukraine, the sanctions imposed against Russia by certain European nations and the U.S., and Russia's response to these sanctions may further increase the economic uncertainty in the affected regions and lead to further fluctuation in the value of foreign currencies, such as the Euro and Russian ruble, used in these regions. See "Fluctuations in currency exchange rates may adversely affect our results of operations" and Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk--Foreign Currency Transaction Risk in this Annual Report on Form 10-K.

In addition, compliance with foreign and U.S. laws and regulations, including changes and additions to such laws and regulations, that are applicable to our international operations is complex and may increase our cost of doing business in international jurisdictions and our international operations could expose us to fines and penalties if we fail to comply with these regulations. These laws and regulations include import and export requirements, trade restrictions and embargoes, exchange control regulations, data privacy requirements, labor laws, tax laws, anti-competition regulations, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials and other improper payments or inducements, such as the U.K. Bribery Act. Although we have implemented policies, procedures and training designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, distributors, suppliers and agents will not take actions in violation of our policies, particularly as we expand our operations through organic growth and acquisitions, including acquisitions of businesses that were not previously subject to and may not have familiarity with U.S. and other laws and regulations applicable to us or compliance policies similar to ours. For example, as described under the caption "Disclosures of Iranian Activities under Section 13(r) of the Securities Exchange Act of 1934" in Part I, Item 1, Business of our Annual Report on Form 10-K filed with the SEC for the fiscal year ended October 31, 2013, in early 2013, we submitted a voluntary disclosure to the U.S. Department of Treasury's Office of Foreign Assets Control ("OFAC") in connection with certain unauthorized activities by employees of one of our non-U.S. subsidiaries that involved potential violations of sanctions regulations. Any violations of sanctions or export control regulations or other laws could subject us to civil or criminal penalties, including the imposition of substantial fines and interest or prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, our brand, our international expansion efforts and our business, and negatively impact our operating results.

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

The markets for our system solutions and services are highly competitive and rapidly evolving, and we have been and expect to continue to be subject to significant and increasing competition from existing and new competitors and a variety of technologies. Traditionally, we have competed with other large manufacturers and distributors of electronic POS payment solutions, suppliers of cash registers that provide built-in electronic payment capabilities and producers of software that facilitates electronic payment over the Internet. In certain areas, we also compete with smaller companies that have been able to develop strong local or regional customer bases. In certain foreign countries, we compete with companies that are more established, benefit from greater name recognition and have greater resources within those countries than we do. In addition, some of these competitors compete with aggressive pricing. We continue to face significant downward pressures on prices in certain regions, including China, Brazil and India, where price competition is increasingly intense in the POS hardware market, in particular from some local competitors. Any decrease in our selling prices in order to remain competitive in these markets could negatively impact our net revenues, gross margins and results of operations.

New competitors are entering the payments market rapidly with alternative payment solutions at the POS, such as mobile device-based card payment and processing solutions, including providers of “digital wallets” such as Merchant Customer Exchange, or MCX, an initiative supported by Walmart, Target and other major U.S. retailers, Google Wallet, which offer customers the ability to pay on mobile devices through a variety of payment methods, and Apple Pay, which takes advantage of major credit cards' tokenized card data approach and NFC functionality to provide mobile payments solutions, and providers of card readers for mobile devices and of other new POS technologies such as PayPal and Square. Some of these alternative solutions enable payment and processing at the POS without use of traditional payment terminals, such as those we manufacture and sell. In addition, some of these alternative solutions are offered by companies that are significantly larger than we are.

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

As discussed in "If we are unsuccessful in executing on our implementation of the Payment-as-a-Service model and obtaining and maintaining customer acceptance of our service offerings, our net revenues, income and profitability will be adversely affected", the competitive environment for services offerings is complex and very different in each market and, in some markets, our competitors include certain of our customers that distribute our terminals. Some of our competitors may offer more services, have better name recognition in that market or have a longer or more established relationship with customers in that market than we do.

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

Our operations and performance depend significantly on global and regional economic conditions. For example, the current continued and prolonged weak macro-economic conditions in Europe and in some euro zone countries have resulted in a slowdown, and in some cases deferrals, of orders by customers, which has adversely impacted our business, financial condition and results of operations. Similarly, the significant slowdown and volatility in the U.S. and international economy and financial markets which began in the latter half of 2008 resulted in reduced demand for our products and adversely affected our business, financial condition and results of operations. The lower-than-expected growth rates in certain emerging market economies in which we operate have also had an adverse effect on our results of operations in these regions. In particular, the slowdown and volatility in the global markets resulted in softer demand in the financial and retail sectors, pricing pressures and more conservative purchasing decisions by customers, including a tendency toward lower-priced products and lower volume of purchases. In some countries where we do business, the weakened economy has resulted in economic instability which has had negative effects, including a decrease in purchasing power due to currency devaluations. If these weak macro-economic conditions continue or if any economic recovery remains slow and fragile or is not sustained, our net revenues, business, financial condition and results of operations could be adversely impacted.

We expect certain markets where we conduct business, including parts of Europe, to continue to experience weakened or uncertain economic conditions in the near term, and some of our customers, prospective customers, suppliers, distributors and partners will continue to be negatively impacted by the continued global weakness in the economy. We cannot predict the extent and duration of the negative impact that global and regional economic volatility may have on our business, operating results and financial condition. There is no assurance that governments and central banks will take actions to further stimulate the economy or that any such actions will have positive or lasting impacts. Existing stimulus measures may also be withdrawn or reduced, introducing greater economic uncertainty or volatility. Further, conditions such as political situations or terrorist actions in other parts of the world, such as Ukraine and parts of Asia, the continued uncertainty related to economic conditions in the U.S., including the implementation and duration of the so-called “budget sequestration”, the ongoing debate in the U.S. Congress regarding the national debt ceiling and federal budget deficit, the potential effect of the recent and any future federal government shutdown, and additional taxes related to changes in the health care law, as well as continued high unemployment rates in the U.S. and some other regions, may negatively impact global economic conditions, including corporate and consumer spending, and liquidity of capital markets. Continued volatility in market conditions, such as fluctuations in foreign currency rates relative to the U.S. dollar, makes it difficult to forecast our financial guidance and/or to meet such guidance. If we fail to meet our financial guidance or the expectations of investment analysts or investors in any period, the market price of our stock could decline.

Continuing political instability in Ukraine, sanctions against Russia, and Russia's response to those sanctions, could materially adversely affect our business, results of operations and financial condition.

In March 2014, the Crimean region of Ukraine was annexed by Russia. In response, other nations, including the U.S., have imposed or are considering imposing, economic sanctions on Russia. Recently, concerns related to the political and military conditions in the region have prompted increasing levels of economic sanctions, targeting certain Russian companies in the finance, energy and defense industries and additional Russian nationals, as well as imposing restrictions on trading and access to capital markets. In response, Russia announced its own trading sanctions against nations that implemented or supported the anti-Russia sanctions, including the U.S. and some European Union nations. A significant amount of our net revenues are from Russia and its surrounding areas, including Ukraine. Continuing political instability in Ukraine and economic sanctions imposed by the U.S., the European Union, or the world community may result in serious economic challenges in Ukraine, Russia and the surrounding areas, and imposition of trade restrictions may delay or prevent shipment of products to or services performed in those countries, resulting in a significant decline in our net revenues. In addition, to the extent it is more difficult for some of our customers to obtain financing or access U.S. dollar currency, due to restrictions on access to international capital markets as a result of the sanctions, our customers' ability to pay could be adversely affected, which could have a material adverse impact on our business, cash flows, results of operations and financial condition. Moreover, uncertain political and military conditions in Russian and Ukraine as well as the sanctions against Russia have led to significant devaluation of local currencies in these two countries, making our U.S. dollar-denominated products more expensive than local currency-denominated products. Further, current and any future retaliatory measures by Russia in response to anti-Russia sanctions could adversely affect European economic conditions, which could in turn affect our business in Europe and elsewhere. Accordingly, continuing political instability in Ukraine, sanctions against Russia and Russia's responses to such sanctions could have a material adverse effect on our business, results of operation and financial condition.

We have significant operations in Israel and therefore our results of operations may be adversely affected by political or economic instability or military operations in or around Israel.

We have offices and personnel in Israel. Therefore, political, economic, and military conditions in Israel directly affect our operations. The outcome of peace efforts between Israel and its Arab neighbors remains uncertain. Any armed conflicts, such as the recent military conflict in the Gaza Strip, or further political instability in the region is likely to negatively affect business conditions and materially harm our results of operations. Furthermore, several countries continue to restrict or ban business with Israel, Israeli companies and companies with significant Israeli operations. These restrictive laws and policies may seriously limit our ability to make sales in those countries.

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

If we are unsuccessful in executing on our implementation of the Payment-as-a-Service model and obtaining and maintaining customer acceptance of our service offerings, our net revenues, income and profitability will be adversely affected.

A central part of our strategic plan is to increase services offerings so that we can derive higher overall net revenues and margins, develop deeper relationships with our customers and drive more predictable financial results. Following our December 2011 acquisition of Point, we have been implementing Point's Payment-as-a-Service model in multiple jurisdictions. Implementing a new services model is difficult and involves management focus, upfront local infrastructure and capital costs and other resources that could otherwise be utilized in research and development of other hardware and software product offerings, and the build-out of local service and support teams. In addition, the competitive environment for services is very different in each market, and the bundle of services being offered must be customized to compete effectively. Markets may take longer to adopt a Payment-as-a-Service model than we anticipate or may choose not to adopt this model at all. We may also be competing against others, including certain of our customers that distribute our terminals, who already offer similar services. Continued weakness in the global economy may also negatively impact our ability to implement our Payment-as-a-Service model within the time frames we desire and to achieve the benefits we anticipate. If we are unsuccessful in executing on our implementation of the Payment-as-a-Service model and obtaining and maintaining customer acceptance of our service offerings or are unable to implement the model while also maintaining focus on other key areas of our business or if we are unable to maintain the expected level of margins associated with these service offerings, we may not be able to generate sufficient returns on our investments in the services business and our net revenues, income and profitability will be adversely affected.

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

During the fiscal years ended October 31, 2014, 2013 and 2012, approximately 72%, 72% and 73%, respectively, of our net revenues were generated outside of the U.S. The percentage of net revenues generated outside of the U.S. has increased over recent years and may continue to increase over time. In particular, our acquisition in December 2011 of Point has increased our business in the Nordic regions and elsewhere in Northern Europe and our acquisition in August 2011 of Hypercom has increased our business significantly in the EMEA region and Asia. Part of our strategy is to expand our penetration in existing foreign markets and to enter new foreign markets, particularly emerging markets where we expect to see growth in electronic payments and related services. Our ability to penetrate some international markets may be limited due to different technical standards, protocols or product requirements. Expansion of our international operations will require significant management attention and financial resources. Certain emerging markets, such as those in the Middle East and Africa, may require longer lead times to develop distribution channels, may involve distribution channels with greater business and operational risk due to their relatively shorter operating histories, may be dependent upon the timing and success of local electronic payments initiatives and related infrastructure investments in such markets, as well as require additional time and effort to obtain product certifications and gain market acceptance for our products. Our international net revenues will depend on our success in a number of areas, including:

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

If we inaccurately forecast demand for our products, we could end up with either excess or insufficient inventory to satisfy demand. This problem is exacerbated because we generally receive a significant volume of customer orders towards the end of each fiscal quarter which leaves us little room to adjust inventory mix to match demand, as discussed under “Timing for orders for our products and services can be back-end weighted within the fiscal quarter, which can make our net revenues difficult to predict and can negatively impact our business and results of operations.” During the transition from an existing product to a new replacement product, we must accurately predict the demand for the existing and the new product. Furthermore, introducing new products into our current markets or existing products into new markets involves the uncertainty of whether the market will adopt our product in the volumes and time frames that we anticipate or at all. Our inability to properly manage our inventory levels could lead to increased expenses associated with writing off excessive or obsolete inventory, additional shipping costs to meet immediate demand and a corresponding decline in gross margins, or lost sales. If we do not accurately predict demand, we could also incur increased expenses associated with binding commitments to certain third-party contract manufacturers and suppliers which would negatively impact our gross margins and operating results. For example, as of October 31, 2014, the amount of purchase commitments issued to contract manufacturers and component suppliers totaled approximately $150.3 million. Of this amount, $12.8 million has been recorded in Accruals and other current liabilities in our Consolidated Balance Sheets because these commitments are not expected to have future value to us. For additional information regarding our commitments to third-party manufacturers and suppliers, see Note 11, Commitments and Contingencies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. During times of economic uncertainty, such as the global economic recession that continues to impact certain parts of Europe, it becomes more difficult to accurately forecast demand and manage our inventory levels. Deteriorating market conditions have in the past and can in future periods cause us to incur additional costs associated with excess and obsolete inventory, scrap, and excess inventory held by our contract manufacturers.

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

The accumulation of excess or obsolete inventory has in the past resulted in and may in future periods result in price reductions and inventory write-downs and scrap, which could, sometimes materially, adversely affect our business, results of operations and financial condition. For example, as a result of the expiration of PCI 1.3 standards in April 2014, we can no longer sell our products that are only compliant with PCI 1.3 or earlier standards except under limited circumstances, primarily as one-for-one in-kind replacements of devices for repair and replacement. For the fiscal year ended October 31, 2013, we incurred costs for obsolete inventory, scrap, and purchase commitments for excess components at contract manufacturers of $26.5 million, an increase of $13.7 million compared to those for the fiscal year ended October 31, 2012, due to lower-than-anticipated system solutions sales volumes and potential obsolescence because of the PCI 1.3 standard expiration.

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

•	the possible inability to realize the desired financial and strategic benefits from any or all of our acquisitions or investments in the time frame expected, or at all;

•	the loss of all or part of our investment;

•	the loss of customers and partners of acquired businesses;

•	the failure to retain employees from acquired businesses;

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

•
the failure to adequately identify or assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring a company, which could result in unexpected litigation, unanticipated liabilities, additional costs, unfavorable accounting treatment or other adverse effects; and

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

We are currently a party in several litigation proceedings. If any of these proceedings are resolved adversely to us, this could have a material adverse effect on our business, financial condition, results of operations or cash flows. For example, in connection with the restatement of our historical interim financial statements during fiscal year 2007, a number of securities class action complaints were filed against us and certain of our officers, and purported derivative actions were also filed against certain of our current and former directors and officers. As described in Part I, Item 3, Legal Proceedings of this Annual Report on Form 10-K, we settled with the plaintiffs in the securities class action case caption In re VeriFone Holdings, Inc. Securities Litigation for a total of $95.0 million. In fiscal year 2013, we recorded a total expense of $61.2 million for this securities class action, which represents the amount of the settlement that was not covered by insurance.

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

The outcome of litigation and tax assessments is inherently difficult to predict. If any such litigation or tax assessment is resolved adversely to us (whether as a result of a court judgment or a decision by us to settle litigation to avoid the distraction, expense and inherent risks of continued litigation), this could have a material adverse effect on our business, financial condition, results of operations and cash flows. Furthermore, even when we are able to reasonably estimate the probable loss and thus record an accrual for such probable and reasonably estimable loss contingency, the accrual may change due to new developments or changes in our estimates or the amount of our liability could exceed the accrual. For a description of our material pending litigation, see Part I, Item 3, Legal Proceedings, of this Annual Report on Form 10-K.

Our business may suffer if we are sued for infringing the intellectual property rights of third parties, or if we are unable to obtain rights to third-party intellectual property on which we depend.

Third parties have in the past asserted and may in the future assert claims that our products and services infringe their proprietary rights. Such infringement claims, even if meritless, may cause us to incur significant costs in defending against or settling those claims, whether directly or as a result of indemnification obligations. We may be required to discontinue using and selling any infringing technology and services, to expend resources to develop non-infringing technology or to purchase licenses or pay royalties for other technology. Similarly, we depend on our ability to license intellectual property from third parties. The third parties from whom we license technology may become unwilling to license to us on acceptable terms intellectual property that is necessary to our business. In addition, we may be unable to acquire licenses for other technology necessary for our business on reasonable commercial terms or at all. As a result, we may be unable to continue to offer the solutions and services upon which our business depends.

We have received, and have currently pending, third-party infringement claims and may receive additional notices of claims of infringement in the future. As we expand into other payment technologies and as competition in this area increases, it is possible that the rate at which third parties bring claims will increase. Infringement claims may cause us to incur significant costs in defending against those claims or to settle claims to avoid costly or protracted litigation even if we believe those claims are without merit. For example, in March 2008, Cardsoft, Inc. and Cardsoft (Assignment for the Benefit of Creditors), LLC commenced an infringement action against us and others in the Eastern District of Texas, Marshall Division. Although we believe that Cardsoft's claims are without merit, a jury issued a verdict against us and awarded Cardsoft infringement damages and royalties of $15.4 million, and the District Court confirmed the jury's verdict in its judgment against us and also granted Cardsoft pre-judgment interest, post-judgment interest and certain costs. Infringement claims are expensive and time consuming to defend against, regardless of the merits or ultimate outcome. Although we believe Cardsoft's claims are without merit and have received a favorable ruling on appeal, we have had to expend substantial time and funds to defend these claims over several years, and have had to divert R&D personnel time to complete a redesign of products following the jury's finding of infringement. Similar claims may result in additional protracted and costly litigation. There can be no assurance that we will prevail in any such actions or that any license required under any such patent or other intellectual property would be made available on commercially acceptable terms, if at all. An unfavorable outcome in any such litigation could result in a significant judgment of damages against us, which could materially and adversely impact our operating results, financial condition and cash flows. See Note 11, Commitments and Contingencies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Fluctuations in currency exchange rates may adversely affect our results of operations.

A substantial portion of our business consists of sales made to customers outside the U.S. A portion of the net revenues we receive from such sales is denominated in currencies other than the U.S. dollar, primarily the British Pound, the Euro, the Swedish Krona and the Brazilian real, and the amount of net revenues in foreign currencies has increased with our acquisitions of Point and Hypercom. Additionally, portions of our cost of net revenues and our other operating expenses are incurred by our international operations and denominated in local currencies, primarily the Euro, Brazilian real, British Pound, and Swedish Krona. Our net revenues, cost of net revenues and operating expenses denominated in the Euro and the Swedish Krona have increased with the Point and Hypercom acquisitions. Fluctuations in the value of these net revenues, costs and expenses as measured in U.S. dollars have historically affected our results of operations, and adverse currency exchange rate fluctuations may have a material impact in the future. Further, changes in exchange rates that strengthen the U.S. dollar could increase the price of our U.S. dollar-denominated products in the local currencies of the foreign markets we serve, making our products relatively more expensive than products that are denominated in local currencies, which could lead to a reduction in our sales and profitability in those markets. In addition, our balance sheet contains monetary assets and liabilities denominated in currencies other than the U.S. dollar, such as cash, intercompany balances, trade receivables and payables, and fluctuations in the exchange rates for these currencies could adversely affect our results of operations.

We have entered into foreign exchange forward contracts intended to hedge a portion of our balance sheet exposure to adverse fluctuations in exchange rates. We have also effectively priced our system solutions products in U.S. dollars in certain countries. Nevertheless, these hedging arrangements can be costly and may not always be effective, particularly in the event of imprecise forecasts of non-U.S. dollar denominated assets and liabilities. Additionally, our efforts to effectively price products in U.S. dollars may have disadvantages as they may affect demand for our products if the local currency strengthens relative to the U.S. dollar. We could be adversely affected when the U.S. dollar strengthens relative to the local currency between the time of a sale and the time we receive payment, which would be collected in the devalued local currency. Accordingly, if there is an adverse movement in one or more exchange rates, we might suffer significant losses and our results of operations may otherwise be adversely affected. Uncertainty in global market conditions has resulted in and may continue to cause significant volatility in foreign currency exchange rates which could increase these risks. As our international operations expand, our exposure to these risks also increases.

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

A significant percentage of our net revenues is attributable to a limited number of customers, including distributors and ISOs. For example, in the fiscal year ended October 31, 2014, one customer accounted for 11.4% of total net revenues in our Americas reportable segment. If we are not able to adequately and timely respond to demands for new or additional products or features from any of our large customers, that customer may decide to reduce its order or not to purchase from us at all, which could have a material adverse effect on our business and results of operations. Our net revenues are dependent in part on the timing of purchases by our large customers. If any of our large customers significantly reduces or delays purchases from us or if we are required to sell products to them at reduced prices or on other terms less favorable to us, our net revenues, profitability, cash flows and net income could be materially and adversely affected.

We depend on distributors and resellers to sell a significant portion of our solutions. If we do not effectively manage our relationships with them, our net revenues and results of operations could suffer.

We sell a significant portion of our solutions through third-party resellers such as independent distributors, ISOs, value-added resellers, and payment processors. We depend on their active marketing and sales efforts. These resellers also provide after-sales support and related services to end user customers, and generally have valuable knowledge and experience with the customer base in the territories they serve. These resellers also provide critical services of developing and supporting the software applications to run on our various electronic payment systems and, internationally, in obtaining requisite certifications in the markets in which they are active. Accordingly, the pace at which we are able to introduce new solutions in markets in which these resellers are active depends on the resources they dedicate to these tasks. Moreover, our arrangements with these resellers typically do not prevent them from selling products of other companies, including our competitors, and such resellers may elect to market our competitors' products and services in preference to our system solutions. In addition, we may offer similar services as those offered by certain of our resellers as we introduce our Payment-as-a-Service model. If one or more of our major resellers terminate or otherwise adversely change their relationship with us, we may be unsuccessful in replacing such relationship. The loss of any of our major resellers could impair our ability to sell our solutions and result in lower net revenues and income. It could also be time-consuming and expensive to replicate, either directly or through other resellers, the certifications and the applications developed by these resellers.

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

We performed our annual review for potential indicators of impairment during the fourth fiscal quarter of fiscal year 2014, and concluded that there was no indicator of impairment at October 31, 2014. We will continue to evaluate the carrying value of our goodwill and intangible assets. The process of evaluating the potential impairment of goodwill and intangible assets is subjective and requires significant judgment at many points during the analysis. Our evaluation of potential impairment of goodwill could be negatively affected by a variety of factors, including declines in our stock price, failure to meet our internal forecasts, and weakening of macroeconomic conditions or significant changes in management structure or business strategies. If we determine in the future that there is potential further impairment in any of our reporting units, we may be required to record additional charges to earnings, which could materially and adversely affect our financial results and could also materially and adversely affect our business. See Note 8, Goodwill and Purchased Intangible Assets, in the Notes to Consolidated Financial Statements, and Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates -- Goodwill, of this Annual Report on Form 10-K for additional information related to impairment of goodwill and intangible assets.

The value of our deferred tax assets may not be realizable to the extent our future profits are less than we have projected and we may be required to record valuation allowances against previously-booked deferred tax assets, which may have a material adverse effect on our results of operations and our financial condition.

Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carry-forwards and net operating losses. We evaluate the realizability of our deferred income tax assets and assess the need for a valuation allowance on an ongoing basis. In evaluating our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible and before our capital loss carry-forwards and net operating losses expire. Our assessment of the realizability of our deferred income tax assets requires significant judgment. If we fail to achieve our projections or if we need to lower our projections, we may not have sufficient evidence of our ability to realize our deferred tax assets, and we may need to increase our valuation allowance. For example, for the fiscal year ended October 31, 2013 we recorded a $245.0 million valuation allowance against a significant portion of our deferred tax assets, primarily in the U.S., because our three year cumulative U.S. pretax losses raised uncertainty about the likelihood of realization of those deferred tax assets. For further information regarding this valuation allowance, see Note 5, Income Taxes, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. There is no assurance that we will not record a valuation allowance in future periods against previously-booked deferred tax assets. Any increase in the valuation allowance would result in additional income tax expense which could have a material adverse effect on our results of operations and financial condition.

Changes in our effective tax rate could adversely affect our results of operations.

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

Our business and results of operations may be adversely affected if we do not comply with legal and regulatory requirements that apply to our products, including environmental laws and regulations that regulate substances contained in our products.

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

We have experienced, and may experience in the future, changes in our management team. In March 2013, following the resignation of our former CEO, our Board commenced an extensive search for a new, permanent CEO while our then Chairman of the Board, Mr. Richard A. McGinn, stepped in as Interim CEO. The Board appointed Mr. Paul Galant as our new CEO, effective October 1, 2013. Earlier in the fiscal year, in February 2013, Mr. Marc Rothman joined VeriFone as CFO following the resignation of our former CFO. Further, during 2013 and 2014, we announced certain other technology, sales, marketing, and operations management changes. During this time of transition, our new executive leadership and our continuing executives have been designing and implementing changes to our strategic business plans, in order to better position the Company for strategic growth and long-term profitability. In addition, we have initiated certain restructuring activities in accordance with our approved restructuring plans, reducing the number of employees and contractors in certain areas and reassigning certain employee duties, and consolidating excess facilities. Our management changes, changes to our strategic business plan, and restructuring activities, as well as the potential for additional changes or activities in the future, may introduce uncertainty regarding our business prospects and may result in disruption of our business and our customer relationships. In addition, these changes and measures could distract our employees, decrease employee morale, result in failure in meeting operational targets due to the loss of employees and make it more difficult to retain and hire new talent, increase our expenses in terms of severance payments and facility exit costs, both of which could be significant, expose us to increased risk of legal claims by terminated employees, and harm our reputation. These changes and activities could also increase the volatility of our stock price. If we are unable to mitigate these or other similar risks, our business, results of operations, and financial condition may be adversely affected.

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

Our success depends to a significant degree upon the continued contributions of our key senior management, engineering, sales and marketing, and manufacturing personnel, many of whom would be difficult to replace. In addition, our future success also depends on our ability to attract, integrate, manage, and retain highly skilled employees throughout our business. Competition for some of these personnel is intense, and in the past we have had difficulty hiring, in our desired time frame, employees that have the specific qualifications required for a particular position. In particular, we may be unsuccessful in attracting and retaining personnel as a result of the workforce reduction measures we have implemented or may implement in the future. To help attract, retain and motivate qualified personnel, we use share-based incentive awards, such as employee stock options and restricted stock units. If the value of such stock awards does not appreciate as measured by the performance of the price of our common stock, or if our share-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate personnel could be weakened. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as timely product introductions, and our business and profitability may suffer.

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

We have senior secured credit facilities pursuant to a credit agreement (the "Credit Agreement") consisting of a Term A loan facility of $600.0 million (the "Term A Loan"), a Term B loan facility of $200.0 million (the "Term B Loan") and a revolving credit facility permitting borrowings of up to $500.0 million. As of October 31, 2014, we had outstanding loan balances of $887.0 million under the Credit Agreement.

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

See Note 9. Financings, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information regarding our Credit Agreement.

Our indebtedness and debt service obligations under our Credit Agreement are substantial and may adversely affect our cash flow, cash position, and stock price.

Our outstanding indebtedness and debt service obligations are substantial. As of October 31, 2014, we had total indebtedness outstanding of $887.0 million related to the Credit Agreement. The outstanding principal balance of the Term A Loan is required to be repaid in quarterly installments of the following percentages of the original balance outstanding under the Term A Loan: 1.25% for each quarter from the quarter ended September 30, 2014 through the quarter ending June 30, 2016; 2.50% for each quarter from the quarter ending September 30, 2016 through the quarter ending June 30, 2019, with the balance being due at maturity on July 8, 2019. The outstanding principal balance of the Term B Loan is required to be repaid in equal quarterly installments of 0.25% of the original balance outstanding under the Term B Loan, with the balance being due at maturity on July 8, 2021. Outstanding amounts may also be subject to mandatory prepayment with the proceeds of certain asset sales and debt issuances and, in the case of the Term B Loan only, from a portion of annual excess cash flows (as determined in the Credit Agreement) depending on our total net leverage ratio. See Note 9, Financings, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for a schedule of the principal payments due under our financings.

We intend to fulfill our debt service obligations from existing cash and cash from operations. A substantial portion of our cash balances and cash generated from operations are held by our foreign subsidiaries. If we decide to distribute or use such cash and cash equivalents outside those foreign jurisdictions, including a distribution to the U.S. we may be subject to additional taxes or costs. In the future, if we are unable to generate or raise additional cash sufficient to meet our debt service obligations and need to use more of our existing cash than planned or to liquidate investments in order to fund these obligations, we may have to delay or curtail the development and/or the sales and marketing of new payment systems and reduce the amount of expected cash flow available for other purposes, including capital expenditures, investments, acquisitions and dividends. If we are unable to generate sufficient cash flows or other sources of liquidity to meet our debt service requirements, our lenders may declare a default on the Credit Agreement which could result in the termination of commitments under the Credit Agreement, the declaration that all outstanding loans are immediately due and payable in whole or in part, and the requirement of cash collateral deposits in respect of outstanding letters of credit.

Interest rates applicable to our debt are expected to fluctuate based on economic and market factors that are beyond our control. In particular, all of the outstanding debt under our Credit Agreement has a floating interest rate. Although we have entered into a swap arrangement that converted the floating interest rate to a fixed interest rate for an aggregate principal amount of $500.0 million under the Credit Agreement through March 2015, any significant increase in market interest rates, and in particular the short-term LIBOR rates, could result in a significant increase in interest expense on the portion of our debt not covered by such swap arrangement and during periods after the expiration of such swap arrangement, which could negatively impact our net income and cash flows.

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

•	uncertainty about current global economic conditions;

•	changes in the market valuations of other companies operating in our industry;

•	announcements by us or our competitors related to significant acquisitions, strategic partnerships, or divestitures;

•	business disruptions, costs and future events related to shareholder activism;

•	additions or departures of key personnel; and

•	sales or purchases of our stock, including sales or purchases of our stock by our directors and officers or by significant stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES

Our headquarters are located in San Jose, California. We have material warehouse and distribution facilities located in the U.S., Brazil, France, Sweden and Australia.

In the U.S., we maintain material sales and administrative offices and research facilities in Clearwater, Florida; Scottsdale, Arizona; Rocklin, California; Alpharetta, Georgia; Washington D.C; and Long Island City, New York. Outside the U.S., we maintain material sales and administrative offices, and research facilities in France, India, Brazil, Israel, Sweden, Philippines, New Zealand, Taiwan, China, Germany, Denmark, Norway, Singapore, Australia, Poland, Finland, South Africa, the U.K. and Latvia. In addition to these material locations, we also have smaller offices globally.

We own the office buildings at two of our locations, while the rest of our locations are leased. We are using substantially all of our currently available productive space to develop, store, market, sell, and distribute our products and services. We believe our facilities are in good operating condition, suitable for their respective uses, and adequate for our current needs.

Location	Approximate Square Footage
Americas	656,545
EMEA	583,017
Asia-Pacific	266,961
Total	1,506,523

ITEM 3.    LEGAL PROCEEDINGS

Information with respect to legal proceedings may be found in Note 11, Commitments and Contingencies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K, which section is incorporated herein by reference.

ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock has been quoted on the New York Stock Exchange ("NYSE") under the symbol “PAY” since April 29, 2005. Prior to that time, there was no public market for our stock.
The following table sets forth for the indicated periods, the high and low sale prices of our common stock.

	Fiscal Year 2014 Quarter Ended				Fiscal Year 2013 Quarter Ended
	Oct. 31 2014	Jul. 31 2014	Apr. 30 2014	Jan. 31 2014	Oct. 31 2013	Jul. 31 2013	Apr. 30 2013	Jan. 31 2013
High	$37.53	$37.19	$34.85	$29.96	$23.82	$23.72	$35.24	$35.94
Low	$29.16	$31.75	$27.77	$22.41	$18.89	$15.75	$18.24	$28.45
The closing sale price of our common stock on the NYSE was $34.79 and $37.26 on December 1, 2014 and October 31, 2014, respectively. As of December 1, 2014, there were approximately 102 stockholders of record. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.
Dividend Policy
We have not declared or paid cash dividends on our capital stock since our common stock has been listed on the NYSE. We do not expect to pay any cash dividends for the foreseeable future. We currently intend to retain any future earnings to finance our operations, growth, and to repay our debt. Any future determination to pay cash dividends will be at the discretion of our Board of Directors, and will be dependent on earnings, financial condition, operating results, capital requirements, any contractual restrictions, and other factors that our Board of Directors deems relevant. In addition, our amended and restated credit agreement contains limitations on the ability of our principal operating subsidiary, VeriFone, Inc., to declare and pay cash dividends. Because we conduct our business through our subsidiaries, as a practical matter these restrictions similarly limit our ability to pay dividends on our common stock.
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

Performance Graph
The following graph and table compares the performance of an investment in our common stock over the period of November 1, 2009 through October 31, 2014, beginning with an investment at the closing market price on October 31, 2009, and thereafter, based on the closing price of our common stock on the market, with the S&P 500 Index and the S&P North American Technology Index ("SPGSTI"). The graph and table assume $100 was invested on the start date at the price indicated, and that dividends, if any, were reinvested on the date of payment without payment of any commissions. The performance shown in the graph and table represents past performance, and should not be considered an indication of future performance.

	October 31, 2009	October 31, 2010	October 31, 2011	October 31, 2012	October 31, 2013	October 31, 2014
VeriFone Systems, Inc.	$100.00	$254.36	$317.37	$222.86	$170.38	$280.15
S&P 500 Index	$100.00	$114.19	$120.95	$136.28	$169.52	$194.76
S&P North American Technology Index	$100.00	$119.11	$127.10	$134.21	$170.52	$203.29
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

	Years Ended October 31,
	2014 (1)(2)(3)	2013 (4)(5)	2012 (6)	2011 (7)	2010
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$1,868,874	$1,702,221	$1,865,971	$1,303,866	$1,001,537
Operating income (loss)	$5,885	$(66,354)	$147,545	$105,710	$102,424
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$(38,130)	$(296,055)	$65,033	$282,404	$98,827
Net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Basic	$(0.34)	$(2.73)	$0.61	$3.06	$1.16
Diluted	$(0.34)	$(2.73)	$0.59	$2.92	$1.13

	As of October 31,
	2014 (3)(4)	2013 (5)	2012 (6)	2011 (7)	2010
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$250,187	$268,220	$454,072	$594,562	$445,137
Total assets	$2,702,243	$2,993,720	$3,490,607	$2,313,561	$1,075,326
Current and long-term debt and capital leases	$883,171	$1,035,861	$1,307,617	$483,811	$473,511

(1)
In fiscal year 2014 we recorded an $18.1 million restructuring charge as part of cost optimization and corporate transformation initiatives. For further information, see Note 10, Restructurings, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

(2)
In fiscal year 2014 we released a $19.9 million litigation loss contingency expense, plus estimated potential ongoing royalties and interest, related to a favorable ruling in a patent infringement litigation captioned Cardsoft, Inc. and Cardsoft (Assignment for the Benefit of Creditors), LLC v. VeriFone Holdings, Inc. et al. For further information, see Note 11, Commitments and Contingencies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

(3)
In fiscal year 2014 we made early payments against, and then amended and restated the 2011 Credit Agreement. As part of the amendment and restatement, amounts borrowed, together with cash on hand, were used to repay the $938.6 million outstanding balance on the credit agreement as well as the costs associated with the amendment and restatement. In connection with these transactions we expensed $4.1 million of debt amendment costs and accelerated $5.2 million of interest expense on previously capitalized debt issuance costs associated with extinguished debt. For further information, see Note 9, Financings, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

(4)
In fiscal year 2013 we recorded a $64.4 million litigation loss contingency expense primarily related to the then pending securities class action captioned, In re VeriFone Holdings, Inc. Securities Litigation, and the related Israel class action. In fiscal year 2014 we paid $61.2 million into an escrow account to fund the uninsured portion of the settlement in this securities class action. For further information, see Note 11, Commitments and Contingencies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

(5)
In fiscal year 2013 we recorded a $245.0 million valuation allowance against a significant portion of our deferred tax assets. For further information, see Note 5, Income Taxes, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

(6)
In fiscal year 2012 we entered into the 2011 Credit Agreement and borrowed $1.45 billion. The proceeds were used to acquire Point for $1.02 billion and, along with the available cash, pay off $496.0 million of prior debt. For further information, see Note 2, Business Combinations, Note 9, Financings, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K, and Liquidity and Capital Resources in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(7)	In fiscal year 2011 we acquired Hypercom Corporation. In addition, we recorded a $210.5 million tax benefit as a result of recognizing a portion of our deferred tax assets in the United States.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Our Management's Discussion and Analysis of Financial Condition and Results of Operations is provided in addition to our Consolidated Financial Statements and accompanying notes to assist readers in understanding our results of operations, financial condition, and cash flows. This section is organized as follows:

Overview: Discussion of our business and overall financial results, and other highlights related to our results of operations for the periods presented.

Results of Operations:

•
Consolidated Results of Operations: An analysis and discussion of our financial results comparing our consolidated results of operations for the fiscal year ended October 31, 2014 to the fiscal year ended October 31, 2013, and the fiscal year ended October 31, 2013 to the fiscal year ended October 31, 2012.

•
Segment Results of Operations: An analysis and discussion of our financial results comparing the results of operations for each of our three reportable segments, Americas, EMEA, and Asia-Pacific, for the fiscal year ended October 31, 2014 to the fiscal year ended October 31, 2013, and the fiscal year ended October 31, 2013 to the fiscal year ended October 31, 2012.

Financial Outlook: A discussion of our expectations regarding certain trends that may affect our financial condition and results of operations.

Liquidity and Capital Resources: An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

Contractual Obligations and Off-Balance Sheet Arrangements: Disclosures related to our contractual obligations, contingent liabilities, commitments, and off-balance-sheet arrangements, as of October 31, 2014.

Critical Accounting Policies and Estimates: A discussion of the accounting policies and estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts, as well as recent accounting pronouncements that have had or are expected to have a material impact on our results of operations.

Overview

Our Business

We are a global leader in secure electronic payment solutions at the point of sale (“POS”). We provide expertise, solutions and services that add value at the POS and enable innovative forms of commerce. For over 30 years, we have been a leader in designing, manufacturing, marketing and supplying a broad range of innovative payment solutions and complementary services that enable secure electronic payment transactions and value-added services at the POS. We focus on delivering value to our clients at the POS where merchant and consumer requirements drive increasingly innovative POS payment capabilities, value-added services that increase merchant revenues and consumer experience and solutions that enrich the interaction between merchant and consumers. Key industries in which we operate include financial services, retail, petroleum, restaurant, hospitality, taxi, transportation, and healthcare.

We operate in three business segments: Americas, EMEA, and Asia-Pacific. Our Americas segment includes our operations in North America, South America, Central America, and the Caribbean. Our EMEA segment is comprised of our operations in Europe, Russia, the Middle East, and Africa. Our Asia-Pacific segment consists of our operations in Australia, New Zealand, China, India and throughout the rest of Greater Asia, including other Asia-Pacific Rim countries. We determine our operating segments based on the discrete financial information used by our Chief Executive Officer, who is our chief operating decision maker, to assess performance, allocate resources, and make decisions regarding VeriFone's operations. Our Chief Executive Officer is evaluating using global product line financial information to manage the business in the future. If our Chief Executive Officer is provided different financial information to assess performance, allocate resources and make decisions regarding VeriFone's operations, we will reassess our operating segment presentation.

Our Sources of Revenue

Sales of our point of sale electronic payment devices and systems continue to be a significant source of revenues. These system solutions consist of point of sale electronic payment devices that run our unique operating systems, security and encryption software, and certified payment software, and that are designed to suit our clients' needs in a variety of environments, including traditional multilane and countertop implementations, self-service or unattended environments, as well as in-vehicle and portable deployments. Our system solutions can securely process a wide range of payment types including signature and PIN-based debit cards, credit cards, contactless/radio frequency identification, or RFID, cards, smart cards, pre-paid gift and other stored-value cards, electronic bill payment, check authorization and conversion, signature capture and electronic benefits transfer, or EBT. Our unique architecture enables multiple value-added applications, including third-party applications, such as gift card and loyalty card programs, healthcare insurance eligibility, and time and attendance tracking, and allows these services to reside on the same system without requiring recertification upon the addition of new applications. Security continues to be an important factor for our clients and we have experienced increasing demand for EMV capable terminal solutions.

We continue to invest in developing a broad portfolio of service solutions complementary to our systems solutions and designed to meet a wide range of merchant and partner needs, including removing complexity from payments, increasing ease of use, adding value by enriching the consumer experience at the POS and helping our clients grow their businesses and strengthening their relationships with consumers. Services are an increasingly important part of our business and revenues, accounting for approximately 37.8% of our total net revenues in our fiscal year ended October 31, 2014. Our service offerings include our Payment-as-a-Service solutions, managed services and terminal management solutions, payment-enabled media, in-taxi payment solutions, security solutions, and other value-added services at the point of sale. We also offer a host of support services, including software development, installation and deployment, warranty, post-sale support, repairs, and training.

Timing of Revenue

The timing of our customer orders may cause our revenue to vary from period to period. Specifically, revenues recognized in our fiscal quarters can vary significantly when larger customers or our distributors delay orders due to regulatory and industry standards compliance, budget considerations, product feature availability, dual vendor sourcing requirements, technology refresh cycles, economic conditions or other concerns that impact their business or purchase decisions. For example, the timing of customer orders is often impacted by the timing of technology refreshes or the timing of completed product certifications by a particular customer or in a particular market. Customer purchases have also been impacted by the impact of regulatory factors such as new or pending banking regulations and government initiatives to drive cashless transactions.

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

Significant Matters

Transformation Initiatives

During December 2013 we launched a transformation program that focuses on three initiatives: portfolio management, research and development re-engineering, and cost optimization. Savings from the cost optimization initiative are being re-invested in the first two initiatives, as we focus on our future product roadmap and efforts to improve product quality and time-to-market. As part of this transformation program, our management has approved restructuring plans to reduce headcount, and consolidate facilities and data centers. We have incurred $18.1 million in restructuring charges during fiscal year 2014 and we expect to incur additional charges totaling approximately $2.4 million during fiscal year 2015. See Note 10, Restructurings, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for further information on these restructuring plans.

Credit Agreement

On December 28, 2011, we entered into an agreement for a $1.50 billion credit facility, against which we borrowed $1.45 billion to fund the acquisition of Point, repay previously outstanding debt, and fund the financing costs of this credit agreement.

On December 24, 2013, we paid in full the $48.4 million then outstanding balance of the term B loan under this credit agreement. This payment was partially funded through $47.0 million of additional borrowings under the revolving loan that is part of the same credit agreement. During April 2014, we made $35.0 million of additional voluntary pre-payments on the revolving loan facility that was part of this credit agreement.

On July 8, 2014, we amended and restated the credit agreement to extend the maturity dates, provide more favorable interest rates, and make certain changes to the covenants and other terms of this credit agreement. As part of the amendment and restatement, the outstanding loan balances were repaid in full, and new debt was issued. The amended and restated credit agreement provides for an aggregate amount of up to $1.3 billion of debt consisting of a $600.0 million term A loan, $200.0 million term B loan and $500.0 million revolving loan commitment. The initial amounts borrowed, together with cash on hand, were used to repay the $938.6 million outstanding balance on the original credit agreement as well as the costs associated with the amendment and restatement.

Key terms of the amended and restated credit agreement are described in Note 9, Financings, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Litigation Related Matters

On October 17, 2014, we received a favorable appellate court ruling whereby a previous unfavorable district court judgment in a patent infringement litigation captioned Cardsoft, Inc. and Cardsoft (Assignment for the Benefit of Creditors), LLC v. VeriFone Holdings, Inc. et al., was reversed and a ruling of non-infringement issued on appeal. Prior to the favorable ruling, we had accrued a total of $19.9 million for potential damages, estimated potential ongoing royalties, and associated interest related to this matter. In October 2014, we reversed the total estimated amounts accrued for this matter after we determined that it was unlikely that the Federal Circuit’s ruling would be reversed.

On May 27, 2014, we entered into a confidential settlement agreement to settle an action against us alleging breach of contract and related claims captioned, Creative Mobile Technologies, LLC v. VeriFone Systems, Inc. et al. for a total consideration of $9.0 million. On June 5, 2014, the court dismissed the case based on the parties agreement to settle this matter.

On November 5, 2013, we paid $61.2 million into an escrow account to fund the uninsured portion of the settlement pursuant to preliminary court approval of a securities class action filed against us captioned, In re VeriFone Holdings, Inc. Securities Litigation. This amount was funded from cash on hand and available credit under the revolving loan of our 2011 Credit Agreement. Our insurance carriers paid the remaining $33.8 million settlement amount into that escrow account. The settlement has been finally approved by the district court and, on June 2, 2014, the U.S. Court of Appeals for the Ninth Circuit issued its order and mandate dismissing the appeal with prejudice.

See Note 11, Commitments and Contingencies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for further information on these litigation related matters.

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

Point Acquisition

On December 30, 2011, we completed our acquisition of Point, Northern Europe's largest provider of payment and gateway services and solutions for retailers, for a total cash purchase price of €793.3 million, (approximately USD $1.02 billion at foreign exchange rates on the acquisition date.) We acquired Point to, among other things, provide a broader set of product and service offerings to customers globally, including expansion in the Northern European markets. The results of operations of Point have been included in our financial results effective December 30, 2011. See Note 2, Business Combinations, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for further information on this acquisition.

Financial Results Highlights

Overall

•	Our net revenues for the fiscal year ended October 31, 2014 were $1.9 billion, an increase of 9.8% year over year.

•	Operating income in the fiscal year ended October 31, 2014 totaled $5.9 million, up from a loss of $66.4 million for the prior fiscal year.

•	Net cash provided by operating activities for the fiscal year ended October 31, 2014 totaled $199.1 million.

Segment Revenues

The following chart summarizes our total net revenues by segment for the fiscal years 2014, 2013 and 2012 (in millions), as well as our System solutions and Services net revenues in each segment as a percentage of total net revenues for that segment in each period.

System solutions
Services
$1,000.0
$900.0
$800.0
$700.0
$600.0
$500.0
$400.0
$300.0
$200.0
$100.0
$-
$849.2
$794.3
$903.8
33%
33%
26%
67%
67%
74%
$756.5
$704.7
$771.5
47%
46%
35%
53%
54%
65%
$265.3
$210.3
$211.1
27%
24%
15%
73%
76%
85%
2014
2013
2012
Americas
2014
2013
2012
EMEA
2014
2013
2012
Asia-Pacific

Consolidated Results of Operations

	Years Ended October 31,
	2014	% of Net revenues (1)	2013	% of Net revenues (1)	2012	% of Net revenues (1)
	(in thousands, except percentages)
Net revenues:
System solutions	$1,162,226	62.2%	$1,068,444	62.8%	$1,339,024	71.8%
Services	706,648	37.8%	633,777	37.2%	526,947	28.2%
Total net revenues	1,868,874	100.0%	1,702,221	100.0%	1,865,971	100.0%

Gross margin:
System solutions	429,183	36.9%	373,185	34.9%	527,383	39.4%
Services	295,534	41.8%	272,004	42.9%	228,458	43.4%
Total gross margin	724,717	38.8%	645,189	37.9%	755,841	40.5%

Operating expenses:
Research and development	203,737	10.9%	173,318	10.2%	152,001	8.1%
Sales and marketing	217,453	11.6%	196,594	11.5%	179,694	9.6%
General and administrative	208,694	11.2%	181,100	10.6%	175,174	9.4%
Litigation settlement and loss contingency expense (benefit)	(8,632)	(0.5)%	64,371	3.8%	17,632	0.9%
Amortization of purchased intangible assets	97,580	5.2%	96,160	5.6%	83,795	4.5%
Total operating expenses	718,832	38.5%	711,543	41.8%	608,296	32.6%
Operating income (loss)	5,885	0.3%	(66,354)	(3.9)%	147,545	7.9%
Interest, net	(42,472)	(2.3)%	(44,344)	(2.6)%	(58,431)	(3.1)%
Other income (expense), net	(3,297)	(0.2)%	3,740	0.2%	(20,761)	(1.1)%
Income (loss) before income taxes	(39,884)	(2.1)%	(106,958)	(6.3)%	68,353	3.7%
Income tax provision (benefit)	(3,442)	(0.2)%	188,043	11.0%	2,050	0.1%
Consolidated net income (loss)	$(36,442)	(1.9)%	$(295,001)	(17.3)%	$66,303	3.6%

(1) System solutions and Services gross margin as a percentage of total net revenues is computed as a percentage of the corresponding System solutions and Services net revenues.

Fiscal Year 2014 compared to Fiscal Year 2013

System solutions net revenues for the fiscal year ended October 31, 2014 were $1.16 billion, compared to $1.07 billion for the fiscal year ended October 31, 2013, up $93.8 million or 8.8%, due to increases in all our segments primarily driven by timing of customer purchase decisions, technology refreshes by some of our large customers and government sponsored initiatives to expand cashless payments in some regions. System solutions net revenues increased by $37.0 million in our Americas segment, $20.5 million in EMEA, and $33.5 million in Asia-Pacific. See further discussion under Segment Results of Operations below.

Services net revenues for the fiscal year ended October 31, 2014 were $706.6 million, compared to $633.8 million for the fiscal year ended October 31, 2013, up $72.9 million or 11.5%, primarily as a result of growth in Services net revenues in all of our segments as discussed further under Segment Results of Operations below. Of this increase, $24.0 million was due to our fiscal year 2013 acquisitions.

Total gross margin for the fiscal year ended October 31, 2014 was $724.7 million, or 38.8% of total net revenues, compared to $645.2 million, or 37.9% of total net revenues, for the fiscal year ended October 31, 2013, up $79.5 million or 0.9 percentage point. Gross margin in dollars increased primarily due to the increase in total net revenues. In addition, Gross margin in dollars increased in fiscal year 2014 due to a $14.7 million decrease in costs for obsolete inventory, scrap, and purchase commitments for excess components at contract manufacturers. Gross margin in percentage of total net revenues increased primarily due to changes in customer and product mix, partially offset by pricing pressures.

Research and development for the fiscal year ended October 31, 2014 was $203.7 million compared to $173.3 million for the fiscal year ended October 31, 2013, up $30.4 million or 17.6%, primarily due to an increase in personnel and outside contractor expense as we increased investment in corporate research and development, including re-investment of savings from transformation initiatives, as we continued to focus on our future product road map, platform development efforts and shortening of our product development life-cycle and time to market. The increase includes a $5.6 million increase in restructuring expense.

Sales and marketing for the fiscal year ended October 31, 2014 was $217.5 million, compared to $196.6 million for the fiscal year ended October 31, 2013, up $20.9 million or 10.6% primarily due to additional investment in resources associated with the expansion of our Services offerings into new geographies and enhanced client service. The increase includes restructuring expense totaling $4.7 million.

General and administrative for the fiscal year ended October 31, 2014 was $208.7 million compared to $181.1 million for the fiscal year ended October 31, 2013, up $27.6 million or 15.2%, primarily due to costs of our transformation initiatives. The increase includes $11.2 million of increased professional service fees, a $7.3 million increase in personnel related expenses, $4.7 million of restructuring expense, and a $3.6 million increase in debt amendment costs.

Litigation settlement and loss contingency expense (benefit) for the fiscal year ended October 31, 2014 was a benefit of $8.6 million due to the $17.6 million litigation loss contingency benefit related to a favorable ruling in a patent infringement litigation captioned Cardsoft, Inc. and Cardsoft (Assignment for the Benefit of Creditors), LLC v. VeriFone Holdings, Inc. et al. during October 2014, which was partially offset by a $9.0 million accrual related to the settlement in the then pending action captioned, Creative Mobile Technologies, LLC v. VeriFone Systems, Inc. et al. during April 2014. Litigation settlement and loss contingency expense for the fiscal year ended October 31, 2013 was $64.4 million primarily due to the net accruals related to the then pending securities class action captioned, In re VeriFone Holdings, Inc. Securities Litigation, and the related Israel class action. See Note 11, Commitments and Contingencies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for disclosures related to our legal proceedings.

Amortization of purchased intangible assets for the fiscal year ended October 31, 2014 was $97.6 million compared to $96.2 million for the fiscal year ended October 31, 2013, up only $1.4 million or 1.5%, primarily because we did not enter into significant new acquisitions in fiscal year 2014 or 2013.

Interest, net for the fiscal year ended October 31, 2014 was $42.5 million compared to $44.3 million for the fiscal year ended October 31, 2013, down $1.9 million or 4.2%, primarily due to a reduction in interest expense due to lower loan balances and lower interest rates during fiscal year 2014, which was partially offset by $5.2 million of accelerated amortization of debt issuance costs related to the amendment and restatement of the 2011 Credit Agreement.

Other income (expense), net for the fiscal year ended October 31, 2014 was a net other expense of $3.3 million compared to a net other income of $3.7 million for the fiscal year ended October 31, 2013, a change of $7.0 million. The Other expense, net, incurred during the fiscal year ended October 31, 2014 is primarily related to accruals associated with certain Brazilian federal tax assessments that we enrolled in the Brazilian Federal Tax Amnesty Program during December 2013. See further discussion in Note 11, Commitments and Contingencies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. The Other income, net, during the fiscal year ended October 31, 2013 is primarily related to the gain on the divestiture of certain assets and business operations related to our SAIL mobile payment product.

Income tax provision (benefit) was a $3.4 million benefit for the fiscal year ended October 31, 2014, compared to an $188.0 million income tax provision for the fiscal year ended October 31, 2013, a $191.5 million change. The income tax provision for the fiscal year ended October 31, 2013 was primarily due to a $245.0 million valuation allowance against a significant portion of our deferred tax assets, primarily in the U.S., due to uncertainty about the likelihood of realization partially offset by $10.1 million tax benefit related to the statutory tax rates impact on deferred taxes.

Fiscal Year 2013 compared to Fiscal Year 2012

System solutions net revenues for the fiscal year ended October 31, 2013 were $1.07 billion, compared to $1.34 billion for the fiscal year ended October 31, 2012, down $270.6 million or 20.2% year over year. System solutions net revenues decreased due to distribution changes, the timing of demand from some of our large customers, increased competition and, in certain markets, delays of some of our new product releases and certifications. In particular, System solutions net revenues in our Middle East and Africa markets declined $91.2 million primarily due to distribution changes and lower demand in Africa. System solutions net revenues in the U.S. and Brazil decreased a total of $104.7 million primarily due to the timing of technology refreshes by our customers, including one large Brazil customer and some of our large U.S. retail customers that completed technology refreshes in the prior fiscal year. Additionally, System solutions net revenues in Europe decreased $36.1 million primarily due to the impact of delays of some of our new product releases and certifications. See further discussion under Segment Results of Operations below.

Services net revenues for the fiscal year ended October 31, 2013 were $633.8 million, compared to $526.9 million for the fiscal year ended October 31, 2012, up $106.8 million or 20.3% year over year, primarily due to our global emphasis on expansion of our Services offerings. In particular, Services net revenues increased $47.2 million due to our acquisitions of Services businesses in Europe and Asia, $25.5 million in Northern Europe primarily due to increases in our All-in-One Services net revenues, and $25.2 million in the Americas due to the launch of new services and the growth of existing service businesses. See further discussion under Segment Results of Operations below.

Total gross margin for the fiscal year ended October 31, 2013 was $645.2 million, or 37.9% of total net revenues, compared to $755.8 million, or 40.5% of total net revenues, for the fiscal year ended October 31, 2012, down $110.6 million or 2.6 percentage points year over year. Gross margin in dollars decreased primarily due to the decline in System solutions net revenues, which was partially offset by increased Services net revenues that have relatively higher margins. System solutions net revenues are also down as a percentage of net revenues due primarily to a change in customer mix. In addition, we incurred costs for obsolete inventory, scrap, and purchase commitments for excess components at contract manufacturers of $26.5 million for the fiscal year ended October 31, 2013, an increase of $13.7 million compared to the fiscal year ended October 31, 2012, due to lower-than-anticipated system solutions sales volumes and estimated obsolescence resulting from the expiration of PCI 1.3 standards in April 2014.

Research and development for the fiscal year ended October 31, 2013 was $173.3 million compared to $152.0 million for the fiscal year ended October 31, 2012, up $21.3 million or 14.0% year over year, primarily due to an increase in personnel and outside contractor expenses as we invested in additional resources to focus on new product releases and product certifications.

Sales and marketing for the fiscal year ended October 31, 2013 was $196.6 million compared to $179.7 million for the fiscal year ended October 31, 2012, up $16.9 million or 9.4% year over year, primarily due to additional personnel costs, that relate to the expansion of our Services offerings into new geographies, as well as the impact of the personnel costs from Point for the full reporting period and our fiscal year 2013 business acquisitions since their respective acquisition dates.

General and Administrative for the fiscal year ended October 31, 2013 was $181.1 million compared to $175.2 million for the fiscal year ended October 31, 2012, up $5.9 million or 3.4% year over year, primarily due to a $9.9 million increase in personnel costs related to increased headcount and our executive management changes, partially offset by a $7.3 million decrease in acquisition-related costs.

Litigation settlement and loss contingency expense for the fiscal year ended October 31, 2013 was $64.4 million compared to $17.6 million for the fiscal year ended October 31, 2012, up $46.8 million year over year. During fiscal year 2013, we recorded litigation loss contingency expense totaling $64.4 million primarily related to our then pending settlement of the securities class action captioned In re VeriFone Holdings, Inc. Securities Litigation, and the related Israel class action. During fiscal year 2012, we recorded a $17.6 million litigation loss contingency expense as a result of a partially unfavorable jury verdict issued on June 8, 2012 against VeriFone and Hypercom in an ongoing patent infringement action. See Note 11, Commitments and Contingencies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for disclosures related to our legal proceedings.

Amortization of purchased intangible assets for the fiscal year ended October 31, 2013 was $96.2 million compared to $83.8 million for the fiscal year ended October 31, 2012, up $12.4 million or 14.8% year over year, primarily due to $10.8 million of additional amortization of intangible assets reflected as operating expenses related to the Point acquisition for the full reporting period.

Interest, net for the fiscal year ended October 31, 2013 was $44.3 million compared to $58.4 million for the fiscal year ended October 31, 2012, down $14.1 million or 24.1% year over year, primarily due to a $12.6 million decrease in interest expense related to our senior convertible notes, which matured on June 15, 2012, and lower outstanding balances under our 2011 Credit Agreement in fiscal year 2013.

Other income (expense), net for the fiscal year ended October 31, 2013 was a net other income of $3.7 million compared to a net other expense of $20.8 million for the fiscal year ended October 31, 2012, a change of $24.4 million year over year, primarily due to the impact of a foreign currency loss in fiscal year 2012 that did not recur. Specifically, for the fiscal year ended October 31, 2012, Other income (expense), net consisted primarily of a $22.5 million foreign currency loss related to the difference between the forward rate on contracts purchased to lock in the U.S. dollar equivalent purchase price for our Point acquisition and the actual rate on the date of derivative settlement.

Income tax provision for the fiscal year ended October 31, 2013 was $188.0 million compared to $2.1 million for the fiscal year ended October 31, 2012, a $185.9 million increase year over year. This increase is primarily due to our fiscal year 2013 pretax losses and because we recorded a $245.0 million valuation allowance against a significant portion of our deferred tax assets, primarily in the U.S., due to uncertainty about the likelihood of realization. This provision is partially offset by a $10.1 million tax benefit related to changes in the statutory tax rates' impact on deferred taxes. The income tax provision for the fiscal year ended October 31, 2012 included $8.5 million of tax benefits related to the $22.5 million foreign currency loss described above. As of October 31, 2013 and 2012, the valuation allowance for deferred tax assets was $418.2 million and $173.2 million, respectively. We intend to maintain the valuation allowances until sufficient positive evidence exists to support the reversal of the valuation allowances.

We had a Singapore Pioneer Tax Holiday through our fiscal year 2012. Following the expiration of the tax holiday, our income in Singapore is subject to the statutory rate of 17% instead of the agreed Pioneer Tax Holiday rate of zero. The tax benefit of the tax holiday for the fiscal year ended October 31, 2012 was $19.2 million ($0.17 per diluted share).

Segment Results of Operations

Net revenues and operating income of each segment reflect net revenues and expenses that are directly attributable to that segment. Net revenues and expenses not allocated to segment net revenues and segment operating income include amortization of purchased intangible assets, adjustments to contingent consideration, increase to fair value (step-up) of inventory at acquisition, fair value decrease (step-down) in deferred revenue at acquisition, some inventory reserves, asset impairments, restructuring expenses, stock-based compensation, costs of debt amendments, as well as corporate research and development, sales and marketing, general and administrative, and litigation settlement, cost of transformation initiatives, and loss contingency expense (benefits).

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

	Years Ended October 31,
	2014	% of Net revenues	2013	% of Net revenues	2012	% of Net revenues
	(in thousands, except percentages)
Net revenues:
System solutions	$567,677	66.9%	$530,701	66.8%	$665,396	73.6%
Services	281,486	33.1%	263,560	33.2%	238,368	26.4%
Total net revenues	$849,163	100.0%	$794,261	100.0%	$903,764	100.0%
Operating income	$219,077	25.8%	$219,199	27.6%	$287,690	31.8%

Fiscal Year 2014 compared to Fiscal Year 2013

System solutions net revenues for the fiscal year ended October 31, 2014 were $567.7 million compared to $530.7 million for the fiscal year ended October 31, 2013, up $37.0 million or 7.0%. System solutions net revenues in North America increased by $18.6 million primarily because some of our large customers and new customers rolled out next generation terminals with EMV capabilities in late fiscal year 2014. We also experienced a $39.0 million increase in Brazil and a $20.6 million decrease in the rest of Latin America, due to the timing of purchase decisions by our customers, which were primarily driven by the timing of technology refreshes and continued growth in that market. Latin America System solutions net revenues also experienced a $21.0 million unfavorable foreign currency impact, primarily due to a decrease in the value of the Brazilian real as compared to the U.S. dollar year over year. Systems solutions net revenues were negatively impacted by continued pricing pressures in the region.

Services net revenues for the fiscal year ended October 31, 2014 were $281.5 million compared to $263.6 million for the fiscal year ended October 31, 2013, up $17.9 million or 6.8%, primarily due to a $14.8 million increase in Services net revenues from our North America taxi solutions business as a result of a larger installed base and increased transaction volumes.

Operating income for the fiscal year ended October 31, 2014 was $219.1 million or 25.8% of total net revenues, compared to $219.2 million or 27.6% of total net revenues for the fiscal year ended October 31, 2013, down $0.1 million or 1.8 percentage points, primarily due to changes in product and customer mix as well as pricing pressures throughout the region.

Fiscal Year 2013 compared to Fiscal Year 2012

System solutions net revenues for the fiscal year ended October 31, 2013 were $530.7 million compared to $665.4 million for the fiscal year ended October 31, 2012, down $134.7 million or 20.2% year over year, primarily due to the timing of technology refreshes by our customers, including some of our large customers that completed a technology refresh in the prior fiscal year, and reduced purchases by some of our customers because some of our new products were not certified, as well as increased competitive pressure in some markets. System solutions net revenues from one customer in Brazil declined $63.6 million primarily because they completed a large technology refresh in fiscal year 2012 that did not recur and they have begun utilizing some of our Services offerings, which has shifted the timing of some of our System solutions net revenues to later periods when the associated services are delivered. In addition, System solutions net revenues declined $11.1 million in Canada primarily as a result of certification delays on some of our products and $9.3 million in Venezuela due to currency controls and political uncertainty in that country.

Services net revenues for the fiscal year ended October 31, 2013 were $263.6 million compared to $238.4 million for the fiscal year ended October 31, 2012, up $25.2 million or 10.6% year over year, primarily due to our continued emphasis on expanding our Services offerings, such as our electronic payment solutions in taxis and managed services related to our System solutions. In particular Brazil Services net revenues increased $9.7 million as we have experienced increased demand for our Services offerings from one of our larger customers.

Foreign currency fluctuations had a $16.9 million unfavorable impact on net revenues, primarily due to a decrease in the value of the Brazilian real as compared to the U.S. dollar year over year.

Operating income for the fiscal year ended October 31, 2013 was $219.2 million compared to $287.7 million for the fiscal year ended October 31, 2012, down $68.5 million or 23.8% year over year, primarily due to the decline in total net revenues and an associated change in customer and product mix.

EMEA Net Revenues and Operating Income

Our EMEA segment is comprised of our operations in Europe, Russia, the Middle East, and Africa. Our EMEA customers include financial institutions, retailers, distributors, and individual merchants. Net revenues in this segment are primarily influenced by market-wide factors such as standards and regulations, competition, and the timing of our new product releases and certifications of those products and, to a lesser extent, the timing of customer orders. In addition, in emerging markets such as the Middle East, Africa, and parts of Eastern Europe, net revenues are dependent on the adoption by such markets of our products and solutions, competitive pressures, and the timing of local electronic payments initiatives that may create demand for our products and solutions. Our business transactions in EMEA are denominated predominately in U.S. dollars, Euros, British pounds, and Swedish kronor.

	Years Ended October 31,
	2014	% of Net revenues	2013	% of Net revenues	2012	% of Net revenues
	(in thousands, except percentages)
Net revenues:
System solutions	$401,176	53.0%	$380,667	54.0%	$501,866	65.1%
Services	355,365	47.0%	323,990	46.0%	269,603	34.9%
Total net revenues	$756,541	100.0%	$704,657	100.0%	$771,469	100.0%
Operating income	$208,294	27.5%	$188,443	26.7%	$221,683	28.7%

Fiscal Year 2014 compared to Fiscal Year 2013

System solutions net revenues for the fiscal year ended October 31, 2014 were $401.2 million compared to $380.7 million for the fiscal year ended October 31, 2013, up $20.5 million or 5.4%, primarily due to a $27.6 million increase in the Middle East and Africa, which was primarily due to the expansion of a government sponsored initiative to drive cashless payments in Nigeria in fiscal year 2014. System solutions net revenues increased by $13.0 million in Europe due to increased purchases by some of our large distributors primarily as a result of increased demand by their customers who were upgrading to new products with desired functionality or expanding their terminal base. These increases were partially offset by a $20.1 million decrease in the rest of EMEA primarily as a result of lower purchases in Russia due to changes in local banking regulations that impacted demand in the first half of fiscal year 2014. In addition, System solutions net revenues were negatively impacted in certain countries of this region by competitive pressures.

Services net revenues for the fiscal year ended October 31, 2014 were $355.4 million compared to $324.0 million for the fiscal year ended October 31, 2013, up $31.4 million or 9.7%, which is primarily due to increased adoption of our services offerings, primarily our Payment-as-a-Service solutions.

Foreign currency fluctuations had an $8.2 million favorable impact on total net revenues in EMEA for the fiscal year ended October 31, 2014, primarily due to an increase in the value of the Euro as compared to the U.S. dollar year over year.

Operating income for the fiscal year ended October 31, 2014 was $208.3 million or 27.5% of total net revenues, compared to $188.4 million, or 26.7% of total net revenues, for the fiscal year ended October 31, 2013, up $19.9 million or 0.8 percentage points, primarily due to increase in total net revenues and changes in product mix. The increase in operating income as a percentage of total net revenues is primarily due to growth in Services net revenues that had relatively higher margins.

Fiscal Year 2013 compared to Fiscal Year 2012

System solutions net revenues for the fiscal year ended October 31, 2013 were $380.7 million compared to $501.9 million for the fiscal year ended October 31, 2012, down $121.2 million or 24.1% year over year. System solutions net revenues in our Middle East and Africa markets declined $91.2 million primarily due to changes in distribution in that region and also due to a government sponsored initiative in Nigeria that resulted in $17.8 million of fiscal year 2012 System solutions net revenues that did not recur. System solutions net revenues in Europe declined $36.1 million primarily due to delays in some of our new product releases and certifications as well as increased competition and lower customer orders, of which $13.2 million relates to one customer. These decreases were partially offset by a $20.2 million increase in System solutions net revenues in Russia related primarily to one large customer. System solutions net revenues in EMEA were also negatively impacted by the shift of some customers to our All-in-One service model, which results in lower up front System solutions revenue, but new recurring Services net revenues from existing customers.

Services net revenues for the fiscal year ended October 31, 2013 were $324.0 million compared to $269.6 million for the fiscal year ended October 31, 2012, up $54.4 million or 20.2% year over year, primarily because Point contributed $33.8 million of additional Services net revenues due to its inclusion for the full reporting period in fiscal year 2013. In addition, Northern Europe Services net revenues increased $25.5 million primarily due to growth in Payment-as-a-Service offerings.

Operating income for the fiscal year ended October 31, 2013 was $188.4 million compared to $221.7 million for the fiscal year ended October 31, 2012, down $33.2 million or 15.0% year over year, primarily due to a $13.5 million increase in operating expenses related to the additional two months of Point operations in fiscal year 2013. In addition, the decrease in operating income was due to lower System solutions net revenues, partially offset by an increase in higher margin Services net revenues.

Asia-Pacific Net Revenues and Operating Income

Our Asia-Pacific segment consists of our operations in Australia, New Zealand, China, India and throughout the rest of Greater Asia, including other Asia-Pacific Rim countries. Our Asia-Pacific customers are comprised primarily of financial institutions, distributors, and individual merchants. Our Asia-Pacific business is relatively concentrated in terms of customer base and, as a result, our net revenues may vary significantly from period to period. Asia-Pacific net revenues are impacted by standards and regulations, the timing of our new product releases and certifications of those products in the various regulatory environments, as well as increasing competitive pressure, particularly in some markets where local vendors are offering terminals at substantially lower prices. Asia-Pacific business transactions are denominated predominately in U.S. dollars, Australian dollars, and Chinese renminbi.

	Years Ended October 31,
	2014	% of Net revenues	2013	% of Net revenues	2012	% of Net revenues
	(in thousands, except percentages)
Net revenues:
System solutions	$193,373	72.9%	$159,902	76.0%	$178,344	84.5%
Services	71,911	27.1%	50,431	24.0%	32,763	15.5%
Total net revenues	$265,284	100.0%	$210,333	100.0%	$211,107	100.0%
Operating income	$57,151	21.5%	$38,569	18.3%	$50,148	23.8%

Fiscal Year 2014 compared to Fiscal Year 2013

System solutions net revenues for the fiscal year ended October 31, 2014 were $193.4 million compared to $159.9 million for the fiscal year ended October 31, 2013, up $33.5 million or 20.9%. System solutions net revenues increased $19.2 million in Australia and New Zealand, primarily due to increased demand from some of our large banking customers in Australia upgrading and expanding terminals at their merchant customers. System solutions net revenues also increased by $14.3 million, primarily from the addition of a large new channel partner for the region. We continued to experience competition and pricing pressures in this segment.

Services net revenues for the fiscal year ended October 31, 2014 were $71.9 million compared to $50.4 million for the fiscal year ended October 31, 2013, up $21.5 million or 42.6%, primarily due to Services net revenues from the EFTPOS New Zealand Limited business that we acquired on May 31, 2013.

Foreign currency fluctuations had a $6.7 million unfavorable impact on total net revenues in Asia-Pacific for the fiscal year ended October 31, 2014, primarily due to a decrease in the value of the Australian dollar as compared to the U.S. dollar year over year.

Operating income for the fiscal year ended October 31, 2014 was $57.2 million or 21.5% of total net revenues, compared to $38.6 million or 18.3% of total net revenues for the fiscal year ended October 31, 2013, up $18.6 million or 3.2 percentage points. The increase in operating income in dollars was primarily due to an increase in total net revenues. The increase in operating income as a percentage of total net revenues is primarily due to the acquisition of EFTPOS New Zealand Limited during fiscal year 2013.

Fiscal Year 2013 compared to Fiscal Year 2012

System solutions net revenues for the fiscal year ended October 31, 2013 were $159.9 million compared to $178.3 million for the fiscal year ended October 31, 2012, down $18.4 million or 10.3% year over year, primarily due to increased competition and because of delays in release of certain product features that were in demand in certain markets. In addition, our results for this segment were negatively impacted by continued pricing pressure in some markets.

Services net revenues for the fiscal year ended October 31, 2013 were $50.4 million compared to $32.8 million for the fiscal year ended October 31, 2012, up $17.7 million or 53.9% year over year, primarily due to $13.4 million additional Services net revenues from the acquired EFTPOS New Zealand Limited business.

Operating income for the fiscal year ended October 31, 2013 was $38.6 million compared to $50.1 million for the fiscal year ended October 31, 2012, down $11.6 million or 23.1% year over year, primarily due to $5.9 million of additional operating expenses from businesses we acquired during the fiscal year ended October 31, 2013. In addition, the decrease in operating income was due to lower System solutions net revenues, partially offset by an increase in higher margin Services net revenues.

Financial Outlook

We expect the timing and amount of overall revenue growth to continue to be impacted by factors such as the timing of new product releases and certifications, the timing of our customers' technology refresh cycles (particularly by our large customers), increased competition and pricing pressure, changes in distribution and distributor inventory levels, foreign currency fluctuations, and continued uncertain political conditions in certain markets.

We expect the timing of new product releases to continue to have a significant impact on our net revenues. Net revenues can vary significantly when larger customers or distributors cancel or delay orders due to changes in regulatory and industry standards, budget considerations, product feature availability, dual vendor sourcing requirements, technology refresh cycles, economic conditions or other concerns that impact their business or purchase decisions. Also, demand for electronic payment systems may eventually reach a saturation point, at which time customers might slow or end expansion projects. We expect to generate additional net revenues in the U.S. related to the continued adoption of EMV standards over the next several years, although the timing of any related revenues will depend on the timing of decisions by merchants. We expect demand for our NFC enabled devices to increase as a result of retailers adopting Apple Pay. We expect growth in emerging markets as economic conditions improve and those markets make efforts to modernize to cashless payment systems. We expect that continued uncertain political conditions in certain markets will have a negative impact on our ability to do business or operate at a desired level.

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

We continue to focus on expanding our Services offerings globally. We are investing in select markets in order to expand our Payment-as-a-Service offering in new countries and to improve the functionality of our Payment-as-a-Service offering in existing markets. We continue to focus on digital media expansion and on commerce enablement solutions, using our consumer-facing point of sale terminals to offer services complementary to our payment solutions that facilitate commerce between merchants and consumers. Our strategy to expand our commerce enablement reach includes strategic investments that grow our network of digital media screens, including screens at the pump and inside the convenience store. We expect continued growth in Services net revenues as a result of these efforts. As we transition to service oriented arrangements, we may experience a shift in the timing of System solutions net revenues as revenue recognition will depend on when all of our performance obligations are complete.

As part of our transformation initiatives, we have increased our level of spending on research and development activities and expect to continue at that increased level as we focus on platform development efforts and gateway consolidation in order to increase standardization, and shorten our product development life-cycle and time to market.

We plan to continue efforts to improve our cost structure, including rationalizing our product portfolio and streamlining all aspects of our business. In connection with these transformation efforts in 2014, we have approved restructuring plans under which we have reduced headcount and closed facilities. We expect to incur additional costs under these plans and expect that these plans will generate ongoing savings which will continue to be reinvested into growth initiatives as part of our transformation program. Spending may increase further depending on the costs of any future restructuring plans, costs associated with ongoing integration of past acquisitions, and costs related to resolving legal matters.

We expect there may be future shifts in the mix of pretax profits and losses by tax jurisdiction that will impact our effective tax rate and tax provision (benefit) in the future.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance working capital, pay for contractual commitments, service our debt, and make capital expenditures and investments. As of October 31, 2014, our primary sources of liquidity were $250.2 million of cash and cash equivalents, as well as amounts available to us under the revolving loan that is part of our amended and restated credit agreement.

Cash and cash equivalents as of October 31, 2014 included $216.4 million held by our foreign subsidiaries. If we decide to distribute or use the cash and cash equivalents held by our foreign subsidiaries outside those foreign jurisdictions, including a distribution to the U.S., we may be subject to additional taxes or costs.

We also held $8.8 million in restricted cash as of October 31, 2014, which was mainly comprised of pledged deposits and deposits to Brazilian courts related to tax proceedings pending adjudication.

On December 24, 2013, we paid in full the $48.4 million remaining outstanding balance of the term B loan under our then outstanding credit agreement. This payment was partially funded through $47.0 million of additional borrowings under the revolving loan that was part of the same credit agreement.

On July 8, 2014, we amended and restated our credit agreement to extend the maturity dates, provide more favorable interest rates, and make certain changes to the covenants and other terms of the agreement. As part of this amendment and restatement we repaid the $938.6 million outstanding balance on the existing credit agreement. We incurred $13.2 million of costs in connection with the amendment and restatement.
As of October 31, 2014, our outstanding borrowings under the amended and restated credit agreement consisted of a $592.5 million term A loan, $199.5 million term B loan and $95.0 million drawn against the revolving loan commitment. In addition, $405.0 million was available for draw on the revolving loan commitment, subject to covenant requirements. See Note 9, Financings, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information regarding our borrowings. We were in compliance with all financial covenants under the amended and restated credit agreement as of October 31, 2014.

We entered into an agreement in principle on April 25, 2014 and a confidential settlement agreement on May 27, 2014, to settle the then pending action captioned, Creative Mobile Technologies, LLC v. VeriFone Systems, Inc. et al. for $9.0 million of consideration consisting of a $7.5 million one-time cash payment and a $1.5 million credit that may be applied by Creative Mobile Technologies, LLC against future accounts receivable related to purchases of certain VeriFone electronic payment terminals at fair value within 24 months. The cash portion of the settlement payment was paid from cash on hand during June 2014. See Note 11, Commitments and Contingencies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information regarding this matter.

On November 5, 2013, we paid $61.2 million into an escrow account to fund the uninsured portion of the settlement pursuant to the preliminary court approval dated October 15, 2013 in the then pending securities class action captioned, In re VeriFone Holdings, Inc. Securities Litigation. This amount was funded from cash on hand and available credit under the revolving loan. Our insurance carriers paid the remaining $33.8 million settlement amount into that escrow account. On February 25, 2014, the court in such class action issued a final order approving the settlement. One of the objectors to the settlement filed a notice of appeal to the court’s February 25, 2014 judgment and orders, but subsequently filed a motion for voluntary dismissal of the appeal, with prejudice. On June 2, 2014, the U.S. Court of Appeals for the Ninth Circuit issued an order and mandate, dismissing the appeal with prejudice. See Note 11, Commitments and Contingencies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information regarding this matter.

As part of cost optimization and corporate transformation initiatives, we have approved restructuring plans under which we made $11.3 million of cash payments during fiscal year 2014. We expect to make additional cash payments totaling approximately $9.7 million under this plan in fiscal year 2015 and may approve additional restructuring plans as our transformation initiatives continue.

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

Statement of Cash Flows

The net increases (decreases) in cash and cash equivalents are summarized in the following table (in thousands):

	Years Ended October 31,
	2014	Change	2013	Change	2012
Net cash provided by (used in):
Operating activities	$199,067	$(37,403)	$236,470	$18,507	$217,963
Investing activities	(77,893)	66,837	(144,730)	973,304	(1,118,034)
Financing activities	(128,071)	149,361	(277,432)	(1,045,578)	768,146
Effect of foreign currency exchange rate changes on cash	(11,136)	(10,976)	(160)	8,405	(8,565)
Net increase (decrease) in cash and cash equivalents	$(18,033)	$167,819	$(185,852)	$(45,362)	$(140,490)

Fiscal Year 2014 vs. Fiscal Year 2013

Operating Activities

Net cash provided by operating activities for the fiscal year ended October 31, 2014 was $199.1 million, compared to $236.5 million cash provided during the fiscal year ended October 31, 2013, down $37.4 million primarily due to a $61.2 million payment during fiscal year 2014 related to the securities class action litigation settlement that had been accrued during fiscal year 2013, which was partially offset by the benefit from increased operating margins due to increased net revenues.

Investing Activities

Net cash used in investing activities for the fiscal year ended October 31, 2014 was $77.9 million, compared to $144.7 million for the fiscal year ended October 31, 2013 down $66.8 million as we made no significant cash acquisition payments during the fiscal year ended October 31, 2014, compared to $75.9 million paid for acquisitions in fiscal year 2013.

Financing Activities

Net cash used in financing activities for the fiscal year ended October 31, 2014 was $128.1 million, compared to $277.4 million for the fiscal year ended October 31, 2013, down $149.4 million, primarily due to a $114.5 million decrease in net payments with respect to our credit agreements as we made fewer discretionary payments in fiscal year 2014, and a $24.3 million increase in proceeds from employee stock option exercises.

Fiscal Year 2013 vs. Fiscal Year 2012

Operating Activities

Net cash provided by operating activities for the fiscal year ended October 31, 2013 was $236.5 million, compared to $218.0 million for the fiscal year ended October 31, 2012, up $18.5 million year over year, primarily due to changes in operating assets and liabilities. Specifically, a $180.0 million increase in cash flows from changes in operating assets and liabilities was partially offset by a $161.5 million decrease in net cash provided by operating activities before changes in operating assets and liabilities. The increase in cash flows from changes in operating assets and liabilities is primarily comprised of a $138.2 million increase in cash from collection of accounts receivable, a $46.1 million increase in cash from a reduction in inventory, which are primarily due to an emphasis on collections and inventory management as net revenues have decreased in fiscal year 2013. The decrease in net cash provided by operating activities before changes in operating assets and liabilities is primarily the result of the $213.9 million decrease in our operating margins, partially offset by an approximately $34.9 million increase in non-cash operating expenses, which was primarily related to the full year of amortization of intangible assets from the Point acquisition and depreciation on increased revenue generating assets.

Investing Activities

Net cash used in investing activities for the fiscal year ended October 31, 2013 was $144.7 million, compared to $1.12 billion for the fiscal year ended October 31, 2012, down $973.3 million year over year, as we paid $75.9 million in fiscal year 2013 to acquire businesses, compared with $1.07 billion in fiscal year 2012 primarily related to the Point acquisition.

Financing Activities

Net cash used in financing activities for the fiscal year ended October 31, 2013 was $277.4 million, compared to $768.1 million provided during the fiscal year ended October 31, 2012, down $1.05 billion year over year, primarily because we did not incur any significant new debt during the fiscal year ended October 31, 2013. During the fiscal year ended October 31, 2012 we entered into a new credit agreement, under which we initially borrowed $1.45 billion, of which $279.2 million was used to redeem the Senior Convertible Notes, including interest, upon their maturity in June 2012, and $216.8 million was used to repay prior debt in December 2011. During the fiscal year ended October 31, 2013, we paid down $275.9 million, net under all of our borrowings.

Financing proceeds also decreased $19.2 million year over year because we issued fewer shares of common stock under our equity incentive plans in fiscal year 2013, since fewer employees exercised their stock options in fiscal year 2013. The decrease was partially offset by a $13.6 million decrease in payments for acquisition-related contingent consideration and hold-back amounts in fiscal year 2013 compared to fiscal year 2012. See Note 2, Business Combinations, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information regarding our acquisition related contingent consideration.

Contractual Commitments

Contractual Obligations

The following table summarizes our contractual obligations as of October 31, 2014 (in thousands):

	Years Ended October 31,
	2015	2016	2017	2018	2019	Thereafter	Total
Amended and restated credit agreement (1)	$55,551	$62,258	$83,785	$82,269	$517,740	$201,107	$1,002,710
Capital lease obligations and other loans	365	39	39	39	39	387	908
Operating leases (2)	33,252	27,808	24,337	15,755	15,744	27,514	144,410
Brazilian federal tax amnesty obligations (3)	1,450	880	210	210	210	434	3,394
Minimum purchase obligations	150,288	—	—	—	—	—	150,288
Total	$240,906	$90,985	$108,371	$98,273	$533,733	$229,442	$1,301,710

(1)
Contractual obligations for the amended and restated credit agreement include interest calculated using the rate in effect as of October 31, 2014 applied to the expected outstanding debt balance considering the minimum principal payments due each year.

(2)
Operating leases include $86.4 million of minimum contractual obligations on leases for our taxi solutions business where payments are based upon the number of operational taxicabs with our advertising displays as of October 31, 2014.

(3)
Installment payments under the Brazilian Federal Tax Amnesty Program are described further in Note 11, Commitments and Contingencies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

As of October 31, 2014, the amount payable for unrecognized tax benefits was $62.2 million, including accrued interest and penalties, none of which is expected to be paid within one year. This amount is included in Other long-term liabilities in our Consolidated Balance Sheets as of October 31, 2014. We are unable to make a reasonably reliable estimate as to when cash settlement with the applicable taxing authorities may occur; therefore, such amounts are not included in the above contractual obligations table.

We expect that we will be able to fund our remaining obligations and commitments with future cash flows from our ongoing operations, and our $250.2 million of cash and cash equivalents held as of October 31, 2014. To the extent we are unable to fund these obligations and commitments with existing cash and cash flows from operations, we can draw upon amounts available under our amended and restated credit agreement or future debt or equity financings.

Bank Guarantees

We have issued bank guarantees with maturities ranging from two months to six years to certain of our customers and vendors as required in some countries to support certain performance obligations under our service or other agreements with those parties. As of October 31, 2014, the maximum amount that may become payable under these guarantees was $12.3 million, of which $1.9 million was collateralized by restricted cash deposits.

Letters of Credit

We provide standby letters of credit in the ordinary course of business to third parties as required. As of October 31, 2014, the maximum amounts that may become payable under these letters of credit was $8.1 million, of which $1.0 million was collateralized by restricted cash deposits.

Manufacturing Agreements

We work on a purchase order basis with our contract manufacturers, which are located in China, Singapore, Malaysia, Brazil, Germany, and Romania, and component suppliers located throughout the world, to supply nearly all of our finished goods inventories, spare parts, and accessories. We provide each such supplier with a purchase order to cover the manufacturing requirements, which generally constitutes a binding commitment by us to purchase materials and finished goods produced by the manufacturer as specified in the purchase order. Most of these purchase orders are considered to be non-cancelable, and are expected to be paid within one year of the issuance date. As of October 31, 2014, the amount of purchase commitments issued to contract manufacturers and component suppliers totaled approximately $150.3 million. Of this amount, $12.8 million has been recorded in Accruals and other current liabilities in our Consolidated Balance Sheets because these commitments are not expected to have future value to us.

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

Goodwill

We review the goodwill of our reporting units for impairment annually on August 1 and whenever events or changes in circumstances indicate its carrying amount may not be recoverable. Our reporting units are North America, Latin America, EMEA, Australia-New Zealand, China, India, Greater Asia and Taxi Solutions. Our North America reporting unit is defined as our operations in the U.S. and Canada. Our Latin America reporting unit is defined as our operations in South and Central America. Our Greater Asia reporting unit is defined as Asia-Pacific excluding, Australia, New Zealand, China and India. Our Taxi Solutions reporting unit consists of our taxi media and payment solutions businesses. Our EMEA reporting unit includes the same operations as our reportable segment.

When assessing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we perform a two-step impairment test. If we conclude otherwise, then no further action is taken. We also have the option to bypass the qualitative assessment and only perform a quantitative assessment, which is the first step of the two-step impairment test. In the two-step impairment test, we measure the recoverability of goodwill by comparing a reporting unit's carrying amount, including goodwill, to the estimated fair value of the reporting unit.

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

For our fiscal year 2014 annual impairment review, we compared the carrying amount of each of our reporting units as of August 1, 2014 to their estimated fair value, and determined that the estimated fair value of each reporting unit exceeded its carrying amount by amounts ranging from 14.0% to 2,243.9%. Changes in circumstances, such as adverse changes in our operating results, in particular the operating results of an individual reporting unit, changes in management's business strategy, macroeconomic conditions or declines in our stock price can impact the fair value of our reporting units. For example, our EMEA reporting unit, which was allocated $952.4 million of goodwill at August 1, 2014, had a fair value that is 72.5% over carrying value as of August 1, 2014, but 26.9% over carrying value as of August 1, 2013. The increased excess fair value for our EMEA reporting unit in fiscal year 2014 relates to improved EMEA operating results and continued amortization of acquired intangible assets that have reduced the carrying value of that reporting unit. As of August 1, 2014, our China reporting unit, which was allocated $8.0 million of goodwill, had the lowest excess of fair value over carrying value and our Taxi Solutions reporting unit, which was allocated $33.8 million of goodwill, had a fair value that is 42.7% over carrying value.

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

During December 2014 the Internal Revenue Service issued a Notice of Proposed Adjustment indicating the denial of our worthless stock deduction, related to the insolvency of one of our UK subsidiaries, recorded on our 2010 tax return. We plan on protesting the notice and believe the Internal Revenue Service position for the denial is without merit. Additionally, during the fourth quarter of fiscal 2014, the Israel Tax Authority issued a tax assessment for 2008 or 2009 claiming there was a business restructuring that resulted in a transfer of some functions, assets and risks from Israel to the US parent company treated as an equity sale. We are appealing the tax assessment and believe the Israel Tax Authority’s assessment position is without merit. We intend to continue to challenge both the Internal Revenue Service and Israel Tax Authority positions vigorously. If these matters are litigated and the Internal Revenue Service or Israel Tax Authority are able to successfully sustain their positions, our results of operations and financial condition could be materially and adversely affected. See further discussion in Note 5, Income Taxes, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

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

From time to time we encounter situations where our costs of warranty on a product vary significantly from expectations due to factors including defective parts, defective workmanship, or other unanticipated environmental or usage patterns. When encountered, a specific reserve is established for these situations on a case-by-case basis, and best available estimates are used to quantify the potential exposure.

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

Restructuring

We accrue for the expected costs of formally approved one-time and on-going benefit arrangements as applicable for each type of benefit arrangement. When determining our restructuring charges we make significant estimates related to the costs and timing of future severance and other employee involuntary termination benefits, the costs to terminate lease obligations, including potential sublease income, and the realizable values of assets we may dispose. The amounts we accrue are subject to change due to various factors including employee attrition rates, the outcome of negotiations with third parties and market conditions.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to pay their invoices to us in full. We regularly review the adequacy of our allowance for doubtful accounts, considering the size of each customer's accounts receivable balance, their expected ability to pay, aging of their accounts receivable balances, and our collection history with them. An appropriate provision is made taking into account these factors. The level of reserves for our customer accounts receivable fluctuates depending upon all of the factors mentioned above, and could change significantly if our customers' financial condition changes or the economy in general deteriorates.

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

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements may be found in Note 1, Principles of Consolidation and Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K, which section is incorporated herein by reference. We do not expect the pronouncements adopted during fiscal year 2014 to have a material impact on our consolidated financial position or results of operations in future periods. We are currently evaluating the impact that adoption of ASU 2014-09, Revenue from Contracts with Customers, will have on our future consolidated financial position and results of operations.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. These exposures may change over time as business practices evolve, and could have a material adverse impact on our financial results.

Interest Rate Risk

We are exposed to interest rate risk related to our borrowings. These borrowings generally bear interest based upon the one-month LIBOR rate. As of October 31, 2014, a 25 basis point increase in interest rates on our borrowings subject to variable interest rate fluctuations would increase our interest expense by approximately $1.7 million annually.

We have outstanding a number of interest rate swap agreements to effectively convert $500.0 million of the term A loan from a floating rate to a 0.71% fixed rate plus applicable margin. The interest rate swaps qualify for hedge accounting treatment as cash flow hedges and are effective through March 31, 2015.

We generally hold most of our cash in non-interest bearing bank accounts. However, some of the funds are placed in overnight and short-term instruments, which would earn more interest income if market interest rates rise and less interest income if market interest rates fall.

Foreign Currency Transaction Risk

A substantial majority of our sales are made to customers outside the U.S. A substantial portion of the net revenues we generate from international sales is denominated in currencies other than the U.S. dollar. Additionally, portions of our cost of net revenues and operating expenses are incurred by our international operations and are denominated in currencies other than the U.S. dollar, particularly the Euro, Brazilian real, British Pound, and Swedish Krona. For consolidated reporting, net revenues and expenses denominated in currencies other than the U.S. dollar, which we refer to as Income Statement Exposures, are translated to the U.S. dollar at average currency exchange rates for the period. Thus, even if foreign operating results were stable, fluctuating currency rates may produce volatile reported results. We have from time to time made efforts to mitigate Income Statement Exposures by hedging with currency derivatives. As of October 31, 2014 and 2013, we had no derivatives designated as cash flow hedges related to Income Statement Exposures. We may in the future use foreign exchange forward contracts or other derivatives to hedge Income Statement Exposures, depending upon the risks of the exposures, the costs of hedging, and other considerations. However, hedges of Income Statement Exposures will only mitigate a portion of our risk and only for a short period.

The balance sheets of our subsidiaries may have monetary assets and liabilities denominated in currencies other than the primary currency of such business, which we refer to as Balance Sheet Exposures. For example, Balance Sheet Exposures would include Canadian dollar receivables held in a subsidiary where the Canadian dollar is not the primary currency, such as our U.S. business, or U.S. dollar payables held by our U.K. subsidiary. As exchange rates fluctuate, Balance Sheet Exposures generate foreign currency transaction gains and losses, which are included in Other income (expense), net in our Consolidated Statements of Operations. Most Balance Sheet Exposures will settle in local currency or convert from a foreign currency to a local currency in the foreseeable future, at which time the impact of rate fluctuations will be realized and we will receive or dispense more or less cash than the value originally recorded. We refer to such exposures as Near-Term Balance Sheet Exposures. Some Balance Sheet Exposures may not be settled in the foreseeable future in management's estimation and thus the cash impact of their currency gains or losses is not expected to be realized in the foreseeable future.

We have in the past and expect to continue to enter into foreign exchange forward contracts to mitigate the risk of Near-Term Balance Sheet Exposures. Our objective is to have gains or losses from the foreign exchange forward contracts largely offset the losses or gains of the Near-Term Balance Sheet Exposures. On a monthly basis, we recognize the gains or losses based on the changes in fair value of these contracts in Other income (expense), net in our Consolidated Statements of Operations. In some instances, we may seek to hedge transactions that are expected to become Near-Term Balance Sheet Exposures in the very short-term, generally within one month. We do not use foreign exchange forward contracts or other derivatives for speculative or trading purposes.

Our outstanding foreign exchange forward contracts as of October 31, 2014 are presented in the table below (in thousands). The fair market value of the contracts represents the difference between the spot currency rate at October 31, 2014 and the contracted rate. All of these forward contracts mature within 30 days of October 31, 2014.

	Currency	Local Currency Contract Amount	Currency	Contracted Amount	Fair Market Value at October 31, 2014
Contracts to (buy) sell non-USD currencies:
Argentine peso	ARS	(32,000)	USD	3,678	$(39)
Australian dollar	AUD	(12,000)	USD	10,658	—
Brazilian real	BRL	(8,000)	USD	3,204	(47)
British Pound	GBP	(25,000)	USD	40,367	54
Canadian dollar	CAD	(6,500)	USD	5,829	(6)
Chinese renminbi	CNY	(80,000)	USD	13,027	(58)
Danish krone	DKK	14,000	USD	(2,400)	(4)
Euro	EUR	(59,000)	USD	75,295	102
Indian rupee	INR	150,000	USD	(2,442)	(2)
Israeli new shekel	ILS	(5,000)	USD	1,337	2
Mexican peso	MXN	(75,000)	USD	5,578	(4)
New Zealand dollar	NZD	(48,000)	USD	38,102	36
Polish zloty	PLN	(6,000)	USD	1,811	—
Singapore dollar	SGD	(3,000)	USD	2,359	1
South African rand	ZAR	(30,000)	USD	2,753	(2)
South Korean won	KRW	(2,500,000)	USD	2,384	(1)
Swedish Krona	SEK	205,000	USD	(28,080)	(1)
Turkish Lira	TRY	(4,000)	USD	1,813	—
Total fair market value					$31

As of October 31, 2014, our Balance Sheet Exposures, which is the sum of the absolute value of the net assets or net liabilities for each of our foreign subsidiaries with a functional currency other than the U.S. dollar, amounted to $275.3 million. These Balance Sheet Exposures were partially offset by foreign exchange forward contracts with a notional amount of $241.1 million. Based on our net exposures as of October 31, 2014, a 10% fluctuation in currency exchange rates would result in a gain or loss of approximately $3.4 million.

As of October 31, 2014, we had one Balance Sheet Exposure not expected to be paid in the near term, an Israeli shekel payable equivalent to $47.5 million. Excluding this exposure from the Israeli subsidiary's net liability exposure of $45.6 million results in a $1.9 million net asset position. Deducting the $43.7 million absolute value difference from our total Balance Sheet Exposures of $275.3 million results in a total Near-Term Balance Sheet Exposure of $231.6 million. A 10% movement in currency exchange rates would result in a gain or loss of approximately $1.0 million that we would expect to be realized in the foreseeable future.

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

Equity Price Risk

Information on the share price of our common stock may be found under Part II, Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, of this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of VeriFone Systems, Inc.

We have audited the accompanying consolidated balance sheets of VeriFone Systems, Inc. as of October 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended October 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VeriFone Systems, Inc. at October 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VeriFone Systems, Inc.'s internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated December 17, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California
December 17, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of VeriFone Systems, Inc.
We have audited VeriFone Systems, Inc.'s internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). VeriFone Systems, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, VeriFone Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VeriFone Systems, Inc. as of October 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended October 31, 2014 and our report dated December 17, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California
December 17, 2014

VERIFONE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended October 31,
	2014	2013	2012
	(In thousands, except per share data)
Net revenues:
System solutions	$1,162,226	$1,068,444	$1,339,024
Services	706,648	633,777	526,947
Total net revenues	1,868,874	1,702,221	1,865,971
Cost of net revenues:
System solutions	733,043	695,259	811,641
Services	411,114	361,773	298,489
Total cost of net revenues	1,144,157	1,057,032	1,110,130
Total gross margin	724,717	645,189	755,841
Operating expenses:
Research and development	203,737	173,318	152,001
Sales and marketing	217,453	196,594	179,694
General and administrative	208,694	181,100	175,174
Litigation settlement and loss contingency expense (benefit)	(8,632)	64,371	17,632
Amortization of purchased intangible assets	97,580	96,160	83,795
Total operating expenses	718,832	711,543	608,296
Operating income (loss)	5,885	(66,354)	147,545
Interest, net	(42,472)	(44,344)	(58,431)
Other income (expense), net	(3,297)	3,740	(20,761)
Income (loss) before income taxes	(39,884)	(106,958)	68,353
Income tax provision (benefit)	(3,442)	188,043	2,050
Consolidated net income (loss)	(36,442)	(295,001)	66,303
Net income attributable to noncontrolling interests	(1,688)	(1,054)	(1,270)
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$(38,130)	$(296,055)	$65,033
Net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Basic	$(0.34)	$(2.73)	$0.61
Diluted	$(0.34)	$(2.73)	$0.59
Weighted average number of shares used in computing net income (loss) per share:
Basic	111,586	108,609	107,006
Diluted	111,586	108,609	110,315

The accompanying notes are an integral part of these consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended October 31,
	2014	2013	2012
	(in thousands)
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$(38,130)	$(296,055)	$65,033

Other comprehensive income (loss):
Net change in:
Foreign currency translation	(121,068)	46,358	(22,105)
Unrealized gain (loss) on derivatives, net of tax	1,294	660	(2,686)
Other	97	219	(928)
Comprehensive income (loss) attributable to VeriFone Systems, Inc. stockholders	$(157,807)	$(248,818)	$39,314

The accompanying notes are an integral part of these consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	October 31,
	2014	2013
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$250,187	$268,220
Accounts receivable, net of allowances of $9,880 and $12,652	305,500	284,020
Inventories, net	124,275	138,695
Prepaid expenses and other current assets	105,610	134,057
Total current assets	785,572	824,992
Fixed assets, net	177,753	172,187
Purchased intangible assets, net	457,595	642,890
Goodwill	1,185,892	1,252,472
Deferred tax assets, net	30,394	23,897
Other long-term assets	65,037	77,282
Total assets	$2,702,243	$2,993,720

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$161,226	$116,533
Accruals and other current liabilities	206,982	292,019
Deferred revenue, net	92,075	86,576
Short-term debt	32,131	92,536
Total current liabilities	492,414	587,664
Long-term deferred revenue, net	50,968	42,622
Long-term deferred tax liabilities	136,057	175,945
Long-term debt	851,040	943,325
Other long-term liabilities	101,092	92,510
Total liabilities	1,631,571	1,842,066
Commitments and contingencies
Redeemable noncontrolling interest in subsidiary	774	593
Stockholders’ equity:
Preferred stock: $0.01 par value, 10,000 shares authorized, no shares issued and outstanding as of October 31, 2014 and 2013, respectively	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 113,314 and 110,160 shares issued and outstanding as of October 31, 2014 and 2013, respectively	1,133	1,102
Additional paid-in capital	1,675,695	1,598,735
Accumulated deficit	(538,208)	(500,078)
Accumulated other comprehensive income (loss)	(104,830)	14,847
Total stockholders’ equity	1,033,790	1,114,606
Noncontrolling interest in subsidiaries	36,108	36,455
Total liabilities and equity	$2,702,243	$2,993,720
The accompanying notes are an integral part of these consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock Voting		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling interest in subsidiaries	Total Equity
	Shares	Amount
		(In thousands)
Balance as of October 31, 2011	105,826	$1,058	$1,468,862	$(269,056)	$(6,671)	$1,194,193	$445	$1,194,638
Issuance of common stock, net of issuance costs	2,248	23	30,281	—	—	30,304	—	30,304
Tax payments related to restricted stock units	—	—	(2,676)	—	—	(2,676)	—	(2,676)
Addition of noncontrolling interest from business acquisition	—	—	—	—	—	—	36,781	36,781
Stock-based compensation expense	—	—	44,554	—	—	44,554	—	44,554
Tax benefits on stock-based compensation	—	—	2,106	—	—	2,106	—	2,106
Dividends paid to noncontrolling interest shareholders	—	—	—	—	—	—	(1,673)	(1,673)
Total comprehensive income (loss)	—	—	—	65,033	(25,719)	39,314	1,268	40,582
Balance as of October 31, 2012	108,074	1,081	1,543,127	(204,023)	(32,390)	1,307,795	36,821	1,344,616
Issuance of common stock, net of issuance costs	2,230	22	11,103	—	—	11,125	—	11,125
Tax payments related to restricted stock units	—	—	(3,823)	—	—	(3,823)	—	(3,823)
Treasury shares retired	(144)	(1)	—	—	—	(1)	—	(1)
Stock-based compensation expense	—	—	48,851	—	—	48,851	—	48,851
Tax effects of stock-based compensation	—	—	(523)	—	—	(523)	—	(523)
Dividends paid to noncontrolling interest shareholders	—	—	—	—	—	—	(1,690)	(1,690)
Total comprehensive income (loss)	—	—	—	(296,055)	47,237	(248,818)	1,324	(247,494)
Balance as of October 31, 2013	110,160	1,102	1,598,735	(500,078)	14,847	1,114,606	36,455	1,151,061
Issuance of common stock, net of issuance costs	3,154	31	35,722	—	—	35,753	—	35,753
Tax payments related to restricted stock units	—	—	(12,907)	—	—	(12,907)	—	(12,907)
Stock-based compensation expense	—	—	53,897	—	—	53,897	—	53,897
Tax effects of stock-based compensation	—	—	248	—	—	248	—	248
Dividends paid to noncontrolling interest shareholders	—	—	—	—	—	—	(1,854)	(1,854)
Total comprehensive income (loss)	—	—	—	(38,130)	(119,677)	(157,807)	1,507	(156,300)
Balance as of October 31, 2014	113,314	$1,133	$1,675,695	$(538,208)	$(104,830)	$1,033,790	$36,108	$1,069,898
The accompanying notes are an integral part of these consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2014	2013	2012
	(in thousands)
Cash flows from operating activities
Consolidated net income (loss)	$(36,442)	$(295,001)	$66,303
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization, net	213,641	207,798	177,832
Stock-based compensation expense	53,897	48,851	44,554
Non-cash interest expense	—	—	10,290
Deferred income taxes, net	(37,975)	142,904	(22,030)
Write-off of debt issuance cost upon extinguishment	7,153	—	5,268
Other	16,811	5,107	(11,064)
Net cash provided by operating activities before changes in operating assets and liabilities	217,085	109,659	271,153
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable, net	(29,518)	84,299	(53,945)
Inventories, net	9,454	26,784	(19,274)
Prepaid expenses and other assets	10,154	(8,462)	(19,854)
Accounts payable	47,389	(77,004)	31,802
Deferred revenue, net	20,042	22	27,316
Other current and long-term liabilities	(75,539)	101,172	(19,235)
Net change in operating assets and liabilities	(18,018)	126,811	(53,190)
Net cash provided by operating activities	199,067	236,470	217,963
Cash flows from investing activities
Capital expenditures	(85,011)	(77,535)	(63,181)
Acquisition of businesses, net of cash and cash equivalents acquired	—	(75,908)	(1,069,412)
Other investing activities, net	7,118	8,713	14,559
Net cash used in investing activities	(77,893)	(144,730)	(1,118,034)
Cash flows from financing activities
Proceeds from debt, net of issuance costs	1,099,434	123,174	1,660,577
Repayments of debt	(1,260,794)	(399,043)	(619,336)
Repayments of senior convertible notes, including interest	—	—	(279,159)
Proceeds from issuance of common stock through employee equity incentive plans	35,384	11,126	30,308
Payments of acquisition-related contingent consideration	(524)	(10,999)	(24,605)
Other financing activities, net	(1,571)	(1,690)	361
Net cash provided by (used in) financing activities	(128,071)	(277,432)	768,146
Effect of foreign currency exchange rate changes on cash and cash equivalents	(11,136)	(160)	(8,565)
Net decrease in cash and cash equivalents	(18,033)	(185,852)	(140,490)
Cash and cash equivalents, beginning of period	268,220	454,072	594,562
Cash and cash equivalents, end of period	$250,187	$268,220	$454,072
Supplemental disclosures of cash flow information
Cash paid for interest	$32,253	$37,383	$42,261
Cash paid for income taxes	$27,333	$26,454	$36,753
The accompanying notes are an integral part of these consolidated financial statements.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Principles of Consolidation and Summary of Significant Accounting Policies

Business Description

We are a leading global provider of secure electronic payment solutions at the point of sale. We provide expertise, solutions and services that add value at the point of sale. We focus on delivering value to our customers at the point of sale where merchant and consumer requirements drive increasingly innovative point of sale payment capabilities, value-added services that increase merchant revenues and consumer experience solutions that enrich the interaction between merchant and consumers. Today we are an industry leader in multi-application payment systems deployments. Key industries in which we operate include financial services, retail, petroleum, restaurant, hospitality, taxi, transportation and healthcare.

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

We operate in three business segments: Americas, EMEA, and Asia-Pacific. Our Americas segment is defined as our operations in North America, South America, Central America, and the Caribbean. Our EMEA segment is defined as our operations in Europe, Russia, the Middle East, and Africa. Our Asia-Pacific segment consists of our operations in Australia, New Zealand, China, India and throughout the rest of Greater Asia, including other Asia-Pacific Rim countries. Our reportable segments are the same as our operating segments. We determine our operating segments based on the discrete financial information used by our Chief Executive Officer, who is our chief operating decision maker, to assess performance, allocate resources, and make decisions regarding VeriFone's operations. Our Chief Executive Officer is evaluating using global product line financial information to manage the business in the future. If our Chief Executive Officer is provided different financial information to assess performance, allocate resources and make decisions regarding VeriFone's operations, we will reassess our operating segment presentation.

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

In multiple element arrangements that include software, we first evaluate if a tangible product includes software. If a tangible product includes software and if both the tangible product and software components function together to deliver the tangible product's essential functionality, then we will treat the entire product as a non-software element. If the arrangement is deemed to have a software element, we first allocate the total arrangement consideration between the software group of elements as a whole and the non-software elements as a whole based on their relative selling prices, and then to the elements within those groups.

Shipping and Handling Costs

Shipping and handling costs incurred for delivery to customers are expensed as incurred, and are included in Cost of net revenues in our Consolidated Statements of Operations. In those instances where we bill shipping and handling costs to customers, the amounts billed are classified as Net revenues in our Consolidated Statements of Operations.

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

Software development costs for internal use software are subject to capitalization beginning when a project, that will result in additional functionality, is approved and ending when the software is put into productive use. Capitalized internal use software costs are amortized on a straight-line basis over the estimated life of the software, generally three to six years, commencing when the respective software is put into productive use.

Total amortization related to capitalized software development costs were $4.6 million, $3.3 million, and $2.2 million for the fiscal years ended October 31, 2014, 2013, and 2012, respectively. Unamortized capitalized software development costs as of October 31, 2014 and 2013 of $23.3 million and $19.5 million, respectively, are recorded as a component of Other long-term assets in our Consolidated Balance Sheets.

Restructuring

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

We recognize a liability for costs associated with the closure of facilities when the liability is incurred. We measure these liabilities at fair value. Costs to terminate a contract before the end of its term are recognized when we terminate the contract in accordance with the contract terms. Costs that will continue to be incurred under a contract for its remaining term without economic benefit are recognized at the facility cease-use date.

Income Taxes

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities, and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse. In evaluating our ability to recover our deferred tax assets management considers all available positive and negative evidence including the past operating results, the existence of cumulative losses in past fiscal years, and the forecasted future taxable income in the jurisdictions in which we have operations.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have placed a valuation allowance on U.S. deferred tax assets and certain non-U.S. deferred tax assets because realization of these tax benefits through future taxable income is not more likely than not as of October 31, 2014 and 2013. We intend to maintain the valuation allowances until sufficient positive evidence exists to support the reversal of the valuation allowances. An increase in the valuation allowance would result in additional tax expense in such period. We make estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from the estimates, the amount of the valuation allowance could be materially impacted.

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

Allowance for doubtful accounts

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

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fair Value Measurements

Our financial assets and liabilities consist principally of cash, money market funds, short-term time deposits, accounts receivable, investments, accounts payable, debt, foreign exchange forward contracts, and interest rate swaps. We measure and record certain of our financial assets and liabilities at fair value on a recurring basis. The estimated fair value of cash, accounts receivable, and accounts payable approximates their carrying value. The estimated fair value of our debt approximates the carrying value because the interest rate on such debt adjusts to market rates on a periodic basis. Money market funds, short-term time deposits, investments, foreign exchange forward contracts, interest rate swaps, and contingent consideration payable are recorded at estimated fair value.

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

Our derivative financial instruments consist primarily of foreign exchange forward contracts, which we use to hedge certain existing and anticipated foreign currency denominated transactions, and interest rate swaps, which we use to hedge a portion of the variability in cash flows related to our interest payments. We recognize the estimated fair value of our outstanding derivative financial instruments on our Consolidated Balance Sheets at the end of each reporting period as either assets or liabilities. Foreign exchange forward contracts generally mature within 90 days of inception. The interest rate swaps mature on March 31, 2015.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We review the goodwill allocated to each of our reporting units for possible impairment annually on August 1 and whenever events or changes in circumstances indicate its carrying amount may not be recoverable. Our reporting units are North America, EMEA, Latin America, Taxi Solutions, Australia-New Zealand, China, India, and Greater Asia. Our North America reporting unit is defined as our operations in the U.S. and Canada. Our Latin America reporting unit is defined as our operations in South and Central America. Our Taxi Solutions reporting unit consists of our taxi media and payment solutions businesses. Our Greater Asia reporting unit is defined as Asia-Pacific excluding, Australia, New Zealand, China and India. Our EMEA reporting unit includes the same operations as our reportable segment.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debt Issuance Costs and Original Issue Discounts

Costs incurred in connection with the issuance of new debt are generally capitalized and amounts paid in connection with the modification of existing debt are generally expensed as incurred. Capitalized debt issuance costs are stated at cost, net of accumulated amortization. Capitalizable amounts paid to third parties are included in Prepaid expenses and other current assets, and Other long-term assets on our Consolidated Balance Sheets. Capitalizable amounts paid to creditors are included as original issue discounts that offset the associated Short-term and Long-term debt on our Consolidated Balance Sheets.

Amortization expense on capitalized debt issuance costs and original issue discounts related to loans with fixed payment terms is calculated using the effective interest method over the term of the associated loans. Amortization expense on capitalized debt issuance costs and original issue discounts related to revolving loans are calculated using the straight-line method over the term of the revolving loan commitment. Amortization expense is recorded in Interest, net in our Consolidated Statements of Operations. When debt is extinguished prior to the maturity date, any remaining associated debt issuance costs or original issue discounts are expensed to Interest, net in our Consolidated Statements of Operations.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We invest cash not required for use in operations in high credit quality securities based on our investment policy. The investment policy has limits based on credit quality, investment concentration, investment type, and maturity that we believe reduce the risk of loss. Investments are of a short-term nature and include investments in money market funds and time deposits.

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

Our accounts receivable are derived from sales to a large number of direct customers, resellers, and distributors globally. We perform ongoing evaluations of our customers' financial condition and limit the amount of credit extended when deemed necessary, but generally require no collateral. As of October 31, 2014 and 2013 no single customer accounted for more than 10% of our total Accounts receivable, net.

For fiscal years 2014, 2013, and 2012, no single customer accounted for more than 10% of our total net revenues. In fiscal year 2014, one customer accounted for approximately 11.4% of total net revenues in our Americas reportable segment, and no single customer accounted for more than 10% of net revenues in our other segments. In fiscal year 2013, one customer accounted for approximately 10.5% of net revenues in our EMEA segment, and no single customer accounted for more than 10% of net revenues in our other segments. In fiscal year 2012, one customer accounted for approximately 13.7% of net revenues in our Americas segment, one customer accounted for approximately 12.5% of net revenues in our Asia-Pacific segment, and no single customer accounted for more than 10% of net revenues in our EMEA segment.

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

During August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern. ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern every reporting period including interim periods. ASU 2014-15 is effective for the annual period ending after December 15, 2016. Early adoption is permitted. We adopted ASU 2014-15 effective October 31, 2014 and adoption had no impact on our financial statement presentation, financial position or results of operations.

Note 2. Business Combinations

Fiscal Year 2014 Acquisitions

In August 2014, we acquired certain assets of Outcast Media LLC in a transaction that we accounted for using the acquisition method of accounting. Outcast delivers advertising to screens at petroleum dispensers in the United States. In consideration for these assets, we agreed to pay a revenue share on specified advertising revenues. The contingent consideration fair value at the acquisition date was $11.6 million. Purchased intangible assets, which principally related to customer relationships, totaled $4.8 million and goodwill totaled $6.8 million at the acquisition date. Goodwill was assigned to our North America reportable segment. The goodwill recognized will be deductible for income tax purposes.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the fair values assigned to the assets acquired and liabilities assumed (in thousands) at the acquisition date of each transaction.

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

(2)
Goodwill represents the expected benefits of combining the acquisitions' operations with our operations, as well as the assembled workforce of EFTPOS and Sektor. Goodwill was assigned to our Asia-Pacific reportable segment. The goodwill recognized is not deductible for income tax purposes.

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

VERIFONE SYSTEMS, INC.
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

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The estimated fair value of acquired contingent consideration owed by Point related to its prior acquisitions was $20.4 million as of the acquisition date. This contingent consideration was payable in cash if certain operating and financial targets were achieved in the two years following the dates of those acquisitions. The payout criteria for the contingent consideration contained provisions for prorated payouts if the target criteria were not met, provided that certain minimum thresholds were achieved. Subsequent to the acquisition of Point, we have paid the full $20.4 million that was originally accrued, plus imputed interest, and no further obligation remains under these contingent consideration arrangements.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate purchase price includes $6.4 million of holdback payments that will be paid between 12 to 15 months after the date the respective acquisitions closed, unless the general representations and warranties made by the sellers as of the acquisition date were untrue. The aggregate purchase consideration also includes contingent consideration having a fair value as of the respective acquisition dates totaling $3.8 million. The maximum contingent consideration payable for these transactions, if all operating and financial targets were met, totaled $19.0 million. To date, we have not paid any amounts under the contingent consideration arrangements although some measurement dates have passed. We decreased the acquisition earn-out payables to zero, excluding imputed interest, during the fiscal year ended October 31, 2013, as we do not expect to pay any remaining amounts. As a result, there is no accrual remaining for these contingent consideration arrangements. If all remaining operating and financial targets were to be met, the remaining maximum payouts for this contingent consideration as of October 31, 2014 would total $3.0 million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in thousands) at the acquisition date of each transaction.

	LiftRetail	ChargeSmart	Show Media	Global Bay	Total
Acquisition date	March 1, 2012	January 3, 2012	November 1, 2011	November 1, 2011
Assets acquired (liabilities assumed), net	$477	$(4,225)	$1,593	$(4,608)	$(6,763)
Purchased intangible assets (1)	1,600	9,770	6,660	14,490	32,520
Goodwill (2)	4,417	13,829	19,871	17,630	55,747
Total purchase price	$6,494	$19,374	$28,124	$27,512	$81,504

(1)
Purchased intangible assets included developed technology and customer relationships valued at $21.3 million and $6.5 million, respectively, which are amortized over their estimated useful lives of one to seven years.

(2)
Goodwill represents the expected benefits of combining the acquisitions' operations with our operations. Goodwill of the LiftRetail, ChargeSmart, and Show Media acquisitions was assigned to our Americas reportable segment. The goodwill of the Global Bay acquisition was primarily assigned to our Americas reportable segment, with a nominal amount of goodwill assigned to our EMEA reportable segment. The goodwill associated with the Show Media acquisition is deductible for income tax purposes and the goodwill recognized on the other fiscal year 2012 acquisitions is not deductible for income tax purposes.

Pro Forma Financial Information (Unaudited)

The supplemental pro forma financial information below was prepared using the acquisition method of accounting and is based on the historical financial information of VeriFone, Point, and other acquired businesses, reflecting results of operations for fiscal years 2012 as though these companies had been acquired as of the beginning of the fiscal year prior to the fiscal year in which they were actually acquired. The acquisitions completed in fiscal year 2013, both individually and in the aggregate, were not significant to our consolidated operations, accordingly, supplemental pro forma financial information for the fiscal year 2013 has not been presented.

The supplemental pro forma financial information for fiscal year 2012 combines the historical results of VeriFone for fiscal year 2012, and the historical results for fiscal year 2012 of Point, ChargeSmart, and LiftRetail as if they had all been acquired as of November 1, 2010.

The supplemental pro forma net income for fiscal year 2012 includes pre-acquisition net income from the acquired entities of $1.4 million.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pro forma financial information also includes adjustments to reflect one-time charges and amortization of fair value adjustments in the appropriate pro forma periods. These adjustments include:

•	Net adjustments to amortization expense related to the fair value of acquired identifiable intangible assets totaling $6.2 million for fiscal year 2012.

•
Additional interest expense of $4.1 million for fiscal year 2012 that would be incurred on additional borrowings made to fund the acquisitions, offset by elimination of acquired business interest expense on borrowings that were settled as part of the acquisitions. No adjustment is included for interest after December 2011 as the additional interest is reflected in our operating results following the date the borrowings actually occurred.

•
Adjustments for other (charges) benefits, such as closing costs, one time professional fees, foreign currency losses related to deal consideration, amortization of fair market value adjustments and net tax effect of all of these, totaling $42.5 million for fiscal year 2012.

The following table presents the unaudited supplemental pro forma financial information as described above (in thousands except per share data):

Year Ended October 31, 2012
Total net revenues	$1,915,671
Net income	$98,570
Net income per share attributable to VeriFone Systems, Inc. stockholders - basic	$0.92
Net income per share attributable to VeriFone Systems, Inc. stockholders - diluted	$0.89

Acquisition-Related Costs

Acquisition-related costs were recorded as expenses in our Consolidated Statements of Operations, and include expenditures for professional services such as banking, legal, and accounting. Acquisition-related costs totaled $0.1 million, $1.2 million, and $8.6 million in fiscal years 2014, 2013, and 2012, respectively. Acquisition-related costs were primarily recorded in General and administrative expenses. Amounts recorded in Cost of net revenues, Research and development expense and Sales and marketing expense were nominal.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the computation of net income (loss) per share of common stock (in thousands, except per share data):

	Years Ended October 31,
	2014	2013	2012
Basic and diluted net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Numerator:
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$(38,130)	$(296,055)	$65,033
Denominator:
Weighted average shares attributable to VeriFone Systems, Inc. stockholders - basic	111,586	108,609	107,006
Weighted average effect of dilutive securities:
Stock options, RSUs and RSAs	—	—	3,123
Senior convertible notes (1)	—	—	186
Weighted average shares attributable to VeriFone Systems, Inc. stockholders - diluted	111,586	108,609	110,315
Net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Basic	$(0.34)	$(2.73)	$0.61
Diluted	$(0.34)	$(2.73)	$0.59

(1)
The diluted shares from the senior convertible notes do not include the effects of note hedge transactions on those notes that would have reduced the dilution attributable to outstanding senior convertible notes by 50% if and when those notes had been converted and the note hedge transactions exercised. These outstanding note hedge transactions expired unused in June 2012.

For the fiscal years ended October 31, 2014 and 2013, equity incentive awards representing 7.6 million, and 6.3 million shares of common stock, respectively, were anti-dilutive because we incurred a net loss for the period. For the fiscal year ended October 31, 2012, equity incentive awards to purchase 4.0 million shares of common stock, respectively, were excluded from the calculation of weighted average shares for diluted net income (loss) per share as they were anti-dilutive. Anti-dilutive awards could impact future calculations of diluted net income per share if the fair market value of our common stock increases.

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

Warrants to purchase 7.2 million shares of our common stock were outstanding at October 31, 2013 and expired unexercised in equal amounts on each trading day from December 19, 2013 to February 3, 2014. The warrants were anti-dilutive in all periods presented because the warrants' $62.356 exercise price was greater than the average share price of our common stock during each of those periods when they were outstanding.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4. Employee Benefit Plans

Retirement and Post-employment Plans

We maintain defined contribution retirement plans in certain countries, including a 401(k) plan for our U.S. employees. During fiscal years 2014, 2013, and 2012, we contributed $15.4 million, $13.5 million and $8.2 million, respectively, to these plans.

We have defined benefit pension plans, as required by local laws, for our employees in certain countries, primarily Germany, France, and Taiwan, and non-retirement post-employment benefit plans for our employees in certain other countries, primarily Israel. These plans are not considered material to our financial position or results of operations.

Equity Incentive Plans

We have granted stock awards, including stock options, restricted stock units ("RSUs") and restricted stock awards ("RSAs") pursuant to stockholder-approved equity incentive plans. Our stock awards include vesting provisions that are based on either time, performance or market conditions. Shares issued to employees upon the exercise or vesting of equity incentive awards are issued from authorized unissued common stock.

We have a total of 4.5 million stock options and 3.1 million RSUs outstanding as of October 31, 2014.

2006 Equity Incentive Plan

In March 2006, our stockholders approved the 2006 Equity Incentive Plan for our officers, directors, employees, and consultants. Under this equity incentive plan, we have granted stock options, RSUs, and RSAs. Stock option awards are granted with an exercise price equal to the market price of our common stock at the date of grant, and have a maximum term of seven years. Awards under this plan are generally time-based awards with vesting over a period of 1 to 4 years from the date of grant, or performance-based awards with vesting based on achievement of specified criteria over a period of 1 to 3 years from the date of grant. The vesting conditions of all awards were set by the compensation committee of the Board of Directors at the time of the grant.

As of October 31, 2014, 4.4 million shares remained available for future grants under this plan. For purposes of the number of shares issuable under this plan, any awards granted as stock options are counted as one share for every award granted; RSUs or RSAs granted on or after June 29, 2011 are counted as 2.0 shares for every RSU or RSA granted; and RSUs or RSAs granted prior to June 29, 2011 are counted as 1.75 shares for every RSU or RSA granted.

Other Equity Incentive Plans

Stock options remain outstanding under several other equity incentive plans, including plans assumed in connection with our acquisitions of Hypercom and Lipman. We no longer grant stock options under any of these plans.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity Incentive Plan Activity

The following table provides a summary of stock option activity for the fiscal year ended October 31, 2014 :

	Number of Shares (thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Outstanding at beginning of period	6,697	$24.50
Granted	380	$27.52
Exercised	(2,063)	$17.33
Canceled	(161)	$33.56
Expired	(378)	$38.17
Outstanding at end of period	4,475	$26.58	4.0	$54,361
Vested or expected to vest at October 31, 2014	4,309	$26.57	3.9	$52,532
Exercisable at October 31, 2014	3,070	$25.46	3.3	$41,353

The weighted-average grant-date fair value per share for stock options granted during the fiscal years ended October 31, 2014, 2013, and 2012 was $10.76, $9.25, and $17.28, respectively. The total intrinsic value of options exercised during the fiscal years ended October 31, 2014, 2013, and 2012 was $32.4 million, $15.2 million, and $64.1 million, respectively.

The following table provides a summary of RSU and RSA activity for the fiscal year ended October 31, 2014 (in thousands):

	Number of Shares	Aggregate Intrinsic Value
Outstanding at beginning of period	4,160
Granted	1,415
Released	(1,691)
Canceled	(760)
Outstanding at end of period	3,124	$116,402
Vested or expected to vest at October 31, 2014	2,688	$100,144
Vested and deferred at October 31, 2014	96	$3,508

During the fiscal year ended October 31, 2014 we granted 1.2 million RSUs with time-based vesting conditions and 0.2 million RSUs with performance-based vesting conditions contingent upon meeting certain financial and operational targets.

The weighted-average grant-date fair value per share for RSUs granted during the years ended October 31, 2014, 2013, and 2012 was $34.93, $21.81, and $39.94, respectively. The weighted-average grant-date fair value per share for RSAs granted during the fiscal year ended October 31, 2013 was $21.81. There were no RSAs granted during the fiscal years ended October 31, 2014 and 2012.

The total fair value of RSUs and RSAs that vested during the fiscal years ended October 31, 2014, 2013, and 2012 was $53.4 million, $26.1 million, and $12.3 million, respectively.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity Incentive Award Valuation

The grant-date fair value of RSUs and RSAs that have time- or performance-based vesting conditions contingent upon meeting financial and operational targets are equal to the closing market price of our common stock on the grant date. During the fiscal year ended October 31, 2013, we granted 0.2 million RSUs which vest based on market conditions. We estimated the grant date fair value of these RSUs using the Monte Carlo simulation method assuming the following: (i) expected term of the award of 3 years, (ii) risk free interest rate of 0.66%, (iii) expected dividend rate of zero, and (iv) expected stock price volatility over the expected term of the grant of 56.22%.

We estimate the grant-date fair value of stock options using the Black-Scholes-Merton valuation model, using the following weighted-average assumptions:

	Years Ended October 31,
	2014	2013	2012
Expected term (in years)	3.4	3.5	3.6
Risk-free interest rate	1.1%	0.9%	0.7%
Expected dividend rate	0.0%	0.0%	0.0%
Expected stock price volatility	54.9%	54.4%	67.9%

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

To determine expected stock price volatility for awards issued during fiscal years 2014 and 2013 and the second half of fiscal year 2012, we weighted the historical volatility of our common stock at 95% and the implied volatility of our traded stock options at 5%. We placed the greatest weighting on the historic volatility of our common stock because we believe that, in general, it is representative of our expected volatility. We included the implied volatility of our traded stock options to capture market expectations regarding our stock price. We accorded less weighting to our implied volatility because there is a relatively low volume of trades and the terms of the traded options are shorter than the expected term of our share awards.

To determine expected volatility for stock options issued during the first half of fiscal year 2012 we weighted the historical volatility of our common stock at 75%, the historical volatility of comparable companies' common stock at 20%, and the implied volatility of our traded stock options at 5%. We included data from comparable companies during these periods in an effort to capture a broader view of the marketplace over the expected term of the awards, because during these periods the historic volatility of our common stock over the then-expected term of the awards included volatility that we do not believe is representative of our expected volatility. In particular, our stock price during the second half of calendar year 2007 and most of calendar year 2008 was significantly impacted by our announcement on December 3, 2007 of a restatement of certain of our financial statements. Our restated financial statements were filed on August 19, 2008. Therefore, beginning with our fiscal quarter ended July 31, 2012, we have historical volatility data for our common stock for a period of time that covers the expected term of the awards and that we believe provides a reasonable basis for an estimation of our expected volatility. Accordingly, as of the fiscal quarter ended July 31, 2012, we ceased using historic volatility of comparable companies' common stock in our weighting percentages.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation Expense

The following table presents the stock-based compensation expense recognized in our Consolidated Statements of Operations (in thousands):

	Years Ended October 31,
	2014	2013	2012
Cost of net revenues	$1,994	$2,450	$2,103
Research and development	10,720	6,116	6,140
Sales and marketing	19,151	16,660	15,781
General and administrative	22,032	23,625	20,530
Total stock-based compensation	$53,897	$48,851	$44,554

Our computation of stock-based compensation expense includes an estimate of award forfeitures based on historical experience. We record compensation expense only for those awards that are expected to vest.

As of October 31, 2014, total unrecognized stock-based compensation expense was $14.3 million related to unvested stock options and $51.8 million related to unvested RSUs. These amounts are expected to be recognized over the remaining weighted-average vesting periods of 2.1 years for stock options and 1.9 years for RSUs.

Note 5. Income Taxes

Income(loss) before income taxes consisted of the following (in thousands):

	Years Ended October 31,
	2014	2013	2012
United States	$(89,764)	$(92,243)	$16,094
Foreign	49,880	(14,715)	52,259
Income (loss) before income taxes	$(39,884)	$(106,958)	$68,353

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Years Ended October 31,
	2014	2013	2012
Current:
Federal	$6,568	$2,164	$2,924
State	351	376	113
Foreign	25,306	32,694	27,255
Total current provision for income taxes	32,225	35,234	30,292
Deferred:
Federal	(395)	176,190	6,443
State	(18)	15,346	911
Foreign	(35,254)	(38,727)	(35,596)
Total deferred provision for (benefit from) income taxes	(35,667)	152,809	(28,242)
Income tax provision (benefit)	$(3,442)	$188,043	$2,050

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

A reconciliation of taxes computed at the federal statutory income tax rate to the provision for (benefit from) income taxes is as follows (in thousands):

	Years Ended October 31,
	2014	2013	2012
Provision for (benefit from) income taxes computed at the federal statutory rate	$(13,960)	$(37,379)	$23,923
State income tax, net of federal tax benefit	210	15,616	984
Foreign income taxes at other than U.S. rates	(22,726)	(9,963)	(53,155)
Valuation allowance, net	41,096	226,318	13,903
Impact of tax rate changes	(4,279)	(10,147)	—
Investment write-off	(9,612)	—	—
Unrealized inter-company profits	5,559	3,596	7
Foreign exchange	(832)	2,186	9,616
Stock compensation	1,244	18	4,462
Research credit	(577)	(1,719)	(356)
Acquisition costs	—	25	2,753
Other	435	(508)	(87)
Income tax provision (benefit)	$(3,442)	$188,043	$2,050

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities were as follows (in thousands):

	October 31,
	2014	2013
Deferred tax assets:
Loss carry forwards	$149,166	$112,541
Basis differences in deductible goodwill and purchased intangibles	79,430	92,940
Foreign tax credit carry forwards	93,183	83,989
Foreign taxes on basis differences	58,633	65,876
Accrued expenses and reserves	53,361	55,756
Deferred revenue	38,978	32,369
Stock based compensation	20,697	21,883
Unrealized foreign currency losses (gains)	12,966	12,524
Inventories	9,718	10,382
Other deferred tax assets	24,079	25,060
Total deferred tax assets	540,211	513,320
Valuation allowance	(451,275)	(418,169)
Deferred tax liabilities:
Basis differences on purchased intangibles	(97,632)	(148,383)
Basis differences in investments in foreign subsidiaries	(57,731)	(61,857)
Other deferred tax liabilities	(12,802)	(8,725)
Total deferred tax liabilities	(168,165)	(218,965)
Net deferred tax assets (liabilities)	$(79,229)	$(123,814)

Other deferred tax assets and liabilities are primarily comprised of the tax effects of depreciation, basis differences on purchased inventory and amortized debt issuance costs.

The realization of deferred tax assets is primarily dependent on generating sufficient U.S. and foreign taxable income in future fiscal years. We regularly assess the need for a valuation allowance against deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we consider the cumulative loss in the U.S. as a significant piece of negative evidence. Therefore, in fiscal 2013, we established a $245.0 million valuation allowance against a significant portion of our deferred tax assets, including U.S. federal and state deferred tax assets, as well as certain U.K. and other foreign deferred tax assets. We will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions going forward and adjust the valuation allowance accordingly. We intend to maintain the valuation allowances until sufficient positive evidence exists to support the reversal of the valuation allowances.

The tax loss carry forwards as of October 31, 2014 were primarily related to tax losses of $399.5 million in the U.S., $140.0 million in Ireland, $56.5 million in Brazil, $23.9 million in Norway, $17.3 million in the United Kingdom, $12.3 million in Sweden, and $61.0 million in various other non-U.S. countries. Approximately $270.0 million of foreign tax losses may be carried forward indefinitely. The remaining approximately $440.5 million of tax losses is subject to limited carry forward terms of 5 to 20 years.

The excess tax benefits associated with stock option exercises are recorded directly to stockholders' equity only when realized. As a result, the excess tax benefits included in net operating loss carryforwards but not reflected in deferred tax assets at October 31, 2014 is $125.7 million.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The U.S. net operating loss carryforward includes acquired net operating losses of $183.0 million. The utilization of the US and the acquired net operating losses may be restricted due to change in ownership provisions of Section 382 of the Internal Revenue Code.

As of October 31, 2014, we have recorded U.S. foreign tax credit carry forwards of $93.2 million which will expire at various dates beginning in 2015, if not utilized. In addition we have recorded U.S. research and development tax credit carry forwards of $12.7 million which will expire at various dates beginning in 2019, if not utilized.

We recognize deferred tax liabilities associated with outside basis differences on investments in foreign subsidiaries unless the difference is considered essentially permanent in duration. As of October 31, 2014, we have recorded a deferred tax liability of $57.7 million associated with $144.0 million of taxable outside basis differences which are not considered permanently reinvested. We have not recorded deferred taxes on approximately $738.1 million of undistributed earnings as they are considered permanently reinvested. As of October 31, 2014, the determination of the unrecorded deferred tax liability related to these earnings is not practicable. If circumstances change and it becomes apparent that some or all of the undistributed earnings will not be invested indefinitely, or will be remitted in the foreseeable future, an additional deferred tax liability will be recorded for some or all of the outside basis difference.

We had a Singapore Pioneer Tax Holiday for fiscal years 2006 through 2012. Following the expiration of the tax holiday, our income in Singapore is subject to the statutory rate of 17% instead of the agreed Pioneer Tax Holiday rate of zero. The tax benefit of the tax holiday for the fiscal year ended October 31, 2012 was $19.2 million, or $0.17 per diluted share.

Additionally, we have a Tax Holiday in Uruguay. The Tax Holiday in Uruguay does not have an expiration date provided that we comply with the local tax law requirements. The Tax Holiday benefit for this country was not significant and had an insignificant impact on earnings per share for the fiscal years ended October 31, 2014, 2013, and 2012.

We are currently under audit by the Internal Revenue Service for fiscal years 2005-2010 related to our 5 year net operating loss carry back for fiscal 2010. We have received a Notice of Proposed Adjustment indicating the denial of our worthless stock deduction of $154.3 million, related to the insolvency of one of our UK subsidiaries, recorded on our 2010 tax return. The impact of the Notice of Proposed Adjustment is the denial of the loss carryback to 2005 and 2006 which resulted in approximately $25.0 million cash refund and the disallowance of approximately $29.0 million of future tax benefits residing in the NOL carryover which are offset with a valuation allowance. We plan on protesting the notice and believe the Internal Revenue Service position for the denial is without merit.

We are also currently under audit by the Israel Tax Authority for fiscal years 2008-2012. The Israel Tax Authority has issued a tax assessment for 2008 or 2009 claiming there was a business restructuring that resulted in a transfer of some functions, assets and risks from Israel to the US parent company treated as an equity sale of 1.36 billion Israeli new shekels (approximately $364.3 million at the foreign exchange rate as of October 31, 2014) resulting in an assessment of 421.1 million Israeli new shekels (approximately $112.5 million at the foreign exchange rate as of October 31, 2014) including tax, interest and penalties. We are appealing the tax assessment and believe the Israel Tax Authority assessment position is without merit.

We have certain other foreign subsidiaries under audit by foreign tax authorities, including Denmark for fiscal year 2013, India for fiscal years 2006 to 2013, and South Africa for fiscal years 2008 to 2012. Although we believe we have properly provided for income taxes for the years subject to audit, the Denmark, India, Israel, South Africa and US taxing authorities may adopt different interpretations. We have not yet received any final determinations with respect to these audits. We have accrued tax liabilities associated with these audits. With few exceptions, we are no longer subject to tax examination for periods prior to 2005.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

	Years Ended October 31,
	2014	2013	2012
Balance at beginning of period	$114,528	$95,399	$95,776
Lapse of statute of limitations	(2,072)	(690)	(2,539)
Increases in balances related to tax positions taken during prior periods	358	1,096	1,913
Decreases in balances related to tax positions taken during prior periods	(2,551)	(812)	(2,603)
Increases in balances related to tax positions taken during current period	739	19,535	1,813
Increases in balances related to business combinations	—	—	4,060
Settlements	—	—	(3,021)
Balance at end of period	$111,002	$114,528	$95,399

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

Note 6. Balance Sheet and Statement of Operations Details

Cash and Cash Equivalents

As of October 31, 2014 and 2013, $216.4 million and $206.2 million, respectively, of our cash and cash equivalents were held by our foreign subsidiaries. If we decide to distribute or use such cash and cash equivalents outside those foreign jurisdictions, including a distribution to the U.S., we may be subject to additional taxes or costs.

As of October 31, 2014 and 2013, Prepaid expenses and other current assets included $6.2 million and $5.6 million, respectively, of restricted cash, and Other long-term assets included $2.6 million and $8.6 million, respectively, of restricted cash. Restricted cash was mainly comprised of pledged deposits and deposits to Brazilian courts related to tax proceedings pending adjudication.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowance for doubtful accounts

Activity related to the allowance for doubtful accounts consisted of the following (in thousands):

	Years Ended October 31,
	2014	2013	2012
Balance at beginning of period	$10,463	$6,872	$4,690
Charges to bad debt expense	2,339	4,673	2,074
Write-offs, recoveries and adjustments	(4,292)	(1,082)	108
Balance at end of period	$8,510	$10,463	$6,872

Our general revenue reserve was $1.4 million, $2.2 million and $1.6 million as of October 31, 2014, 2013 and 2012, respectively, with no material activity for the fiscal years presented.

Inventories, net

Inventories, net consisted of the following (in thousands):

	October 31,
	2014	2013
Raw materials	$36,264	$35,247
Work-in-process	1,662	2,030
Finished goods	86,349	101,418
Total inventories, net	$124,275	$138,695

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	October 31,
	2014	2013
Prepaid expenses	$43,862	$42,837
Prepaid taxes	15,676	23,427
Deferred income taxes	26,844	30,162
Other current assets	19,228	37,631
Total prepaid expenses and other current assets	$105,610	$134,057

Other current assets were primarily comprised of restricted cash, other receivables and customer related bankers acceptances receivable.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

		October 31,
	Estimated Useful Life (Years)	2014	2013
Revenue generating assets	5	$180,706	$147,017
Computer hardware and software	3-5	90,750	82,069
Machinery and equipment	3-10	53,214	43,987
Leasehold improvements	Lesser of the term of the lease or the estimated useful life	24,955	22,464
Office equipment, furniture, and fixtures	3-5	14,504	13,694
Buildings	40-50	6,736	6,827
Total depreciable fixed assets, at cost		370,865	316,058
Accumulated depreciation		(202,243)	(152,989)
Depreciable fixed assets, net		168,622	163,069
Construction in progress		7,922	7,968
Land		1,209	1,150
Total fixed assets, net		$177,753	$172,187

Total depreciation expense for the fiscal years ended October 31, 2014, 2013 and 2012 was $59.7 million, $54.8 million and $45.9 million, respectively.

Accruals and Other Current Liabilities

Accruals and other current liabilities consisted of the following (in thousands):

	October 31,
	2014	2013
Accrued legal loss contingencies, including interest (Note 11)	$5,728	$96,781
Accrued expenses	72,250	73,522
Accrued compensation	66,281	60,175
Other current liabilities	62,723	61,541
Total accruals and other current liabilities	$206,982	$292,019

Other current liabilities were primarily comprised of sales and value-added taxes payable, accrued warranty, accrued restructurings, income taxes payable, and accrued liabilities for contingencies related to tax assessments.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Warranty

Activity related to Accrued warranty consisted of the following (in thousands):

	Years Ended October 31,
	2014	2013
Balance at beginning of period	$13,352	$12,775
Warranty charged to Cost of net revenues	14,700	14,345
Utilization of warranty accrual	(12,282)	(12,471)
Other	(359)	(1,297)
Balance at end of period	15,411	13,352
Less: current portion	(13,816)	(12,391)
Long-term portion	$1,595	$961

Deferred Revenue, Net

Deferred revenue, net of related costs consisted of the following (in thousands):

	October 31,
	2014	2013
Deferred revenue	$168,712	$144,181
Deferred cost of revenue	(25,669)	(14,983)
Deferred revenue, net	143,043	129,198
Less: current portion	(92,075)	(86,576)
Long-term portion	$50,968	$42,622

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Income (Loss)

Activity related to Accumulated other comprehensive income (loss), net of tax, consisted of the following (in thousands):

	Foreign currency translation adjustments	Unrealized loss on derivatives designated as cash flow hedges (1)	Other (2)	Total
Balance at October 31, 2012	$(28,057)	$(2,674)	$(1,659)	$(32,390)
Gains (losses) before reclassifications, net of tax	46,358	2,618	478	49,454
Amounts reclassified from Accumulated other comprehensive income (loss), net of tax	—	(1,958)	(259)	(2,217)
Other comprehensive gain (loss)	46,358	660	219	47,237
Balance at October 31, 2013	18,301	(2,014)	(1,440)	14,847
Gains (losses) before reclassifications, net of tax	(121,068)	4,088	393	(116,587)
Amounts reclassified from Accumulated other comprehensive income (loss), net of tax	—	(2,794)	(296)	(3,090)
Other comprehensive gain (loss)	(121,068)	1,294	97	(119,677)
Balance at October 31, 2014	$(102,767)	$(720)	$(1,343)	$(104,830)

(1)
Amounts reclassified from Accumulated other comprehensive income (loss), net of tax, were recorded in Interest, net in the Consolidated Statements of Operations. The related tax impacts were insignificant.

(2)
Amounts reclassified from Accumulated other comprehensive income (loss), net of tax, were recorded in Other income (expense), net in the Consolidated Statements of Operations. The related tax impacts were insignificant.

Other Income (Expense), Net

Other income (expense), net consisted of the following (in thousands):

	Years Ended October 31,
	2014	2013	2012
Foreign currency exchange losses, net	$(1,456)	$(9,795)	$(23,455)
Other income (expense), net	(1,841)	13,535	2,694
Total other income (expense), net	$(3,297)	$3,740	$(20,761)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7. Financial Instruments

Fair Value Measurements

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following tables present our significant assets and liabilities that are measured at fair value on a recurring basis and their classification within the fair value hierarchy (in thousands). There were no transfers between levels of fair value hierarchy in the fiscal years ended October 31, 2014 and 2013.

	October 31, 2014				October 31, 2013
	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets
Current assets:
Cash and cash equivalents
Money market funds	$5	$5	$—	$—	$638	$638	$—	$—
Other current and long-term assets:
Derivative financial instruments	195	—	195	—	435	—	435	—
Total assets measured and recorded at fair value	$200	$5	$195	$—	$1,073	$638	$435	$—

Liabilities
Other current and long-term liabilities:
Contingent consideration payable	$11,824	$—	$—	$11,824	$66	$—	$—	$66
Derivative financial instruments	1,315	—	1,315	—	3,720	—	3,720	—
Total liabilities measured and recorded at fair value	$13,139	$—	$1,315	$11,824	$3,786	$—	$3,720	$66

Fair Value of Contingent Consideration Payable

The following table presents changes in our contingent consideration payable, which is categorized in Level 3 of the fair value hierarchy (in thousands):

	Years Ended October 31,
	2014	2013
Balance at beginning of period	$66	$8,963
Additions	11,605	62
Payments	(174)	(4,839)
Changes in estimates, included in Other income (expense), net	(105)	(4,584)
Interest expense and foreign currency adjustments	432	464
Balance at end of period	$11,824	$66

During August 2014, we acquired certain assets of Outcast Media LLC. In consideration for these assets, we agreed to make continent payments based upon future revenues. This contingent consideration payable is classified as Level 3 because we use significant unobservable inputs to determine the expected outputs and an appropriate discount rate to calculate the fair value. The key assumptions in applying the approach are the internally forecasted net revenues, the probability of achieving the net revenues, and an appropriate discount rate. The maximum liability on the contingent consideration payable is indeterminate, as it depends on future net revenues. We will evaluate changes in the assumptions used to calculate the fair values of this contingent consideration payable at the end of each period.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Financial Instruments

Interest Rate Swap Agreements Designated as Cash Flow Hedges

We use interest rate swap agreements to hedge the variability in cash flows related to interest payments. On March 23, 2012, we entered into a number of interest rate swap agreements to effectively convert $500.0 million of the term A loan from a floating rate to a 0.71% fixed rate plus applicable margin. The interest rate swaps qualify for hedge accounting treatment as cash flow hedges. The interest rate swaps are effective through March 31, 2015. The notional amounts of interest rate swap agreements outstanding as of October 31, 2014 and 2013 were $500.0 million.

We recognized the following gains (losses) on interest rate swap agreements designated as cash flow hedges (in thousands):

	Years Ended October 31,
	2014	2013	2012
Gains (losses) recognized in Other comprehensive income (loss)	$1,151	$1,394	$(4,618)
Tax effects of gains (losses) recognized in Other comprehensive income (loss)	$(432)	$(734)	$1,932

Foreign Exchange Forward Contracts Not Designated as Hedging Instruments

We arrange and maintain foreign exchange forward contracts so as to yield gains or losses to offset changes in foreign currency denominated assets or liabilities due to changes in foreign exchange rates, with the objective to mitigate the volatility associated with foreign currency transaction gains or losses. Our foreign currency exposures are predominantly inter-company receivables and payables arising from product sales and loans from one of our entities to another. Our foreign exchange forward contracts generally mature within 90 days. The notional amounts of such contracts outstanding as of October 31, 2014 and 2013 were $241.1 million and $245.5 million, respectively.

We recognized the following gains (losses) on foreign exchange forward contracts not designated as cash flow hedges (in thousands):

	Years Ended October 31,
	2014	2013	2012
Gains (losses) recognized in Other income (expense), net in our Consolidated Statements of Operations	$(2,661)	$(5,214)	$(24,058)

Note 8. Goodwill and Purchased Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	Years Ended October 31,
	2014	2013
Balance at beginning of period	$1,252,472	$1,179,381
Additions related to business combinations	6,834	43,515
Other adjustments	(885)	(507)
Currency translation adjustments	(72,529)	30,083
Balance at end of period	$1,185,892	$1,252,472

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fourth quarter of fiscal years 2014, 2013, and 2012, we completed our annual impairment assessments and, based on a quantitative analysis, concluded that goodwill was not impaired in any of these years. For our fiscal year 2014 annual impairment review, we compared the carrying amount of each of our reporting units as of August 1, 2014 to their estimated fair value, and determined that the estimated fair value of each reporting unit exceeded its carrying amount by amounts ranging from 14.0% to 2,243.9%. Our China reporting unit, which was allocated $8.0 million of goodwill, had the lowest excess of fair value over carrying value. As of October 31, 2014, 2013, and 2012, the accumulated impairment losses included in total goodwill were $71.0 million for our Americas segment, $361.4 million for our EMEA segment, and $5.5 million for our Asia-Pacific segment, excluding the impact of foreign currency fluctuations.

Purchased Intangible Assets, Net

Purchased intangible assets, net consisted of the following (in thousands):

	October 31, 2014			October 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$673,081	$(255,161)	$417,920	$726,225	$(182,980)	$543,245
Developed and core technology	108,379	(76,738)	31,641	175,981	(90,491)	85,490
Other	20,556	(12,522)	8,034	24,377	(10,222)	14,155
Total	$802,016	$(344,421)	$457,595	$926,583	$(283,693)	$642,890

When intangibles reach the end of their useful lives, gross carrying amount and accumulated amortization are offset. During fiscal year 2014, we offset $42.1 million of Gross carrying amount and Accumulated amortization of intangible assets related to developed and core technology, $1.8 million related to customer relationships, and $1.0 million related to other intangible assets, because they reached the end of their useful lives.

Activity related to purchased intangible assets during fiscal year 2014 also includes currency translation adjustments totaling $63.1 million and $23.7 million in Gross carrying amount and Accumulated amortization, respectively.

Amortization of purchased intangible assets was allocated as follows (in thousands):

	Years Ended October 31,
	2014	2013	2012
Included in Cost of net revenues	$42,682	$44,739	$40,468
Included in Operating expenses	97,580	96,160	83,795
Total amortization of purchased intangible assets	$140,262	$140,899	$124,263

Total future amortization expense for purchased intangible assets that have finite lives, based on our existing intangible assets and their current estimated useful lives as of October 31, 2014, is estimated as follows (in thousands):

	Cost of Net Revenues	Operating Expenses	Total
2015	$18,571	$90,147	$108,718
2016	10,870	84,478	95,348
2017	2,262	58,975	61,237
2018	112	55,732	55,844
2019	—	52,470	52,470
Thereafter	—	83,978	83,978
Total future amortization expense	$31,815	$425,780	$457,595

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9. Financings

Amounts outstanding under our financing arrangements consisted of the following (in thousands):

	October 31,
	2014	2013
2011 Credit Agreement
Term A loan	$592,500	$922,156
Term B loan	199,500	48,428
Revolving loan	95,000	63,000
Other	706	2,277
Total principal payments due	887,706	1,035,861
Less: original issue discount	(4,535)	—
Total amounts outstanding	883,171	1,035,861
Less: current portion	(32,131)	(92,536)
Long-term portion	$851,040	$943,325

2011 Credit Agreement

On December 28, 2011, we entered into a credit agreement, which initially consisted of a $918.5 million term A Loan, $231.5 million term B Loan, and $350.0 million revolving loan commitment. On October 15, 2012, we entered into a credit extension amendment of this credit agreement consisting of $109.5 million add-on term A Loans and $75.5 million add-on revolving loan commitment increase. On July 19, 2013 we entered into a second credit extension amendment of this credit agreement, which extended from November 1, 2013 to November 1, 2014 the date on which the required total leverage ratio declined from 3.75 to 3.50, and revised the definition of cash on hand used in calculating the total leverage ratio. As a condition to the effectiveness of the second amendment, on July 19, 2013 we prepaid the term A Loan in the aggregate principal amount of $20.0 million and the term B Loan in the aggregate principal amount of $50.0 million. On December 24, 2013, we repaid the entire $48.4 million balance due on the outstanding term B Loan. This payment was partially funded through $47.0 million in additional borrowings under the revolving loan.

On July 8, 2014, we entered into an amendment and restatement agreement, which amended and restated the credit agreement to extend the maturity dates, provide more favorable interest rates, and make certain changes to the covenants and other terms. As part of the amendment and restatement, the outstanding loan balances were repaid in full, and new debt was issued.

The amended and restated credit agreement provides for an aggregate amount of up to $1.3 billion of debt consisting of a $600.0 million term A loan, $200.0 million term B loan and $500.0 million revolving loan commitment. The initial amounts borrowed, together with cash on hand, were used to repay the $938.6 million of outstanding balances due under the original credit agreement as well as $13.2 million of costs associated with the amendment and restatement. No penalties were due in connection with such repayments.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional terms of the amended and restated credit agreement require compliance with financial covenants that require us to maintain financial ratios related to interest coverage and financial leverage. We were in compliance with these financial covenants as of October 31, 2014. The amended and restated credit agreement also contains representations and warranties, affirmative covenants, negative covenants, financial covenants and conditions that are customarily required for similar financings including the following, among others:

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

The interest rate of each of the term A loan and the revolving loan is currently one month LIBOR plus the applicable margin, and the interest rate of the term B loan is the higher of one month LIBOR or 0.75%, plus the applicable margin. As of October 31, 2014, we elected the "Eurodollar Rate" margin option for our borrowings and the interest margins were 2.25% for the term A loan and the revolving loan, and 2.75% for term B loan. Accordingly as of October 31, 2014, the interest rate was 2.41% for the term A loan and the revolving loan and 3.5% for the term B loan. As of October 31, 2014, the commitment fee for the unused portion of the revolving loan was 0.375% per annum, payable quarterly in arrears, and the amount available to draw under the revolving loan was $405.0 million.

The repayment of outstanding debt as part of the amendment and restatement was deemed an extinguishment of $153.5 million of outstanding debt. As a result, during July 2014, we expensed $5.2 million of previously capitalized debt issuance costs to Interest expense in our Consolidated Statements of Operations.

We have outstanding a number of interest rate swap agreements to effectively convert $500.0 million of the term A loan from a floating rate to a 0.71% fixed rate plus applicable margin. The interest rate swaps qualify for hedge accounting treatment as cash flow hedges and are effective through March 31, 2015.

Principal Payments

Principal payments due under our financing arrangements over the next five years are as follows (in thousands):

Years Ending October 31:
2015	$32,329
2016	39,518
2017	62,019
2018	62,020
2019	502,020
Thereafter	189,800
$887,706

Note 10. Restructurings

April 2014 Restructuring Plan

As part of cost optimization and corporate transformation initiatives, during April 2014 our management approved, committed to and initiated a restructuring plan under which we have reduced headcount and are closing facilities. This plan was substantially complete as of October 31, 2014 and we expect to make final payments in fiscal 2015.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 2014 Restructuring Plan

As part of continued cost optimization and corporate transformation initiatives, during June 2014, our management approved, committed to and initiated another restructuring plan under which we planned to reduce headcount, close facilities and consolidate data centers. This plan is expected to be substantially complete by the end of fiscal year 2015.

Activity related to our restructuring plans for the fiscal year ended October 31, 2014 consisted of the following (in thousands):

	April 2014 Restructuring Plan		June 2014 Restructuring Plan
	Employee Involuntary Termination Benefits	Facilities Related Costs	Employee Involuntary Termination Benefits	Facilities Related Costs	Total
Balance at beginning of period (1)	$—	$581	$—	$—	$581
Current year charges	5,597	1,295	11,999	821	19,712
Other adjustments	(391)	(471)	(664)	(50)	(1,576)
Cash payments	(4,887)	(211)	(5,835)	(372)	(11,305)
Balance at end of period	$319	$1,194	$5,500	$399	$7,412

(1)
The restructuring liability at October 31, 2013 related to a facility that was exited under our 2008 restructuring plan and for which the lease was terminated during March 2014. Activity under this plan was insignificant during the fiscal year ended October 31, 2013.

Our restructuring liability is included in Accruals and other current liabilities in our Consolidated Balance Sheets.

The following table presents the restructuring expense (benefit) recognized in our Consolidated Statements of Operations (in thousands):

	Years Ended October 31,
	2014	2013	2012
Cost of net revenues	$2,847	$—	$569
Research and development	5,925	323	38
Sales and marketing	4,685	—	(196)
General and administrative	4,679	—	839
	$18,136	$323	$1,250

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

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with our taxi solutions business, we enter into operating lease arrangements for the right to place advertising in or on taxicabs. In general, these lease arrangements are non-cancelable for terms ranging from three to ten years, require us to pay minimum lease amounts based on the type and locations of the advertising displays in or on the taxicabs, and are subject to fee escalation clauses. Based upon the number of operational taxicabs with our advertising displays at October 31, 2014, we had total lease commitments of $86.4 million relating to such lease arrangements, which are included in the future minimum lease payments in the table below.

Future minimum lease payments under these leases as of October 31, 2014 were as follows (in thousands):

Years Ending October 31:	Minimum Lease Payments
2015	$33,252
2016	27,808
2017	24,337
2018	15,755
2019	15,744
Thereafter	27,514
Total	$144,410

Rent expense consisted of the following (in thousands):

	Years Ended October 31,
	2014	2013	2012
Rent expense for non-cancelable taxi operating leases	$36,413	$31,211	$27,868
Facility and other rent expense	29,521	29,185	27,473
Total rent expense	$65,934	$60,396	$55,341

Manufacturing Agreements

We work on a purchase order basis with our contract manufacturers, which are located in China, Singapore, Malaysia, Brazil, Germany, and Romania, and component suppliers located throughout the world, to supply nearly all of our finished goods inventories, spare parts, and accessories. We provide each such supplier with a purchase order to cover the manufacturing requirements, which generally constitutes a binding commitment by us to purchase materials and finished goods produced by the manufacturer as specified in the purchase order. Most of these purchase orders are considered to be non-cancelable and are expected to be paid within one year of the issuance date. As of October 31, 2014, the amount of purchase commitments issued to contract manufacturers and component suppliers totaled approximately $150.3 million. Of this amount, $12.8 million has been recorded in Accruals and other current liabilities in our Consolidated Balance Sheets because these commitments are not expected to have future value to us.

Bank Guarantees

We have issued bank guarantees with maturities ranging from two months to six years to certain of our customers and vendors as required in some countries to support certain performance obligations under our service or other agreements with those parties. As of October 31, 2014, the maximum amount that may become payable under these guarantees was $12.3 million, of which $1.9 million was collateralized by restricted cash deposits.

Letters of Credit

We provide standby letters of credit in the ordinary course of business to third parties as required. As of October 31, 2014, the maximum amounts that may become payable under these letters of credit was $8.1 million, of which $1.0 million was collateralized by restricted cash deposits.

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

Brazilian Tax Assessments

State Value-Added Tax

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the São Paulo State Revenue Department for collection of state sales taxes related to purported sales of software for the 1998 and 1999 tax years. In 2004, an appeal against this unfavorable administrative decision was filed in a judicial proceeding. The first level decision in the judicial proceeding was issued in our favor. The São Paulo State Revenue Department filed an appeal of this decision. The second level administrative decision ordered that the case be returned to the lower court in order to allow the production of further evidence. Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible that we may receive an unfavorable decision in this proceeding. The tax assessment including estimated interest through October 31, 2014 for this matter totals approximately 7.6 million Brazilian reais (approximately $3.1 million at the foreign exchange rate as of October 31, 2014). As of October 31, 2014, we have not accrued for this matter.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In the Vitória tax assessment, the fines were reduced from 4.7 million Brazilian reais (approximately $1.9 million at the foreign exchange rate as of October 31, 2014) to 1.5 million Brazilian reais (approximately $599,000 at the foreign exchange rate as of October 31, 2014) on a first level administrative decision on January 26, 2007. Both we and the tax authorities filed appeals of the first level administrative decision. In this appeal, we argued that the tax authorities did not have enough evidence to determine that the import transactions were indeed fraudulent and that, even if there were some irregularities in such importations, they could not be deemed to be our responsibility since all the transactions were performed by the third-party importer of the goods. On June 30, 2010, the Taxpayers Administrative Council of Tax Appeals decided to reinstate the original claim amount of 4.7 million Brazilian reais (approximately $1.9 million at the foreign exchange rate as of October 31, 2014) against us. On February 27, 2013, the Taxpayers Administrative Council of Tax Appeals issued its formal ruling reinstating the original claim amount. On May 31, 2013, we filed a motion to clarify such ruling, which is pending a decision.

In the Itajai tax assessment, we were notified on January 18, 2008, of a first level administrative decision rendered that maintained the total fine of 2.0 million Brazilian reais (approximately $810,000 at the foreign exchange rate as of October 31, 2014) as imposed, excluding interest. On May 27, 2008, we appealed the first level administrative decision to the Taxpayers Council. This matter is pending second level decision.

In December 2013, we sought to enroll the entire amount of tax liabilities in dispute for both the Vitória and Itajai assessments in the REFIS Amnesty. However, because we are named as a jointly-liable party rather than as the primary defendant in these matters, these assessments were not listed in the REFIS Amnesty web-based portal as available for election under the REFIS Amnesty. We believe these matters qualify for inclusion in the REFIS Amnesty and have filed the required notifications to our local tax office and commenced payments to indicate our decision to enroll these matters in the REFIS Amnesty. We expect the tax authorities' confirmation that these matters have been included in the REFIS Amnesty once they complete their procedures to consolidate the enrolled assessments. We elected to make the amnesty payments for these matters in monthly installments over a 30-month period for total payments, inclusive of interest and penalties, of 7.6 million Brazilian reais (approximately $3.1 million at the foreign exchange rate as of October 31, 2014). We accrued the full amount of the payments, plus estimated interest, under the REFIS Amnesty for these matters in December 2013 when we enrolled in the program, and made our first payment on December 26, 2013. As of October 31, 2014, we have remaining installment payments totaling 4.7 million Brazilian reais (approximately $1.9 million at the foreign exchange rate as of October 31, 2014).

We had previously accrued the estimated liability for both the Vitória and Itajai assessments. Based on our understanding of the underlying facts of these matters, we believe it is probable we may receive an unfavorable decision for each of these assessments unless we are able to resolve these matters through the REFIS Amnesty. Upon confirmation of acceptance of these matters into the REFIS Amnesty, we will reduce our accrued liabilities related to these matters to reflect the discounted amounts due under the REFIS Amnesty. As of October 31, 2014, we have accruals totaling 12.3 million Brazilian reais (approximately $5.0 million at the foreign exchange rate as of October 31, 2014).

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For the 2002 assessment, we applied available net operating losses, to the extent permitted, toward the interest and penalties portion of the settlement obligation under the REFIS Amnesty. For the remaining balance, we elected to make the amnesty payments in monthly installments over a 90-month period for total payments of 2.2 million Brazilian reais (approximately $906,000 at the foreign exchange rate as of October 31, 2014). We accrued the full amount of the payments, plus estimated interest, under the REFIS Amnesty for this matter in December 2013 when we enrolled in the program, and made our first payment on December 26, 2013. As of October 31, 2014, we have remaining installment payments totaling 2.1 million Brazilian reais (approximately $864,000 at the foreign exchange rate as of October 31, 2014).

For the 2003 assessments, we applied available net operating losses, to the extent permitted, toward the interest and penalties portion of the settlement obligation under the REFIS Amnesty. At the time we initially appealed the 2003 assessments to the civil courts, we were required to make a deposit of 2.8 million Brazilian reais (approximately $1.2 million at the foreign exchange rate as of October 31, 2014) to the court in order to perfect our appeal. In light of our enrollment of certain of the 2003 assessments in the REFIS Amnesty, we have notified the civil court of our enrollment and requested the release of the portion of the deposit for the assessments enrolled in the REFIS Amnesty, which totals 675,000 Brazilian reais (approximately $276,000 at the foreign exchange rate as of October 31, 2014). Once approved by the court, the released funds will be applied against the settlement obligation under the REFIS Amnesty. Approximately 2.2 million Brazilian reais (approximately $887,000 at the foreign exchange rate as of October 31, 2014) will remain deposited in connection with the 2003 assessments that will continue in the civil courts and which deposits will be released to the prevailing party after resolution of the underlying assessments.

Excluding the assessments that have been enrolled in the REFIS Amnesty for this matter, which have been accrued as described above, the remaining assessments total 4.2 million Brazilian reais (approximately $1.7 million at the foreign exchange rate as of October 31, 2014), including estimated penalties and interest, as of October 31, 2014. Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible we may receive an unfavorable decision related to these remaining assessments.

We also elected to enroll a number of outstanding tax offset requests that were previously applied for by the Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 in the REFIS Amnesty. These outstanding tax offset requests relate to non-income tax debts, primarily for IRPJ, PIS and COFINS for past tax years, and total approximately 2.5 million Brazilian reais (approximately $1.0 million at the foreign exchange rate as of October 31, 2014), including estimated penalties and interest. We applied available net operating losses toward the interest and penalties portion of the settlement obligation under the REFIS Amnesty. For the remaining balance, we elected to make the amnesty payments in monthly installments over a 90-month period for total payments of 1.3 million Brazilian reais (approximately $547,000 at the foreign exchange rate as of October 31, 2014). We accrued the full amount of the payments, plus estimated interest, under the REFIS Amnesty for these matters in December 2013 when we enrolled in the program, and made our first payment on December 26, 2013. As of October 31, 2014, we have remaining installment payments totaling 1.3 million Brazilian reais (approximately $522,000 at the foreign exchange rate as of October 31, 2014).

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Municipality Services Tax Assessments

In December 2009, one of the Brazilian subsidiaries that were acquired as part of the Lipman acquisition was notified of a tax assessment regarding alleged nonpayment of tax on services rendered for the period from September 2004 to December 2004. This assessment was issued by the municipality of São Paulo (the "municipality"), and asserts a services tax deficiency and related penalties totaling 875,000 Brazilian reais (approximately $358,000 at the foreign exchange rate as of October 31, 2014), excluding interest. The municipality claims that the Brazilian subsidiary rendered certain services within the municipality of São Paulo but simulated that those services were rendered in another city. At the end of December 2010 the municipality issued further tax assessments alleging the same claims for 2005 through June 2007. These additional subsequent claims assert services tax deficiencies and related penalties totaling 5.9 million Brazilian reais (approximately $2.4 million at the foreign exchange rate as of October 31, 2014), excluding interest. We received unfavorable decisions from the administrative courts, which ruled to maintain the tax assessments for each of these matters. No further grounds of appeal are available to us for these assessments within the administrative courts. In October 2012, as a result of the decision at the administrative level, the tax authorities filed an enforcement action in the civil courts to collect on the services tax assessments amounts awarded by the administrative court, and seeking other related costs and fees. On March 6, 2013, we filed our defensive claims in the civil courts in response to the tax authorities' enforcement action. In February 2013 the tax authorities filed an additional enforcement action in the civil courts to collect on the penalties related to the services tax assessments amounts awarded by the administrative courts. Based on our understanding of the underlying facts of this matter and our evaluation of the potential outcome at the judicial level, we believe it is reasonably possible that our Brazilian subsidiary will be required to pay some amount of the alleged tax assessments and penalties related to these matters, as well as amounts of interest and certain costs and fees imposed by the court related thereto. As of October 31, 2014, the amount of the alleged tax assessments and penalties related to these matters was approximately 5.8 million Brazilian reais (approximately $2.4 million at the foreign exchange rate as of October 31, 2014), and the estimated interest, costs and fees related thereto were approximately 12.7 million Brazilian reais (approximately $5.2 million at the foreign exchange rate as of October 31, 2014).

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the municipality of Curitiba for collection of alleged services tax deficiency. An appeal against this unfavorable administrative decision was filed in a judicial proceeding and currently the case is pending the municipality of Curitiba's compliance with the writ of summons. As of October 31, 2014, the underlying assessment, including estimated interest, was approximately 7.6 million Brazilian reais (approximately $3.1 million at the foreign exchange rate as of October 31, 2014). Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible that we may receive an unfavorable decision in this proceeding.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following the jury's verdict, we determined that it was probable we would incur a loss on this litigation based on the jury's verdict and the status of the litigation proceedings at that time. Accordingly, we accrued for the full amount of the jury's verdict plus estimated pre-judgment interest and, effective from July 31, 2012, we began accruing estimated ongoing royalties of $3 per unit of accused device to Cost of net revenues. During the fiscal quarter ended October 31, 2012, we completed redesigns of the terminals subject to the jury's verdict specifically to address the Cardsoft allegations, and implemented such redesigns in the U.S. We further obtained the legal opinion of independent intellectual property counsel that our terminals, as redesigned, do not infringe the Cardsoft patents-in-suit. We concluded based on the procedures taken and legal reviews obtained, that it was not probable that an ongoing royalty based on the jury's verdict applies to our terminals as redesigned, and ceased accruing an ongoing royalty.

On October 30, 2013, the District Court issued judgment upholding the jury's verdict that the patent was valid and infringed. The judgment confirmed the jury's award of infringement damages and royalties of approximately $15.4 million covering past sales of the VeriFone and Hypercom accused devices, plus pre-judgment interest, post-judgment interest and costs. The court also ruled that an ongoing royalty should be applied for sales of the accused devices after the verdict date and ordered the parties to mediate on the issue of an ongoing royalty rate. The parties participated in mediation but were unable to reach a resolution. In March 2014, Cardsoft filed a motion requesting the court to set an ongoing royalty rate. We opposed, arguing (among other arguments) that no ongoing royalty applies in light of our redesigns of the products subject to the District Court's infringement ruling.

We appealed the District Court's judgment to the U.S. Court of Appeals for the Federal Circuit. On October 17, 2014, a three-judge panel of the Federal Circuit issued a unanimous opinion in our favor. The Federal Circuit ruling reversed the District Court's judgment and, further, concluded that our products did not infringe the Cardsoft patents as a matter of law. As a result, the District Court's finding of infringement and order of past and ongoing royalties, as well as related interest and costs, have been reversed.

Cardsoft is entitled to petition the Federal Circuit for rehearing by the panel and rehearing en banc, as well as petition for hearing by the U.S. Supreme Court. Cardsoft filed a petition with the Federal Circuit on November 17, 2014 for rehearing and rehearing en banc. Nevertheless, we believe that the likelihood of a rehearing or reversal of the Federal Circuit's opinion is remote. Previously, based on our assessment and the status of this matter before the District Court, we had accrued a total estimated loss of approximately $19.9 million, including estimated pre-judgment interest, potential ongoing royalties and statutory post-judgment interest related to this litigation. As a result of the Federal Circuit's favorable opinion reversing the District Court's judgment and ruling that our products do not infringe as a matter of law, we have reversed the total estimated loss previously accrued.

The District Court case remains open at this time pending any rehearing or review proceedings Cardsoft may seek, and the parties have agreed to stay all remaining proceedings before the District Court until completion of any rehearing or review. Although we have concluded that any reversal of the Federal Circuit's opinion is remote, if Cardsoft were to prevail in reversing all or part of the Federal Circuit's opinion, the proceedings could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Creative Mobile Technologies, LLC v. VeriFone Systems, Inc. et al.

On December 17, 2012, Creative Mobile Technologies, LLC (“CMT”), a provider of in-taxi payment processing solutions, filed a complaint in the Supreme Court of the State of New York alleging breach by VeriFone Systems, Inc. and VeriFone Media, LLC (f/k/a Clear Channel Taxi Media, LLC) (“VML”) of a sales representation agreement between CMT and VML. According to the complaint, CMT sought damages and accounting, alleging breach of contract, breach of the duty of good faith and fair dealing and tortious interference with contract. Without admitting any wrongdoing or violation of law, we entered into an agreement-in-principle on April 25, 2014, and a confidential settlement agreement on May 27, 2014, with CMT to settle the case for a total consideration of $9.0 million consisting of a $7.5 million one-time cash payment and a $1.5 million credit that may be applied by CMT within 24 months against purchases of certain VeriFone electronic payment terminals. We accrued the full amount of the settlement consideration in April 2014 when we entered into the agreement-in-principle. We paid the cash portion of the settlement consideration in June 2014. On June 5, 2014, the court issued an order dismissing the case with prejudice.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 31, 2008, the state derivative plaintiffs filed their consolidated derivative complaint in the Superior Court of California, County of Santa Clara naming us as a nominal defendant and bringing claims for insider selling, breach of fiduciary duty, unjust enrichment, waste of corporate assets and aiding and abetting breach of fiduciary duty against certain of our current and former officers and directors and our largest stockholder as of October 31, 2008, GTCR Golder Rauner LLC. On February 18, 2009, plaintiff Catholic Medical Mission Board voluntarily dismissed itself from the action. In November 2008, we filed a motion to stay the state court action pending resolution of the parallel federal actions, and the parties agreed by stipulation to delay briefing on the motion to stay until after the issue of demand futility was resolved in the federal derivative case. On June 2, 2011, the court entered a stipulated order requiring the parties to submit a case status report on August 1, 2011 and periodically thereafter. The parties submitted status reports to the court through February 1, 2013 as requested by the court. On January 30, 2013, counsel for plaintiff informed us that Mr. Carpel, the nominal plaintiff, had sold his shares in the company and therefore no longer had standing to maintain a derivative action against us. On February 15, 2013, plaintiff filed a motion for leave to publish notice to our stockholders seeking a new nominal plaintiff. On May 10, 2013, the court adopted its tentative order granting the motion to publish notice, which was formally entered on May 17, 2013. Under the terms of the order, the parties were ordered to publish notice of the potential dismissal of the action and any qualifying shareholder who wishes to intervene must notify the court within ninety days from the formal entry of the order. Otherwise, the action will be dismissed. On August 14, 2013, counsel for the former nominal plaintiff, Mr. Carpel, filed a notice of intent to substitute a new nominal plaintiff, Joel Gerber, into the action. On September 16, 2013, counsel for former plaintiff Carpel filed a motion to substitute a new plaintiff, Joel Gerber, into the action. On October 16, 2013, the court granted the motion and deemed the amended complaint filed as of the same date. Our demurrer to the amended complaint was filed on April 7, 2014. On May 23, 2014, plaintiff filed a statement of non-opposition to our demurrer and filed a motion to stay the action to allow plaintiff to make a demand on our current Board of Directors. We filed our opposition to the motion to stay on June 18, 2014 and plaintiff filed his reply on July 25, 2014.

On December 3, 2014, the court issued an order sustaining our demurrer and granting plaintiff's motion to stay. The ruling gives plaintiff until December 23, 2014 to make a demand on the Board of Directors, to which the Board must respond within a reasonable time period. The stay will be terminated upon service of the Board's response and plaintiff shall have 20 days from the date of service either to file an amended complaint or to voluntarily dismiss the action.

Israel Class Action

On January 27, 2008, a class action complaint was filed against us in the Central District Court in Tel Aviv, Israel on behalf of purchasers of our stock on the Tel Aviv Stock Exchange. The complaint seeks compensation for damages allegedly incurred by the class of plaintiffs due to the publication of erroneous financial reports. We filed a motion to stay the action, in light of the proceedings already filed in the United States, on March 31, 2008. A hearing on the motion was held on May 25, 2008. Further briefing in support of the stay motion, specifically with regard to the threshold issue of applicable law, was submitted on June 24, 2008. On September 11, 2008, the Israeli District Court ruled in our favor, holding that U.S. law would apply in determining our liability. On October 7, 2008, plaintiffs filed a motion for leave to appeal the Israeli District Court's ruling to the Israeli Supreme Court. Our response to plaintiffs' appeal motion was filed on January 18, 2009. The Israeli District Court has stayed its proceedings until the Israeli Supreme Court rules on plaintiffs' motion for leave to appeal. On January 27, 2010, after a hearing before the Israeli Supreme Court, the court dismissed the plaintiffs' motion for leave to appeal and addressed the case back to the Israeli District Court. The Israeli Supreme Court instructed the Israeli District Court to rule whether the Israel class action should be stayed, under the assumption that the applicable law is U.S. law. Plaintiffs subsequently filed an application for reconsideration of the Israeli District Court's ruling that U.S. law is the applicable law. Following a hearing on plaintiffs' application, on April 12, 2010, the parties agreed to stay the proceedings pending resolution of the U.S. securities class action, without prejudice to plaintiffs' right to appeal the Israeli District Court's decision regarding the applicable law to the Israeli Supreme Court. On May 25, 2010, plaintiff filed a motion for leave to appeal the decision regarding the applicable law with the Israeli Supreme Court. In August 2010, plaintiff filed an application to the Israeli Supreme Court arguing that the U.S. Supreme Court's decision in Morrison et al. v. National Australia Bank Ltd., 561 U.S. 247, 130 S. Ct. 2869 (2010), may affect the outcome of the appeal currently pending before the Court and requesting that this authority be added to the Court's record. Plaintiff concurrently filed an application with the Israeli District Court asking that court to reverse its decision regarding the applicability of U.S. law to the Israel class action, as well as to cancel its decision to stay the Israeli proceedings in favor of the U.S. class action in light of the U.S. Supreme Court's decision in Morrison. On August 25, 2011, the Israeli District Court issued a decision denying plaintiff's application and reaffirming its ruling that the law applicable to the Israel class action is U.S. law. The Israeli District Court also ordered that further proceedings in the case be stayed pending the decision on appeal in the U.S. class action.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 13, 2011, plaintiff filed an amended application for leave to appeal addressing the Israeli District Court's ruling. We filed an amended response on December 28, 2011. On January 1, 2012, the Israeli Supreme Court ordered consideration of the application by three justices. On July 2, 2012, the Israeli Supreme Court ordered us to file an updated notice on the status of the proceedings in the U.S. securities class action then pending in the U.S. Court of Appeals for the Ninth Circuit by October 1, 2012. On October 11, 2012, we filed an updated status notice in the Israeli Supreme Court on the proceedings in the U.S. securities class action pending at the time in the U.S. Court of Appeals for the Ninth Circuit. On January 9, 2013, the Israeli Supreme Court held a further hearing on the status of the appeal in the U.S. Court of Appeals for the Ninth Circuit and recommended that the parties meet and confer regarding the inclusion of the Israeli plaintiffs in the federal class action pending in the U.S. On February 10, 2013, the Israeli Supreme Court issued an order staying the case pursuant to the joint notice submitted to the court by the parties on February 4, 2013. The plaintiff and putative class members in this action are included in the stipulated settlement of the federal securities class action, In re VeriFone Holdings, Inc., disclosed above unless an individual plaintiff opts out. Following the February 25, 2014 judgment and orders by the U.S. court, in April 2014, the parties in the Israel class action filed a joint motion requesting that the Israeli Supreme Court renew the proceedings on appeal concerning the determination of the applicable law. A hearing was held on June 23, 2014 concerning whether the Israel class action should proceed in light of the settlement in the U.S. class action. On June 29, 2014, the plaintiff filed a supplemental pleading at the court’s request. We filed our reply pleading on August 19, 2014, and plaintiff filed a further response pleading on September 4, 2014. We are currently awaiting the court's determination.

In re VeriFone Securities Litigation

On March 7, 2013, a putative securities class action was filed in the U.S. District Court for the Northern District of California against us certain of our former officers and one of our current officers and alleged claims in connection with our February 20, 2013 announcement of preliminary financial results for the fiscal quarter ended January 31, 2013. The action, captioned Sanders v. VeriFone Systems, Inc. et al., Case No. C 13-1038, and subsequently re-captioned In re VeriFone Securities Litigation, was initially brought on behalf of a putative class of purchasers of VeriFone securities between December 14, 2011 and February 19, 2013 and asserted claims under the Securities Exchange Act Sections 10(b) and 20(a) and SEC Rule 10b-5 for securities fraud and control person liability. The claims were based on allegations that we and the individual defendants made false or misleading public statements regarding our business, operations, and financial controls during the putative class period. The complaint sought unspecified monetary damages and other relief. Two additional class actions related to the same matter (Laborers Local 235 Benefit Funds v. VeriFone Systems, Inc. et al., Case No. CV 13-1676 and Bland v. VeriFone Systems, Inc. et al., Case No. CV 13-1853) were filed in April 2013. On May 6, 2013, several putative plaintiffs and plaintiffs' law firms filed motions to consolidate these three securities class actions and requesting appointment as lead plaintiff and lead counsel, respectively. The plaintiffs in Laborers Local 235 Benefit Funds v. VeriFone Systems, Inc. et al. and Bland v. VeriFone Systems, Inc. et al. voluntarily dismissed their respective actions, without prejudice, on July 10, 2013 and July 17, 2013, respectively, and filed motions to be appointed lead plaintiff in the action previously captioned Sanders v. VeriFone Systems, Inc. et al. On October 7, 2013, the court entered an order appointing the Selz Funds as lead plaintiffs and appointing Gold Bennett Cera & Sidener LLP as lead counsel. Lead plaintiffs' first amended complaint was filed on December 16, 2013. The first amended complaint expanded the putative class period to December 14, 2011 and February 20, 2013, inclusive, and removed the current officer who was named in the original complaint from the action. We filed our motion to dismiss the amended complaint on February 14, 2014, lead plaintiffs filed their opposition on April 15, 2014 and we filed our reply on May 16, 2014. On May 27, 2014, the court took the motion to dismiss under submission without oral argument. On August 8, 2014, the court dismissed the amended complaint, with leave to amend. Lead plaintiffs filed their second amended complaint on October 7, 2014. We filed our motion to dismiss the second amended complaint on December 8, 2014. Lead plaintiffs' opposition is due on February 6, 2015, and our reply is due on March 10, 2015. The court has set a hearing on our motion to dismiss on April 3, 2015.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dolled v. Bergeron et al.

On April 19, 2013, a derivative action, Dolled v. Bergeron et al., Case No. 113-CV-245056, was filed in the Superior Court of California, County of Santa Clara in connection with our February 20, 2013 announcement of preliminary financial results for the fiscal quarter ended January 31, 2013. The action, brought derivatively on behalf of VeriFone, names VeriFone as a nominal defendant and brings claims for insider selling, breach of fiduciary duty and unjust enrichment variously against certain of our current and former officers and directors. The complaint seeks unspecified monetary damages, restitution and disgorgement of profits and compensation paid to defendants, injunctive relief directing us to reform its corporate governance, and payment of the plaintiff's costs and attorneys' fees. On May 30, 2013, the court entered the parties' stipulation and proposed order, which appointed plaintiff and plaintiff's counsel as lead plaintiff and lead counsel, respectively, in the consolidated action, captioned In re VeriFone Systems, Inc. Derivative Litigation. The next case management conference is scheduled for May 15, 2015.

Zoumboulakis v. McGinn et al.

On May 24, 2013, a federal derivative action, Zoumboulakis v. McGinn et al., Case No. 13-CV-02379, was filed in the U.S. District Court for the Northern District of California against certain current and former directors and officers derivatively on our behalf. The complaint, which names us as a nominal defendant, alleges breach of fiduciary duty and abuse of control and asserts claims under Section 14(a) of the Securities Exchange Act of 1934 for false or misleading financial statements and proxy statement disclosures. The complaint seeks unspecified monetary damages, including exemplary damages, restitution from defendants, injunctive relief directing us to make certain corporate governance reforms, and payment of the plaintiff's costs and attorneys' fees. On August 12, 2013, the court entered defendants' motion seeking to relate this action to the pending shareholder class action, Sanders v. VeriFone Systems, Inc. et al. On October 31, 2013, the court entered a stipulation and order setting a December 31, 2013 deadline for the filing of an amended complaint and setting a January 30, 2014 deadline for defendants to move or answer. An initial case management conference was held on January 17, 2014. On January 21, 2014, plaintiff filed an amended complaint, which removed one of our former officers from the action and added an additional former director as a defendant. The amended complaint brings claims against the defendants for breach of fiduciary duty, abuse of control, violations of Securities Exchange Act Section 14(a), and unjust enrichment. The amended complaint also brings claims for insider trading against three of the named former and current directors. We filed our motion to dismiss the amended complaint on March 7, 2014, plaintiff filed an opposition on April 23, 2014, and we filed our reply on May 16, 2014. On May 27, 2014, the court took the motion to dismiss under submission without oral argument. On August 7, 2014, the court dismissed the amended complaint, with leave to amend. Plaintiff filed a second amended complaint on October 17, 2014. Our motion to dismiss the second amended complaint is due on December 18, 2014. Plaintiff’s opposition is due of February 18, 2015 and our reply is due on March 16, 2015. The court has set a hearing on our motion to dismiss on April 3, 2015.

If any of these class action or derivative lawsuits is resolved adversely to us, it could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Antitrust Investigation

The Competition Commission of India ("CCI") is investigating certain complaints made against us alleging unfair practices based on certain provisions in our software development license arrangements in India. We have cooperated with requests by the CCI in its investigation. In March 2014, the director general of the CCI investigating the allegations issued a report rejecting certain of the allegations, but also finding that certain provisions of our licenses may constitute unfair business practices. VeriFone India Sales Pvt. Ltd. has filed objections to that report. The CCI held hearings in October and November 2014 but has not yet issued any rulings. We are unable to make any estimate of potential loss related to this matter at this stage of the proceeding.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Litigation

After termination of their services, several former contractors of one of our Brazilian subsidiaries filed individual lawsuits in the Labor Court of São Paulo against the subsidiary alleging an employer-employee relationship and wrongful termination, and claiming, among other damages, statutorily-imposed salaries, vacations, severance and bonus amounts, social contributions and penalties and moral damages. In October 2012, we received a partially unfavorable judgment for one of these lawsuits, with the court ruling that an employer-employee relationship existed. We did not prevail in our appeal of the unfavorable judgment and this matter is now pending final appeal. We believe it is probable that we may not prevail on this matter. As of October 31, 2014, we have accrued for the estimated probable loss for this matter, which amount is not material to our results of operations. We have settled, without admitting any wrongdoing or violation of law, the other filed lawsuits, in each case, for a cash payment. The amounts of these settlements are not material to our results of operations.

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

Export Control Matters

As disclosed in Part II, Item 5, Other Information, of our Quarterly Report on Form 10-Q for our fiscal quarter ended January 31, 2013, we previously discovered certain unauthorized activities which may potentially constitute violations of U.S. export control laws and regulations that prohibit the shipment of our products and the provision of our services to countries, governments and persons targeted by U.S. sanctions. In connection with our discoveries we have made a voluntary disclosure to the U.S. Department of Treasury's Office of Foreign Assets Control (“OFAC”) regarding these potential violations. This voluntary disclosure process with OFAC is in the initial stages and we cannot predict whether or when OFAC would review this matter or what enforcement action, if any, it may take. If we were found to be in violation of U.S. sanctions or export control laws, it could result in fines or penalties for us, which could harm our results of operations.

Income Tax Uncertainties

As of October 31, 2014, the amount payable for unrecognized tax benefits was $62.2 million, including accrued interest and penalties, none of which is expected to be paid within one year. This amount is included in Other long-term liabilities in our Consolidated Balance Sheet as of October 31, 2014. We are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12. Segment and Geographic Information

Segment Information

Net revenues and operating income of each segment reflect net revenues and expenses that are directly attributable to that segment. Net revenues and expenses not allocated to segment net revenues and segment operating income include amortization of purchased intangible assets, adjustments to contingent consideration, increase to fair value (step-up) of inventory at acquisition, fair value decrease (step-down) in deferred revenue at acquisition, some inventory reserves, asset impairments, restructuring expenses, stock-based compensation, costs of debt amendments, as well as corporate research and development, sales and marketing, general and administrative, and litigation settlement and loss contingency expense (benefits). We do not separately evaluate assets by segment, and therefore assets by segment are not presented below.

The following table sets forth net revenues for our reportable segments and reconciles segment net revenues to total net revenues (in thousands):

	Years Ended October 31,
	2014	2013	2012
Segment net revenues:
Americas	$849,163	$794,261	$903,764
EMEA	756,541	704,657	771,469
Asia-Pacific	265,284	210,333	211,107
Total segment net revenues	1,870,988	1,709,251	1,886,340
Net revenues not allocated to segment net revenues:
Amortization of step-down in deferred revenue at acquisition	(2,223)	(5,058)	(20,369)
Other net revenues not allocated to segment net revenues	109	(1,972)	—
Total net revenues	$1,868,874	$1,702,221	$1,865,971

The following table sets forth operating income for our reportable segments and reconciles segment operating income to consolidated operating income (loss) (in thousands):

	Years Ended October 31,
	2014	2013	2012
Operating income by segment:
Americas	$219,077	$219,199	$287,690
EMEA	208,294	188,443	221,683
Asia-Pacific	57,151	38,569	50,148
Total segment operating income	484,522	446,211	559,521
Items not allocated to segment operating income:
Net revenues not allocated to segment net revenues	(2,114)	(7,030)	(20,369)
Amortization of purchased intangible assets	(140,262)	(140,899)	(124,263)
Stock-based compensation expense	(53,897)	(48,851)	(44,554)
Restructuring expense	(18,136)	(323)	(1,250)
Litigation settlement and loss contingency benefit (expense)	8,632	(64,371)	(17,632)
Other expenses not allocated to segments	(272,860)	(251,091)	(203,908)
Total operating income (loss)	$5,885	$(66,354)	$147,545

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our goodwill by reportable segment was as follows (in thousands):

	October 31,
	2014	2013
Americas	$191,002	$189,450
EMEA	906,866	973,260
Asia-Pacific	88,024	89,762
Total goodwill	$1,185,892	$1,252,472

Depreciation and amortization of fixed assets was allocated to segments as follows (in thousands):

	Years Ended October 31,
	2014	2013	2012
Americas	$13,118	$7,904	$6,214
EMEA	29,371	29,150	23,889
Asia-Pacific	5,627	3,102	1,363
Unallocated	11,549	14,598	14,465
Total depreciation and amortization expense	$59,665	$54,754	$45,931

Geographic Information

Our net revenues, by country with net revenues over 10% of total net revenues, were as follows (in thousands):

	Years Ended October 31,
	2014	2013	2012
United States	$522,982	$482,820	$509,243
Brazil	197,472	151,964	211,543
Other countries	1,148,420	1,067,437	1,145,185
Total net revenues	$1,868,874	$1,702,221	$1,865,971

Net revenues are allocated to countries based on the shipping destination or service delivery location of customer orders.

Fixed assets, net, by country with fixed assets over 10% of total fixed assets, were as follows (in thousands):

	October 31,
	2014	2013
United States	$74,506	$55,825
United Kingdom	17,707	21,615
Other countries	85,540	94,747
Fixed assets, net	$177,753	$172,187

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

The tables below sets forth selected unaudited financial data for each quarter for the last two fiscal years (in thousands, except for per share amounts):

	Year Ended October 31, 2014
	First Quarter	Second Quarter (2)	Third Quarter (2) (3)	Fourth Quarter (1)(2)
Net revenues	$436,066	$466,417	$475,900	$490,491
Gross margin	170,217	175,274	182,770	196,456
Operating income (loss)	(6,515)	(13,548)	(7,547)	33,495
Consolidated net income (loss)	(16,097)	(23,563)	(28,107)	31,325
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$(16,233)	$(23,915)	$(29,033)	$31,051

Basic net income (loss) per share	$(0.15)	$(0.22)	$(0.26)	$0.27
Diluted net income (loss) per share	$(0.15)	$(0.22)	$(0.26)	$0.27

	Year Ended October 31, 2013
	First Quarter	Second Quarter (4)	Third Quarter	Fourth Quarter (5)
Net revenues	$428,747	$426,287	$415,973	$431,214
Gross margin	171,962	154,306	154,940	163,981
Operating income (loss)	21,735	(69,569)	(2,719)	(15,801)
Consolidated net income (loss)	11,710	(57,029)	(1,890)	(247,792)
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$11,838	$(58,376)	$(1,877)	$(247,640)

Basic net income (loss) per share	$0.11	$(0.54)	$(0.02)	$(2.26)
Diluted net income (loss) per share	$0.11	$(0.54)	$(0.02)	$(2.26)

(1)
In the fourth fiscal quarter of 2014 we released a $19.9 million litigation loss contingency expense, plus estimated potential ongoing royalties and interest, related to a favorable ruling in a patent infringement litigation captioned Cardsoft, Inc. and Cardsoft (Assignment for the Benefit of Creditors), LLC v. VeriFone Holdings, Inc. et al. For further information, see Note 11, Commitments and Contingencies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

(2)
The second, third and fourth fiscal quarters of 2014 include $5.8 million, $10.8 million and $1.5 million, respectively, of restructuring charges as part of cost optimization and corporate transformation initiatives. For further information, see Note 10, Restructurings, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

(3)
During the third fiscal quarter of 2014 we amended and restated our existing credit agreement. The initial amounts borrowed, together with cash on hand, were used to repay the $938.6 million outstanding balance on the credit agreement as well as the costs associated with the amendment and restatement. In connection with this transaction we expensed $4.1 million of debt amendment costs and accelerated $5.2 million of interest expense on previously capitalized debt issuance costs associated with extinguished debt. For further information, see Note 9, Financings, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

(4)
The second fiscal quarter of 2013 includes a $69.0 million litigation loss contingency expense related to litigation matters, primarily the pending securities class action captioned, In re VeriFone Holdings, Inc. Securities Litigation, and the related Israel class action. For further information, see Note 11, Commitments and Contingencies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, or the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the U.S. Securities and Exchange Commission. Based on management's evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), are designed to and are effective to, provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed our internal control over financial reporting as of October 31, 2014, the end of our fiscal year. Management based its assessment on the 1992 framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

The effectiveness of our internal control over financial reporting as of October 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

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
In addition to the information set forth under the caption “Executive Officers” in Part I of this Annual Report on Form 10-K, the information required by this Item is expected to be in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders (the “Proxy Statement”), which we expect to be filed within 120 days of the end of our fiscal year ended October 31, 2014 and is incorporated herein by reference.

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
3. Exhibits The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibits

Exhibit Number	Description
2.1(7)	Agreement and Plan of Merger, dated as of November 17, 2010, among Hypercom Corporation, VeriFone Systems, Inc. and Honey Acquisition Company.

3.1(8)	Amended and Restated Certificate of Incorporation of VeriFone as amended.

3.2(15)	Amended and Restated Bylaws of VeriFone.

4.1(2)	Specimen Common Stock Certificate; reference is made to Exhibit 3.1.

10.1(1)+	2002 Securities Purchase Plan.

10.2(1)+	New Founders’ Stock Option Plan.

10.3(2)+	Outside Directors’ Stock Option Plan.

10.4(4)+	2005 Employee Equity Incentive Plan.

10.5(3)+	Form of Indemnification Agreement.

10.6(13)+	Amended and Restated VeriFone Systems, Inc. (formerly, VeriFone Holdings, Inc.) 2006 Equity Incentive Plan.

10.7(5)+	Form of Amended and Restated VeriFone Bonus Plan.

10.8(6)+	Lipman Electronic Engineering Ltd. 2003 Stock Option Plan.

10.9(6)+	Lipman Electronic Engineering Ltd. 2004 Stock Option Plan.

10.10(6)+	Lipman Electronic Engineering Ltd. 2004 Share Option Plan.

10.11(6)+	Amendment to Lipman Electronic Engineering Ltd. 2004 Share Option Plan.

10.12(6)+	Lipman Electronic Engineering Ltd. 2006 Share Incentive Plan.

10.13(9)	Sale and Purchase Agreement dated November 12, 2011 by and between Point Luxembourg Holding S.À.R.L. and Electronic Transactions Group Limited, as Sellers, and VeriFone Nordic AB, as Purchaser.

10.14(10)	Security Agreement, dated as of December 28, 2011, by and among JPMorgan Chase Bank, N.A., in its capacity as the Collateral Agent, and the VeriFone parties.

Exhibit Number	Description
10.15(10)	Pledge Agreement, dated as of December 28, 2011, by and among the VeriFone parties and JPMorgan Chase Bank, N.A., in its capacity as the Collateral Agent.

10.16(10)	Guaranty, dated as of December 28, 2011, executed by each of the Guarantors party thereto in favor of JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent.

10.17(11)+	Offer Letter between the Company and Marc E. Rothman.

10.18(11)	Form of Restricted Stock Unit Award Notice.

10.19(11)	Separation Agreement between the Company and Robert Dykes.

10.20(12)+	Letter Agreement, dated March 11, 2013, by and among VeriFone Systems, Inc., VeriFone, Inc. and Douglas G. Bergeron.

10.21(12)+	Letter Agreement, dated March 14, 2013, by and among VeriFone Systems, Inc., VeriFone, Inc. and Richard A. McGinn.

10.22(14)
Credit Agreement Amendment, dated as of July 19, 2013, by and among VeriFone, Inc., VeriFone Intermediate Holdings, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.23(16)+	Offer Letter, dated September 15, 2013, between the Company and Paul Galant.

10.24(16)+	Executive Severance Policy.

10.25(17)
Amendment and Restatement Agreement, dated as of July 8, 2014, to the Credit Agreement, among VeriFone Intermediate Holdings, Inc., VeriFone, Inc., the other Loan Parties party thereto, the Lender parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.

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

(1)	Filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed February 23, 2005.

(2)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed April 18, 2005.

(3)	Filed as an exhibit to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed April 29, 2005.

(4)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-124545), filed May 2, 2005.

(5)	Filed as an appendix to the Registrant’s Definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, filed May 19, 2011.

(6)	Incorporated by reference in the Registrant’s Registration Statement on Form S-8 (File No. 333-138533), filed November 9, 2006.

(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed November 19, 2010.

(8)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K, filed December 21, 2010.

(9)	Filed as an exhibit to the Registrant's Annual Report on Form 10-Q, filed March 9, 2012.

(10)	Filed as an exhibit to the Registrant's Current Report on Form 8-K, filed January 4, 2012.

(11)	Filed as an exhibit to the Registrant's Current Report on Form 8-K, filed February 4, 2013.

(12)	Filed as an exhibit to the Registrant's Current Report on Form 8-K, filed March 15, 2013.

(13)	Filed as an appendix to the Registrant’s Definitive Proxy Statement for its 2013 Annual Meeting of Stockholders, filed June 20, 2013.

(14)	Filed as an exhibit to the Registrant's Current Report on Form 8-K, filed July 19, 2013.

(15)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed September 5, 2013.

(16)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed September 23, 2013.

(17)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed July 10, 2014.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIFONE SYSTEMS, INC.

BY:	/S/ PAUL S. GALANT
Paul S. Galant
Chief Executive Officer
December 17, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ PAUL S. GALANT	Chief Executive Officer	December 17, 2014
Paul S. Galant	(principal executive officer)

/s/ MARC E. ROTHMAN	Executive Vice President and Chief Financial Officer	December 17, 2014
Marc E. Rothman	(principal financial and accounting officer)

/s/ ROBERT W. ALSPAUGH	Director	December 17, 2014
Robert W. Alspaugh

/s/ KAREN AUSTIN	Director	December 17, 2014
Karen Austin

/s/ ALEX W. HART	Chairman of the Board of Directors	December 17, 2014
Alex W. Hart

/s/ ROBERT B. HENSKE	Director	December 17, 2014
Robert B. Henske

/s/ WENDA HARRIS MILLARD	Director	December 17, 2014
Wenda Harris Millard

/s/ EITAN RAFF	Director	December 17, 2014
Eitan Raff

/s/ JONATHAN I. SCHWARTZ	Director	December 17, 2014
Jonathan I. Schwartz

/s/ JANE J. THOMPSON	Director	December 17, 2014
Jane J. Thompson