Form 10-Q
period 2015-01-31
VERIFONE SYSTEMS, INC.
filed 2015-03-11
CIK 1312073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2015
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on February 27, 2015:

Class	Number of shares
Common Stock, $0.01 par value per share	113,740,690

VERIFONE SYSTEMS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

VERIFONE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended January 31,
	2015	2014
	(Unaudited, in thousands, except per share data)
Net revenues:
System solutions	$313,400	$261,166
Services	172,826	174,900
Total net revenues	486,226	436,066
Cost of net revenues:
System solutions	185,668	167,508
Services	101,388	98,341
Total cost of net revenues	287,056	265,849
Total gross margin	199,170	170,217
Operating expenses:
Research and development	48,903	50,532
Sales and marketing	57,410	50,611
General and administrative	47,350	50,914
Amortization of purchased intangible assets	22,332	24,675
Total operating expenses	175,995	176,732
Operating income (loss)	23,175	(6,515)
Interest, net	(7,895)	(11,389)
Other income (expense), net	243	(5,127)
Income (loss) before income taxes	15,523	(23,031)
Income tax provision (benefit)	1,395	(6,934)
Consolidated net income (loss)	14,128	(16,097)
Net income attributable to noncontrolling interests	(280)	(136)
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$13,848	$(16,233)
Net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Basic	$0.12	$(0.15)
Diluted	$0.12	$(0.15)
Weighted average number of shares used in computing net income (loss) per share:
Basic	113,443	110,322
Diluted	115,479	110,322
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended January 31,
	2015	2014
	(Unaudited, in thousands)
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$13,848	$(16,233)

Other comprehensive income (loss):
Foreign currency translation adjustments	(133,904)	(18,696)
Unrealized gain (loss) on derivatives designated as cash flow hedges
Change in unrealized gain (loss) on derivatives designated as cash flow hedges, net of tax	(4,187)	956
Amounts reclassified from Accumulated other comprehensive loss, net of tax	700	(691)
Net change in unrealized gain (loss) on derivatives designated as cash flow hedges	(3,487)	265
Other
Change in other, net of tax	27	124
Amounts reclassified from Accumulated other comprehensive loss, net of tax	—	(296)
Net change in other	27	(172)
Other comprehensive loss	(137,364)	(18,603)
Comprehensive loss attributable to VeriFone Systems, Inc. stockholders	$(123,516)	$(34,836)
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2015	October 31, 2014
	(Unaudited, in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$240,636	$250,187
Accounts receivable, net of allowances of $9,762 and $9,880	287,310	305,500
Inventories	137,611	124,275
Prepaid expenses and other current assets	103,803	105,610
Total current assets	769,360	785,572
Fixed assets, net	168,580	177,753
Purchased intangible assets, net	389,301	457,595
Goodwill	1,099,315	1,185,892
Deferred tax assets, net	13,658	30,394
Other long-term assets	63,864	65,037
Total assets	$2,504,078	$2,702,243

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$146,324	$161,226
Accruals and other current liabilities	189,603	206,982
Deferred revenue, net	94,104	92,075
Short-term debt	32,066	32,131
Total current liabilities	462,097	492,414
Long-term deferred revenue, net	50,168	50,968
Long-term deferred tax liabilities, net	129,265	136,057
Long-term debt	831,201	851,040
Other long-term liabilities	69,491	101,092
Total liabilities	1,542,222	1,631,571
Commitments and contingencies
Redeemable noncontrolling interest in subsidiary	785	774
Stockholders’ equity:
Preferred stock: $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 113,604 and 113,314 shares issued and outstanding as of January 31, 2015 and October 31, 2014, respectively	1,136	1,133
Additional paid-in capital	1,690,242	1,675,695
Accumulated deficit	(524,360)	(538,208)
Accumulated other comprehensive loss	(242,194)	(104,830)
Total VeriFone Systems, Inc. stockholders’ equity	924,824	1,033,790
Noncontrolling interest in subsidiaries	36,247	36,108
Total equity	961,071	1,069,898
Total liabilities and equity	$2,504,078	$2,702,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended January 31,
	2015	2014
	(Unaudited, in thousands)
Cash flows from operating activities
Consolidated net income (loss)	$14,128	$(16,097)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization, net	44,362	53,071
Stock-based compensation expense	12,155	15,732
Other	8,655	(6,465)
Net cash provided by operating activities before changes in operating assets and liabilities	79,300	46,241
Changes in operating assets and liabilities:
Accounts receivable, net	9,406	17,293
Inventories	(19,130)	15,515
Prepaid expenses and other assets	(6,295)	11,661
Accounts payable	(11,553)	(4,760)
Deferred revenue, net	7,750	17,704
Other current and long-term liabilities	(18,389)	(71,755)
Net change in operating assets and liabilities	(38,211)	(14,342)
Net cash provided by operating activities	41,089	31,899
Cash flows from investing activities
Capital expenditures	(19,575)	(20,935)
Other investing activities, net	25	2,612
Net cash used in investing activities	(19,550)	(18,323)
Cash flows from financing activities
Proceeds from debt, net of issuance costs	10,000	86,906
Repayments of debt	(30,080)	(121,882)
Other financing activities, net	3,681	5,608
Net cash used in financing activities	(16,399)	(29,368)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(14,691)	(3,148)
Net decrease in cash and cash equivalents	(9,551)	(18,940)
Cash and cash equivalents, beginning of period	250,187	268,220
Cash and cash equivalents, end of period	$240,636	$249,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

Note 1. Principles of Consolidation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of VeriFone Systems, Inc. and our wholly-owned and majority-owned subsidiaries, and have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions on Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The Condensed Consolidated Balance Sheet at October 31, 2014 has been derived from the audited financial statements at that date. All significant inter-company accounts and transactions have been eliminated. In accordance with those rules and regulations, we have omitted certain information and notes normally provided in our annual consolidated financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring items, necessary for the fair presentation of our financial position and results of operations for the interim periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014. The results of operations for the three months ended January 31, 2015 are not necessarily indicative of the results expected for the entire fiscal year.

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

Significant Accounting Policies

During the three months ended January 31, 2015, there have been no changes in our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014.

Concentrations of Credit Risk

For the three months ended January 31, 2015 and 2014 no single customer accounted for more than 10% of our total net revenues. For the three months ended January 31, 2015, one customer accounted for approximately 13.1% of total net revenues in our Americas reportable segment and two customers accounted for approximately 12.0% and 11.1% of total net revenues in our Asia-Pacific reportable segment. No single customer accounted for more than 10% of total net revenues in our EMEA reportable segments for the three months ended January 31, 2015. For the three months ended January 31, 2014, one customer accounted for approximately 10.7% of total net revenues in our Americas reportable segment. No single customer accounted for more than 10% of total net revenues in our EMEA or Asia-Pacific reportable segments for the three months ended January 31, 2014.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of January 31, 2015 and October 31, 2014 no single customer accounted for more than 10% of our total Accounts receivable, net.

Recent Accounting Pronouncements

During July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 provides presentation requirements for unrecognized tax benefits when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists and would likely be settled as a reduction of such tax attributes. We prospectively adopted ASU 2013-11 effective November 1, 2014. Adoption resulted in a $24.2 million reduction of Deferred tax assets and Other long-term liabilities in our Condensed Consolidated Balance Sheets at November 1, 2014, because the payable amount of unrecognized tax benefits is presented net against Deferred tax assets. Adoption had no impact on our results of operations.

During May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides new guidance on the recognition of revenue and states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We plan to adopt ASU 2014-09 effective November 1, 2017 and are currently evaluating the transition method we will use and the impact on our consolidated financial position and results of operations.

Note 2. Net Income (Loss) per Share of Common Stock

Basic net income (loss) per share of common stock is computed by dividing net income (loss) attributable to VeriFone Systems, Inc. stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per share of common stock is computed using the weighted average number of shares of common stock outstanding plus the effect of common stock equivalents, unless the common stock equivalents are anti-dilutive. The potential dilutive shares of our common stock resulting from assumed exercises of equity related instruments are determined using the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock will result in a greater number of dilutive securities.

The following table presents the computation of net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended January 31,
	2015	2014
Basic and diluted net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Numerator:
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$13,848	$(16,233)
Denominator:
Weighted average shares attributable to VeriFone Systems, Inc. stockholders - basic	113,443	110,322
Weighted average effect of dilutive securities:
Stock options, RSUs and RSAs	2,036	—
Weighted average shares attributable to VeriFone Systems, Inc. stockholders - diluted	115,479	110,322
Net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Basic	$0.12	$(0.15)
Diluted	$0.12	$(0.15)

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended January 31, 2015 and 2014, equity incentive awards representing 1.3 million, and 9.6 million shares of common stock, respectively, were excluded from the calculation of weighted average shares for diluted net income (loss) per share as they were anti-dilutive. Anti-dilutive awards, which include stock options, RSUs and RSAs, could impact future calculations of diluted net income per share if the fair market value of our common stock increases.

Warrants to purchase 7.2 million shares of our common stock were outstanding at October 31, 2013 and expired unexercised in equal amounts on each trading day from December 19, 2013 to February 3, 2014. The warrants were anti-dilutive in the three months ended January 31, 2014 because the warrants' $62.356 exercise price was greater than the average share price of our common stock during that period.

Note 3. Income Taxes

We recorded a $1.4 million income tax provision and a $6.9 million income tax benefit for the three months ended January 31, 2015 and 2014, respectively. The income tax provision for the three months ended January 31, 2015 is primarily related to foreign taxes offset by the reversal of unrecognized tax benefits where statutes of limitations expired and audits were settled. The tax benefit for the three months ended January 31, 2014 related primarily to statutory tax rate changes in certain foreign countries where we operate and decreases in prior year unrecognized tax benefits, interest, and penalties. Losses generated during the three months ended January 31, 2014 in the U.S. federal, state, and certain foreign jurisdictions did not result in a tax benefit due to valuation allowances.

Our total unrecognized tax benefits were approximately $108.0 million as of January 31, 2015. The amount of unrecognized tax benefits could be reduced upon closure of tax examinations or if the statute of limitations on certain tax filings expires without assessment from the relevant tax authorities. We believe that it is reasonably possible that there could be an immaterial reduction in unrecognized tax benefits due to statute of limitation expirations in multiple tax jurisdictions during the next 12 months. Interest and penalties accrued on these uncertain tax positions will also be released upon the expiration of the applicable statute of limitations.

U.S. Internal Revenue Service Tax Audit Assessment

We are currently under audit by the U.S. Internal Revenue Service for fiscal years 2005 through 2010 related to our 5 year net operating loss carry back for fiscal 2010. We have received a Notice of Proposed Adjustment indicating the denial of our worthless stock deduction of $154.3 million, related to the insolvency of one of our UK subsidiaries, recorded on our 2010 tax return. The impact of the Notice of Proposed Adjustment is the denial of the loss carryback to 2005 and 2006 which resulted in an approximately $25.0 million cash refund and the disallowance of approximately $29.0 million of future tax benefits residing in the NOL carryover which are offset with a valuation allowance. We plan on protesting the Notice of Proposed Assessment and believe the Internal Revenue Service position for the denial is without merit.

Israel Tax Audit Assessment

We are also currently under audit by the Israel Tax Authority for fiscal years 2008 through 2012. The Israel Tax Authority has issued a tax assessment claiming there was a business restructuring that resulted in a transfer of some functions, assets and risks from Israel to the US parent company that the Israel Tax Authority claims was an equity sale of 1.36 billion Israeli new shekels (approximately $346.7 million at the foreign exchange rate as of January 31, 2015). The Israel Tax Authority is alleging that the claim applies alternatively to fiscal years 2008 or 2009. These claims result in a tax liability and deficiency penalty assessment in the range of 548.2 million Israeli new shekels (approximately $139.6 million at the foreign exchange rate as of January 31, 2015), if the claim was assessed for fiscal year 2009, to 637.0 million Israeli new shekels (approximately $162.2 million at the foreign exchange rate as of January 31, 2015), if the claim was assessed for fiscal year 2008, including interest and the required Israeli price index adjustments (referred to as the linkage differentials) through January 31, 2015.

As of October 31, 2014, the range of the assessment, inclusive of interest and linkage differentials was 537.6 million Israeli new shekels (approximately $143.6 million at the foreign exchange rate as of October 31, 2014), if the claim was assessed for fiscal year 2009, to 629.3 million Israeli new shekels (approximately $168.1 million at the foreign exchange rate as of October 31, 2014), if the claim was assessed for fiscal year 2008.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We filed our objection to the tax assessment in January 2015 and believe the Israel Tax Authority assessment position is without merit. We have agreed in principle with the Israel Tax Authority to repay our $69.0 million intercompany loan from Israel to the extent of the amount of a final agreed tax assessment, if any.

Note 4. Balance Sheet and Statement of Operations Details

Cash and Cash Equivalents

As of January 31, 2015 and October 31, 2014, $204.0 million and $216.4 million, respectively, of our cash and cash equivalents were held by our foreign subsidiaries. If we decide to distribute or use such cash and cash equivalents outside those foreign jurisdictions, including a distribution to the U.S., we may be subject to additional taxes or costs.

As of January 31, 2015 and October 31, 2014, Prepaid expenses and other current assets included $4.7 million and $6.2 million, respectively, of restricted cash, and Other long-term assets included $2.4 million and $2.6 million, respectively, of restricted cash. Restricted cash was mainly comprised of pledged deposits.

Inventories

Inventories consisted of the following (in thousands):

	January 31, 2015	October 31, 2014
Raw materials	$32,542	$36,264
Work-in-process	3,287	1,662
Finished goods	101,782	86,349
Total inventories	$137,611	$124,275

Accruals and Other Current Liabilities

Accruals and other current liabilities consisted of the following (in thousands):

	January 31, 2015	October 31, 2014
Accrued legal loss contingencies, including interest (Note 9)	$5,420	$5,728
Accrued expenses	72,005	72,250
Accrued compensation	46,849	66,281
Other current liabilities	65,329	62,723
Total accruals and other current liabilities	$189,603	$206,982

Other current liabilities were primarily comprised of sales and value-added taxes payable, accrued warranty, accrued liabilities for contingencies related to tax assessments, accrued restructurings, and income taxes payable.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Warranty

Activity related to accrued warranty for the three months ended January 31, 2015 consisted of the following (in thousands):

Balance at beginning of period	$15,411
Warranty charged to Cost of net revenues	2,826
Utilization of warranty accrual	(2,736)
Other	(491)
Balance at end of period	15,010
Less: current portion	(13,179)
Long-term portion	$1,831

Deferred Revenue, Net

Deferred revenue, net of related costs consisted of the following (in thousands):

	January 31, 2015	October 31, 2014
Deferred revenue	$161,987	$168,712
Deferred cost of revenue	(17,715)	(25,669)
Deferred revenue, net	144,272	143,043
Less: current portion	(94,104)	(92,075)
Long-term portion	$50,168	$50,968
Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	January 31, 2015	October 31, 2014
Unrecognized tax benefits liability, net	$33,407	$62,228
Contingent consideration payable	11,378	11,185
Other long-term liabilities	24,706	27,679
Total other long-term liabilities	$69,491	$101,092

Adoption of ASU 2013-11 resulted in a $24.2 million reduction in Unrecognized tax benefits liability, net, at November 1, 2014, because some of the unrecognized tax benefits are presented net against Deferred tax assets as a result of adoption effective November 1, 2014. As of January 31, 2015, the $33.4 million Unrecognized tax benefits liability, net, includes accrued interest and penalties, none of which is expected to be paid within one year. We are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Loss

Activity related to Accumulated other comprehensive loss for the three months ended January 31, 2015 consisted of the following (in thousands):

	Foreign currency translation adjustments	Unrealized loss on derivatives designated as cash flow hedges	Other	Total
Balance at October 31, 2014	$(102,767)	$(720)	$(1,343)	$(104,830)
Gains (losses) before reclassifications, net of tax	(133,904)	(4,187)	27	(138,064)
Amounts reclassified from Accumulated other comprehensive loss, net of tax	—	700	—	700
Other comprehensive income (loss)	(133,904)	(3,487)	27	(137,364)
Balance at January 31, 2015	$(236,671)	$(4,207)	$(1,316)	$(242,194)

Amounts reclassified from Accumulated other comprehensive loss, net of tax, were recorded in Interest, net in the Condensed Consolidated Statements of Operations. The related tax impacts were insignificant.

Stock-Based Compensation Expense

The following table presents the stock-based compensation expense recognized in our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended January 31,
	2015	2014
Cost of net revenues	$719	$553
Research and development	2,744	4,115
Sales and marketing	4,080	2,764
General and administrative	4,612	8,300
Total stock-based compensation	$12,155	$15,732

Note 5. Financial Instruments

Fair Value Measurements

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

Our financial assets and liabilities consist principally of cash, money market funds, accounts receivable, accounts payable, debt, foreign exchange forward contracts, interest rate swaps, and contingent consideration payable. We measure and record certain of our financial assets and liabilities at fair value on a recurring basis. The estimated fair value of cash, accounts receivable, and accounts payable approximates their carrying value. The estimated fair value of our debt approximates the carrying value because the interest rate on such debt adjusts to market rates on a periodic basis. Contingent consideration payable, interest rate swaps, money market funds, and foreign exchange forward contracts are recorded at estimated fair value.

The following tables present our significant assets and liabilities that are measured at fair value on a recurring basis and their classification within the fair value hierarchy (in thousands). There were no transfers between levels of fair value hierarchy in the three months ended January 31, 2015 and the fiscal year ended October 31, 2014.

	January 31, 2015				October 31, 2014
	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets
Current assets:
Cash and cash equivalents
Money market funds	$1,535	$1,535	$—	$—	$5	$5	$—	$—
Other current and long-term assets:
Derivative financial instruments	212	—	212	—	195	—	195	—
Total assets measured and recorded at fair value	$1,747	$1,535	$212	$—	$200	$5	$195	$—

Liabilities
Other current and long-term liabilities:
Contingent consideration payable	$12,193	$—	$—	$12,193	$11,824	$—	$—	$11,824
Derivative financial instruments	4,756	—	4,756	—	1,315	—	1,315	—
Total liabilities measured and recorded at fair value	$16,949	$—	$4,756	$12,193	$13,139	$—	$1,315	$11,824

Fair Value of Contingent Consideration Payable

The following table presents changes in our contingent consideration payable for the three months ended January 31, 2015, which is categorized in Level 3 of the fair value hierarchy (in thousands):

Balance at beginning of period	$11,824
Payments	(65)
Changes in estimates, included in Other income (expense), net	(77)
Interest expense	511
Balance at end of period	$12,193

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Derivative Financial Instruments

Interest Rate Swap Agreements Designated as Cash Flow Hedges

We use interest rate swap agreements to hedge the variability in cash flows related to interest payments. On March 23, 2012, we entered into a number of interest rate swap agreements to effectively convert $500.0 million of the term A loan from a floating rate to a 0.71% fixed rate plus applicable margin through March 31, 2015. On January 8, 2015, we entered into a number of new interest rate swap agreements to effectively convert $500.0 million of the term A loan from a floating rate to a 1.20% fixed rate plus applicable margin effective April 1, 2015, after the expiration of existing swap agreements. These new interest rate swap agreements will decrease in the future to effectively convert $450.0 million of the term A loan from a floating rate to a 1.20% fixed rate plus applicable margin from April 1, 2017 through August 31, 2017, and $400.0 million from September 1, 2017 through March 31, 2018.

The interest rate swaps qualify for hedge accounting treatment as cash flow hedges. The notional amounts of interest rate swap agreements outstanding as of January 31, 2015 and October 31, 2014 were each $500.0 million.

Gains and losses arising from the effective portion of interest rate swap agreements are recorded in Accumulated other comprehensive loss, and are subsequently reclassified into earnings in the period or periods during which the underlying transactions affect earnings. As of January 31, 2015, the estimated net derivative loss related to our cash flow hedges included in Accumulated other comprehensive loss that will be reclassified into earnings in the next 12 months is $4.1 million.

Foreign Exchange Forward Contracts Not Designated as Hedging Instruments

We arrange and maintain foreign exchange forward contracts so as to yield gains or losses to offset changes in foreign currency denominated assets or liabilities due to changes in foreign exchange rates, with the objective to mitigate the volatility associated with foreign currency transaction gains or losses. Our foreign currency exposures are predominantly inter-company receivables and payables arising from product sales and loans from one of our entities to another. Our foreign exchange forward contracts generally mature within 90 days. The notional amounts of such contracts outstanding as of January 31, 2015 and October 31, 2014 were $251.0 million and $241.1 million, respectively.

We recognized the following gains (losses) on foreign exchange forward contracts not designated as cash flow hedges (in thousands):

	Three Months Ended January 31,
	2015	2014
Gains (losses) recognized in Other income (expense), net in our Condensed Consolidated Statements of Operations	$11,534	$(410)

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6. Goodwill and Purchased Intangible Assets

Goodwill

Activity related to goodwill for the three months ended January 31, 2015 consisted of the following (in thousands):

Balance at beginning of period	$1,185,892
Currency translation adjustments	(86,577)
Balance at end of period	$1,099,315

Goodwill is not amortized. We review goodwill for impairment annually, and whenever events or changes in circumstances indicate its carrying amount may not be recoverable. Based on our review for potential indicators of impairment performed during the three months ended January 31, 2015 and the fiscal year ended October 31, 2014, there were no indicators of impairment.

Purchased Intangible Assets, Net

Purchased intangible assets, net consisted of the following (in thousands):

	January 31, 2015			October 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$608,910	$(251,086)	$357,824	$673,081	$(255,161)	$417,920
Developed and core technology	99,486	(74,562)	$24,924	108,379	(76,738)	$31,641
Other	18,976	(12,423)	6,553	20,556	(12,522)	8,034
Total	$727,372	$(338,071)	$389,301	$802,016	$(344,421)	$457,595

Activity related to purchased intangible assets during the three months ended January 31, 2015 includes a $72.3 million currency translation adjustment to Gross carrying amount and a $31.0 million currency translation adjustment to Accumulated amortization.

Amortization of purchased intangible assets was allocated as follows (in thousands):

	Three Months Ended January 31,
	2015	2014
Included in Cost of net revenues	$4,659	$11,463
Included in Operating expenses	22,332	24,675
Total amortization of purchased intangible assets	$26,991	$36,138

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7. Financings

Amounts outstanding under our financing arrangements consisted of the following (in thousands):

	January 31, 2015	October 31, 2014
2011 Credit Agreement
Term A loan	$585,000	$592,500
Term B loan	199,000	199,500
Revolving loan	83,000	95,000
Other	553	706
Total principal payments due	867,553	887,706
Less: original issue discount	(4,286)	(4,535)
Total amounts outstanding	863,267	883,171
Less: current portion	(32,066)	(32,131)
Long-term portion	$831,201	$851,040

2011 Credit Agreement

Key terms of our amended and restated 2011 credit agreement (the "2011 Credit Agreement") include financial maintenance covenants and certain representations, warranties, covenants, and conditions that are customarily required for similar financings. We were in compliance with all financial covenants under this credit agreement as of January 31, 2015.

Borrowings under this credit agreement bear interest at a “Base Rate” or “Eurodollar Rate”, at our option, plus an applicable margin based on certain financial ratios, determined and payable quarterly. As of January 31, 2015, we elected the "Eurodollar Rate" margin option for our borrowings and the interest margins were 2.00% for the term A loan and the revolving loan, and 2.75% for term B loan. Accordingly as of January 31, 2015, the interest rate was 2.18% for the term A loan and the revolving loan and 3.5% for the term B loan. We have a number of interest rate swap agreements to effectively convert a portion of term A loan from a floating interest rate to a fixed interest rate. As of January 31, 2015, $500.0 million of the term A loan is effectively at a 0.71% fixed rate based on interest rate swaps. As of January 31, 2015, the commitment fee for the unused portion of the revolving loan was 0.375% per annum, payable quarterly in arrears, and the amount available to draw under the revolving loan was $417.0 million.

Note 8. Restructurings

As part of cost optimization and corporate transformation initiatives, during fiscal year 2014 our management approved, committed to and initiated restructuring plans to reduce headcount, and consolidate facilities and data centers. These plans are expected to be substantially complete by the end of fiscal year 2015.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity related to our restructuring plans for the three months ended January 31, 2015 consisted of the following (in thousands):

	April 2014 Restructuring Plan		June 2014 Restructuring Plan
	Employee Involuntary Termination Benefits	Facilities Related Costs	Employee Involuntary Termination Benefits	Facilities Related Costs	Total
Balance at beginning of period	$319	$1,194	$5,500	$399	$7,412
Charges, net of adjustments	(67)	537	869	34	1,373
Cash payments	(224)	(109)	(3,617)	(87)	(4,037)
Other	—	135	—	—	135
Balance at end of period	$28	$1,757	$2,752	$346	$4,883
Cumulative costs to date	$5,139	$1,967	$12,204	$805	$20,115

The following table presents the restructuring expense recognized in our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended January 31,
	2015	2014
Cost of net revenues	$83	$—
Research and development	122	—
Sales and marketing	685	—
General and administrative	483	—
	$1,373	$—

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9. Commitments and Contingencies

Commitments

Leases

We lease certain facilities under non-cancelable operating leases that contain free rent periods, leasehold improvement rebates or rent escalation clauses. Rent expense under these leases is recorded on a straight-line basis over the lease term. We are committed to pay a portion of the related actual operating expenses under some of these lease agreements, and those operating expenses are not included in the table below. The difference between amounts paid and rent expense is recorded as deferred rent. The short-term and long-term portions are included in Accruals and other current liabilities and Other long-term liabilities, respectively, in our Condensed Consolidated Balance Sheets.

In connection with our taxi solutions business, we enter into operating lease arrangements for the right to place advertising in or on taxicabs. In general, these lease arrangements are non-cancelable for terms ranging from three to eight years, require us to pay minimum lease amounts based on the type and locations of the advertising displays in or on the taxicabs, and are subject to fee escalation clauses. Based upon the number of operational taxicabs with our advertising displays at January 31, 2015, we had total lease commitments of $82.5 million relating to such lease arrangements, which are included in the future minimum lease payments in the table below.

Future minimum lease payments under these leases as of January 31, 2015 were as follows (in thousands):

Years Ending October 31:	Minimum Lease Payments
Remainder of fiscal year 2015	$26,452
2016	28,991
2017	25,323
2018	16,723
2019	15,474
2020	12,182
Thereafter	14,212
Total	$139,357

Rent expense consisted of the following (in thousands):

	Three Months Ended January 31,
	2015	2014
Rent expense for non-cancelable taxi operating leases	$8,929	$8,450
Facility and other rent expense	7,185	7,418
Total rent expense	$16,114	$15,868

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Manufacturing Agreements

We work on a purchase order basis with our contract manufacturers, which are located in China, Singapore, Malaysia, Brazil, Germany, and Romania, and component suppliers located throughout the world, to supply nearly all of our finished goods inventories, spare parts, and accessories. We provide each such supplier with a purchase order to cover the manufacturing requirements, which generally constitutes a binding commitment by us to purchase materials and finished goods produced by the manufacturer as specified in the purchase order. Most of these purchase orders are considered to be non-cancelable and are expected to be paid within one year of the issuance date. As of January 31, 2015, the amount of purchase commitments issued to contract manufacturers and component suppliers totaled approximately $136.3 million. Of this amount, $12.5 million has been recorded in Accruals and other current liabilities in our Condensed Consolidated Balance Sheets because these commitments are not expected to have future value to us.

Bank Guarantees

We have issued bank guarantees with maturities ranging from two months to six years to certain of our customers and vendors as required in some countries to support certain performance obligations under our service or other agreements with those parties. As of January 31, 2015, the maximum amount that may become payable under these guarantees was $11.9 million, of which $1.6 million was collateralized by restricted cash deposits.

Letters of Credit

We provide standby letters of credit in the ordinary course of business to third parties as required. As of January 31, 2015, the maximum amounts that may become payable under these letters of credit was $7.5 million, of which $1.0 million was collateralized by restricted cash deposits.

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

Brazilian Tax Assessments

State Value-Added Tax

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the São Paulo State Revenue Department for collection of state sales taxes related to purported sales of software for the 1998 and 1999 tax years. In 2004, an appeal against this unfavorable administrative decision was filed in a judicial proceeding. The first level decision in the judicial proceeding was issued in our favor. The São Paulo State Revenue Department filed an appeal of this decision. The second level administrative decision ordered that the case be returned to the lower court in order to allow the production of further evidence. Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible that we may receive an unfavorable decision in this proceeding. The tax assessment including estimated interest through January 31, 2015 for this matter totals approximately 7.6 million Brazilian reais (approximately $3.0 million at the foreign exchange rate as of January 31, 2015). As of January 31, 2015, we have not accrued for this matter.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In the Vitória tax assessment, the fines were reduced from 4.7 million Brazilian reais (approximately $1.8 million at the foreign exchange rate as of January 31, 2015) to 1.5 million Brazilian reais (approximately $567,000 at the foreign exchange rate as of January 31, 2015) on a first level administrative decision on January 26, 2007. Both we and the tax authorities filed appeals of the first level administrative decision. In this appeal, we argued that the tax authorities did not have enough evidence to determine that the import transactions were indeed fraudulent and that, even if there were some irregularities in such importations, they could not be deemed to be our responsibility since all the transactions were performed by the third-party importer of the goods. On June 30, 2010, the Taxpayers Administrative Council of Tax Appeals decided to reinstate the original claim amount of 4.7 million Brazilian reais (approximately $1.8 million at the foreign exchange rate as of January 31, 2015) against us. On February 27, 2013, the Taxpayers Administrative Council of Tax Appeals issued its formal ruling reinstating the original claim amount. On May 31, 2013, we filed a motion to clarify such ruling, which is pending a decision.

In the Itajai tax assessment, we were notified on January 18, 2008, of a first level administrative decision rendered that maintained the total fine of 2.0 million Brazilian reais (approximately $766,000 at the foreign exchange rate as of January 31, 2015) as imposed, excluding interest. On May 27, 2008, we appealed the first level administrative decision to the Taxpayers Council. This matter is pending second level decision.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2013, we sought to enroll the entire amount of tax liabilities in dispute for both the Vitória and Itajai assessments in the REFIS Amnesty. However, because we are named as a jointly-liable party rather than as the primary defendant in these matters, these assessments were not listed in the REFIS Amnesty web-based portal as available for election under the REFIS Amnesty. We believe these matters qualify for inclusion in the REFIS Amnesty and have filed the required notifications to our local tax office and commenced payments to indicate our decision to enroll these matters in the REFIS Amnesty. We expect the tax authorities' confirmation that these matters have been included in the REFIS Amnesty once they complete their procedures to consolidate the enrolled assessments. We elected to make the amnesty payments for these matters in monthly installments over a 30-month period for total payments, inclusive of interest and penalties, of 7.6 million Brazilian reais (approximately $2.9 million at the foreign exchange rate as of January 31, 2015). We accrued the full amount of the payments, plus estimated interest, under the REFIS Amnesty for these matters in December 2013 when we enrolled in the program, and made our first payment on December 26, 2013. As of January 31, 2015, we have remaining installment payments totaling 3.8 million Brazilian reais (approximately $1.5 million at the foreign exchange rate as of January 31, 2015).

We had previously accrued the estimated liability for both the Vitória and Itajai assessments. Based on our understanding of the underlying facts of these matters, we believe it is probable we may receive an unfavorable decision for each of these assessments unless we are able to resolve these matters through the REFIS Amnesty. Upon confirmation of acceptance of these matters into the REFIS Amnesty, we will reduce our accrued liabilities related to these matters to reflect the discounted amounts due under the REFIS Amnesty. As of January 31, 2015, we have accruals totaling 12.3 million Brazilian reais (approximately $4.8 million at the foreign exchange rate as of January 31, 2015).

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

For the 2002 assessment, we applied available net operating losses, to the extent permitted, toward the interest and penalties portion of the settlement obligation under the REFIS Amnesty. For the remaining balance, we elected to make the amnesty payments in monthly installments over a 90-month period for total payments of 2.2 million Brazilian reais (approximately $857,000 at the foreign exchange rate as of January 31, 2015). We accrued the full amount of the payments, plus estimated interest, under the REFIS Amnesty for this matter in December 2013 when we enrolled in the program, and made our first payment on December 26, 2013. In the first quarter of fiscal year 2015, based on new provisions made available under the REFIS Amnesty, we elected to pay all remaining outstanding amounts due under the REFIS Amnesty in relation to the 2002 assessment, and settled such payments using cash and additional available net operating losses.

For the 2003 assessments, we applied available net operating losses, to the extent permitted, toward the interest and penalties portion of the settlement obligation under the REFIS Amnesty. At the time we initially appealed the 2003 assessments to the civil courts, we were required to make a deposit of 2.8 million Brazilian reais (approximately $1.1 million at the foreign exchange rate as of January 31, 2015) to the court in order to perfect our appeal. In light of our enrollment of certain of the 2003 assessments in the REFIS Amnesty, we have notified the civil court of our enrollment and requested the release of the portion of the deposit for the assessments enrolled in the REFIS Amnesty, which totals 675,000 Brazilian reais (approximately $261,000 at the foreign exchange rate as of January 31, 2015). Once approved by the court, the released funds will be applied against the settlement obligation under the REFIS Amnesty. Approximately 2.2 million Brazilian reais (approximately $839,000 at the foreign exchange rate as of January 31, 2015) will remain deposited in connection with the 2003 assessments that will continue in the civil courts and which deposits will be released to the prevailing party after resolution of the underlying assessments.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Excluding the assessments that have been enrolled in the REFIS Amnesty for this matter, which have been accrued as described above, the remaining assessments total 3.2 million Brazilian reais (approximately $1.2 million at the foreign exchange rate as of January 31, 2015), including estimated penalties and interest, as of January 31, 2015. Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible we may receive an unfavorable decision related to these remaining assessments.

We also elected to enroll a number of outstanding tax offset requests that were previously applied for by the Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 in the REFIS Amnesty. These outstanding tax offset requests relate to non-income tax debts, primarily for IRPJ, PIS and COFINS for past tax years, and total approximately 2.5 million Brazilian reais (approximately $968,000 at the foreign exchange rate as of January 31, 2015), including estimated penalties and interest. We applied available net operating losses toward the interest and penalties portion of the settlement obligation under the REFIS Amnesty. For the remaining balance, we elected to make the amnesty payments in monthly installments over a 90-month period for total payments of 1.3 million Brazilian reais (approximately $517,000 at the foreign exchange rate as of January 31, 2015). We accrued the full amount of the payments, plus estimated interest, under the REFIS Amnesty for these matters in December 2013 when we enrolled in the program, and made our first payment on December 26, 2013. After further review, the tax authorities agreed to our positions in certain of these cases and reduced our liabilities under the REFIS Amnesty. In the first quarter of fiscal year 2015, based on new provisions made available under the REFIS Amnesty, we elected to pay all remaining outstanding amounts due under the REFIS Amnesty in relation to the remaining tax offset requests, and settled such payments using cash and additional available net operating losses.

Municipality Services Tax Assessments

In December 2009, one of the Brazilian subsidiaries that was acquired as part of the Lipman acquisition was notified of a tax assessment regarding alleged nonpayment of tax on services rendered for the period from September 2004 to December 2004. This assessment was issued by the municipality of São Paulo (the "municipality"), and asserts a services tax deficiency and related penalties totaling 875,000 Brazilian reais (approximately $338,000 at the foreign exchange rate as of January 31, 2015), excluding interest. The municipality claims that the Brazilian subsidiary rendered certain services within the municipality of São Paulo but simulated that those services were rendered in another city. At the end of December 2010 the municipality issued further tax assessments alleging the same claims for 2005 through June 2007. These additional subsequent claims assert services tax deficiencies and related penalties totaling 5.9 million Brazilian reais (approximately $2.3 million at the foreign exchange rate as of January 31, 2015), excluding interest. We received unfavorable decisions from the administrative courts, which ruled to maintain the tax assessments for each of these matters. No further grounds of appeal are available to us for these assessments within the administrative courts. In October 2012, as a result of the decision at the administrative level, the tax authorities filed an enforcement action in the civil courts to collect on the services tax assessments amounts awarded by the administrative court, and seeking other related costs and fees. On March 6, 2013, we filed our defensive claims in the civil courts in response to the tax authorities' enforcement action. In February 2013 the tax authorities filed an additional enforcement action in the civil courts to collect on the penalties related to the services tax assessments amounts awarded by the administrative courts. Based on our understanding of the underlying facts of this matter and our evaluation of the potential outcome at the judicial level, we believe it is reasonably possible that our Brazilian subsidiary will be required to pay some amount of the alleged tax assessments and penalties related to these matters, as well as amounts of interest and certain costs and fees imposed by the court related thereto. As of January 31, 2015, the amount of the alleged tax assessments and penalties related to these matters was approximately 5.8 million Brazilian reais (approximately $2.2 million at the foreign exchange rate as of January 31, 2015), and the estimated interest, costs and fees related thereto were approximately 13.3 million Brazilian reais (approximately $5.1 million at the foreign exchange rate as of January 31, 2015).

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the municipality of Curitiba for collection of alleged services tax deficiency. An appeal against this unfavorable administrative decision was filed in a judicial proceeding and currently the case is pending the municipality of Curitiba's compliance with the writ of summons. As of January 31, 2015, the underlying assessment, including estimated interest, was approximately 7.9 million Brazilian reais (approximately $3.1 million at the foreign exchange rate as of January 31, 2015). Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible that we may receive an unfavorable decision in this proceeding.

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

On October 30, 2013, the District Court issued judgment upholding the jury's verdict that the patent was valid and infringed. The judgment confirmed the jury's award of infringement damages and royalties of approximately $15.4 million covering past sales of the VeriFone and Hypercom accused devices, plus pre-judgment interest, post-judgment interest and costs. The court also ruled that an ongoing royalty should be applied for sales of the accused devices after the verdict date and ordered the parties to mediate on the issue of an ongoing royalty rate. The parties participated in mediation but were unable to reach a resolution. In March 2014, Cardsoft filed a motion requesting the court to set an ongoing royalty rate. We opposed, arguing (among other things) that no ongoing royalty applies in light of our redesigns of the products subject to the District Court's infringement ruling.

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

On December 22, 2014, the Federal Circuit denied Cardsoft's petition for rehearing by the panel and hearing en banc. Cardsoft may petition for hearing by the U.S. Supreme Court. We continue to believe that the likelihood of a reversal of the Federal Circuit's opinion is remote. Previously, based on our assessment and the status of this matter before the District Court, we had accrued a total estimated loss of approximately $20.0 million, including estimated pre-judgment interest, potential ongoing royalties and statutory post-judgment interest related to this litigation. As a result of the Federal Circuit's favorable opinion reversing the District Court's judgment and ruling that our products do not infringe as a matter of law, in October 2014, we reversed the total estimated loss previously accrued.

Although we have concluded that any reversal of the Federal Circuit's opinion is remote, if Cardsoft were to prevail in reversing all or part of the Federal Circuit's opinion, the proceedings could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

On December 29, 2014, the Federal Circuit issued its mandate, and the stay was lifted in the District Court case. Cardsoft then filed a motion claiming that it was entitled to a new trial to allege infringement under the doctrine of equivalents. We opposed and filed a cross motion to dismiss this matter in its entirety. The Court has not yet scheduled a hearing date on those motions.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Class Action and Derivative Lawsuits

In re VeriFone Holdings, Inc. Shareholder Derivative Litigation Proceedings

Beginning on December 13, 2007, several actions were filed against certain current and former directors and officers derivatively on our behalf. These derivative lawsuits were filed in: (1) the U.S. District Court for the Northern District of California, as In re VeriFone Holdings, Inc. Shareholder Derivative Litigation, Lead Case No. C 07-6347 MHP, which consolidates King v. Bergeron, et al. (Case No. 07-CV-6347), Hilborn v. VeriFone Holdings, Inc., et al. (Case No. 08-CV-1132), Patel v. Bergeron, et al. (Case No. 08-CV-1133), and Lemmond, et al. v. VeriFone Holdings, Inc., et al. (Case No. 08-CV-1301); and (2) the Superior Court of California, County of Santa Clara, as In re VeriFone Holdings, Inc. Derivative Litigation, Lead Case No. 1-07-CV-100980, which consolidates Catholic Medical Mission Board v. Bergeron, et al. (Case No. 1-07-CV-100980) and Carpel v. Bergeron, et al. (Case No. 1-07-CV-101449). We prevailed in our motion to dismiss the federal derivative claims before the U.S. District Court for the Northern District of California and, on November 28, 2011, in ruling on lead plaintiff's appeal against the district court's judgment dismissing lead plaintiff's derivative claims, the Ninth Circuit issued judgment affirming the dismissal of lead plaintiff's complaint against us. The time period for the lead plaintiff to appeal the Ninth Circuit's judgment has expired.

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

On December 3, 2014, the court issued an order sustaining our demurrer and granting plaintiff's motion to stay. Plaintiff made a demand on the Board of Directors on December 23, 2014. The Board must respond within a reasonable time period. The stay will be terminated upon service of the Board's response and plaintiff shall have 20 days from the date of service either to file an amended complaint or to voluntarily dismiss the action.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In re VeriFone Securities Litigation

On March 7, 2013, a putative securities class action was filed in the U.S. District Court for the Northern District of California against us, certain of our former officers and one of our current officers and alleged claims in connection with our February 20, 2013 announcement of preliminary financial results for the fiscal quarter ended January 31, 2013. The action, captioned Sanders v. VeriFone Systems, Inc. et al., Case No. C 13-1038, and subsequently re-captioned In re VeriFone Securities Litigation, was initially brought on behalf of a putative class of purchasers of VeriFone securities between December 14, 2011 and February 19, 2013 and asserted claims under the Securities Exchange Act Sections 10(b) and 20(a) and SEC Rule 10b-5 for securities fraud and control person liability. The claims were based on allegations that we and the individual defendants made false or misleading public statements regarding our business, operations, and financial controls during the putative class period. The complaint sought unspecified monetary damages and other relief. Two additional class actions related to the same matter (Laborers Local 235 Benefit Funds v. VeriFone Systems, Inc. et al., Case No. CV 13-1676 and Bland v. VeriFone Systems, Inc. et al., Case No. CV 13-1853) were filed in April 2013. On May 6, 2013, several putative plaintiffs and plaintiffs' law firms filed motions to consolidate these three securities class actions and requesting appointment as lead plaintiff and lead counsel, respectively. The plaintiffs in Laborers Local 235 Benefit Funds v. VeriFone Systems, Inc. et al. and Bland v. VeriFone Systems, Inc. et al. voluntarily dismissed their respective actions, without prejudice, on July 10, 2013 and July 17, 2013, respectively, and filed motions to be appointed lead plaintiff in the action previously captioned Sanders v. VeriFone Systems, Inc. et al. On October 7, 2013, the court entered an order appointing the Selz Funds as lead plaintiffs and appointing Gold Bennett Cera & Sidener LLP as lead counsel. Lead plaintiffs' first amended complaint was filed on December 16, 2013. The first amended complaint expanded the putative class period to December 14, 2011 and February 20, 2013, inclusive, and removed the current officer who was named in the original complaint from the action. We filed our motion to dismiss the amended complaint on February 14, 2014, lead plaintiffs filed their opposition on April 15, 2014 and we filed our reply on May 16, 2014. On May 27, 2014, the court took the motion to dismiss under submission without oral argument. On August 8, 2014, the court dismissed the amended complaint, with leave to amend. Lead plaintiffs filed their second amended complaint on October 7, 2014. We filed a motion to dismiss the second amended complaint on December 8, 2014. Lead plaintiffs' opposition was filed on February 6, 2015, and our reply is due on March 10, 2015. The court has set a hearing on our motion to dismiss on April 3, 2015.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Zoumboulakis v. McGinn et al.

On May 24, 2013, a federal derivative action, Zoumboulakis v. McGinn et al., Case No. 13-CV-02379, was filed in the U.S. District Court for the Northern District of California against certain current and former directors and officers derivatively on our behalf. The complaint, which names us as a nominal defendant, alleges breach of fiduciary duty and abuse of control and asserts claims under Section 14(a) of the Securities Exchange Act of 1934 for false or misleading financial statements and proxy statement disclosures. The complaint seeks unspecified monetary damages, including exemplary damages, restitution from defendants, injunctive relief directing us to make certain corporate governance reforms, and payment of the plaintiff's costs and attorneys' fees. On August 12, 2013, the court entered defendants' motion seeking to relate this action to the pending shareholder class action, Sanders v. VeriFone Systems, Inc. et al. On October 31, 2013, the court entered a stipulation and order setting a December 31, 2013 deadline for the filing of an amended complaint and setting a January 30, 2014 deadline for defendants to move or answer. An initial case management conference was held on January 17, 2014. On January 21, 2014, plaintiff filed an amended complaint, which removed one of our former officers from the action and added an additional former director as a defendant. The amended complaint brings claims against the defendants for breach of fiduciary duty, abuse of control, violations of Securities Exchange Act Section 14(a), and unjust enrichment. The amended complaint also brings claims for insider trading against three of the named former and current directors. We filed our motion to dismiss the amended complaint on March 7, 2014, plaintiff filed an opposition on April 23, 2014, and we filed our reply on May 16, 2014. On May 27, 2014, the court took the motion to dismiss under submission without oral argument. On August 7, 2014, the court dismissed the amended complaint, with leave to amend. Plaintiff filed a second amended complaint on October 17, 2014. We filed a motion to dismiss the second amended complaint on December 18, 2014. Plaintiff filed an opposition on February 18, 2015 and our reply is due on March 16, 2015. The court has set a hearing on our motion to dismiss for April 3, 2015.

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

Other Litigation

After termination of their services, several former contractors of one of our Brazilian subsidiaries filed individual lawsuits in the Labor Court of São Paulo against the subsidiary alleging an employer-employee relationship and wrongful termination, and claiming, among other damages, statutorily-imposed salaries, vacations, severance and bonus amounts, social contributions and penalties and moral damages. In October 2012, we received a partially unfavorable judgment for one of these lawsuits, with the court ruling that an employer-employee relationship existed. We did not prevail in our appeal of the unfavorable judgment and this matter is now pending final appeal. We believe it is probable that we may not prevail on this matter. As of January 31, 2015, we have accrued for the estimated probable loss for this matter, which amount is not material to our results of operations. We have settled, without admitting any wrongdoing or violation of law, the other filed lawsuits, in each case, for a cash payment. The amounts of these settlements are not material to our results of operations.

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

Note 10. Segment and Geographic Information

Segment Information

Net revenues and operating income of each segment reflect net revenues and expenses that are directly attributable to that segment. Net revenues and expenses not allocated to segment net revenues and segment operating income include amortization of purchased intangible assets, adjustments to contingent consideration, fair value decrease (step-down) in deferred revenue at acquisition, some inventory reserves, asset impairments, restructuring expenses, stock-based compensation, as well as corporate research and development, sales and marketing, general and administrative expense (benefits). We do not separately evaluate assets by segment, and therefore assets by segment are not presented below.

The following table sets forth net revenues for our reportable segments and reconciles segment net revenues to total net revenues (in thousands):

	Three Months Ended January 31,
	2015	2014
Segment net revenues:
Americas	$231,502	$190,516
EMEA	180,534	186,301
Asia-Pacific	74,878	60,333
Total segment net revenues	486,914	437,150
Net revenues not allocated to segment net revenues	(688)	(1,084)
Total net revenues	$486,226	$436,066

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth operating income for our reportable segments and reconciles segment operating income to consolidated operating income (loss) (in thousands):

	Three Months Ended January 31,
	2015	2014
Operating income by segment:
Americas	$70,285	$50,442
EMEA	46,957	53,737
Asia-Pacific	14,171	11,764
Total segment operating income	131,413	115,943
Items not allocated to segment operating income:
Net revenues not allocated to segment net revenues	(688)	(1,084)
Amortization of purchased intangible assets	(26,991)	(36,138)
Stock-based compensation expense	(12,155)	(15,732)
Restructuring expense	(1,373)	—
Other expenses not allocated to segments	(67,031)	(69,504)
Total operating income (loss)	$23,175	$(6,515)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section should be read in conjunction with our consolidated financial statements and related notes included in our 2014 Annual Report on Form 10-K and the Condensed Consolidated Financial Statements and Notes included in Part I, Item I of this Quarterly Report on Form 10-Q. This section and other parts of this Quarterly Report on Form 10-Q and certain information incorporated by reference herein contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as "may," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential," or "continue," the negative of such terms, or comparable terminology. Such forward-looking statements are based on current expectations, estimates, and projections about our industry and management's beliefs and assumptions, and do not reflect the potential impact of any mergers, acquisitions, or other business combinations or divestitures that have not been completed. Forward-looking statements are not guarantees of future performance, and our actual results may differ materially from the results expressed or implied in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A, Risk Factors, in our 2014 Annual Report on Form 10-K and in Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q, and elsewhere in these reports, including our disclosures of Critical Accounting Policies and Estimates in Part II, Item 7 in our 2014 Annual Report on Form 10-K and in Part I, Item 2 of this Quarterly Report on Form 10-Q, and our disclosures in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our 2014 Annual Report on Form 10-K and in Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q, as well as in our Condensed Consolidated Financial Statements and Notes thereto. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform such statements to actual results or to changes in expectations. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.
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

Results of Operations:

•
Consolidated Results of Operations: An analysis and discussion of our financial results comparing our consolidated results of operations for the three months ended January 31, 2015 to the three months ended January 31, 2014.

•
Segment Results of Operations: An analysis and discussion of our financial results comparing the results of operations for each of our three reportable segments, Americas, EMEA, and Asia-Pacific, for the three months ended January 31, 2015 to the three months ended January 31, 2014.

Financial Outlook: A discussion of our expectations regarding certain trends that may affect our financial condition and results of operations.

Liquidity and Capital Resources: An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

Contractual Obligations and Off-Balance Sheet Arrangements: Disclosures related to our contractual obligations, contingent liabilities, commitments, and off-balance-sheet arrangements, as of January 31, 2015.

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

We continue to invest in developing a broad portfolio of service solutions complementary to our systems solutions and designed to meet a wide range of merchant and partner needs, including removing complexity from payments, increasing ease of use, adding value by enriching the consumer experience at the POS and helping our clients grow their businesses and strengthening their relationships with consumers. Services are an increasingly important part of our business and revenues, accounting for approximately 35.5% of our total net revenues in the three months ended January 31, 2015. Our service offerings include our Payment-as-a-Service solutions, managed services and terminal management solutions, payment-enabled media, in-taxi payment solutions, security solutions, and other value-added services at the point of sale. We also offer a host of support services, including software development, installation and deployment, warranty, post-sale support, repairs, and training.

Timing of Revenue

The timing of our customer orders may cause our revenue to vary from period to period. Specifically, revenues recognized in our fiscal quarters can vary significantly when larger customers or our distributors delay orders due to regulatory and industry standards compliance, budget considerations, product feature availability, dual vendor sourcing requirements, technology refresh cycles, economic conditions or other concerns that impact their business or purchasing decisions. For example, the timing of customer orders is often impacted by the timing of technology refreshes or the timing of completed product certifications by a particular customer or in a particular market. Customer purchases have also been impacted by regulatory factors such as new or pending banking regulations and government initiatives to drive cashless transactions.

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

Significant Matter

Transformation Initiatives

During December 2013 we launched a transformation program that focuses on three initiatives: portfolio management, research and development re-engineering, and cost optimization. Savings from the cost optimization initiative are being re-invested in the first two initiatives, as we focus on our future product roadmap and efforts to improve product quality and time-to-market. As part of this transformation program, our management has approved restructuring plans to reduce headcount, and consolidate facilities and data centers. We have incurred $20.1 million in restructuring charges since these plans were approved, of which $1.4 million was incurred during the first quarter of fiscal year 2015. We expect to incur additional charges totaling approximately $1.5 million during the rest of fiscal year 2015 as a result of these plans. See Note 8, Restructurings, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for further information on these restructuring plans.

Financial Results Highlights

Overall

•	Our consolidated total net revenues for the three months ended January 31, 2015 were $486.2 million, compared to $436.1 million for the three months ended January 31, 2014, up 11.5% year over year.

•	Operating income for the three months ended January 31, 2015 was $23.2 million compared to a $6.5 million loss for the three months ended January 31, 2014.

•	Net cash provided by operating activities for the three months ended January 31, 2015 totaled $41.1 million.

Segment Revenues

The following chart summarizes our total net revenues by segment for the three months ended January 31, 2015 and 2014 (in millions), as well as our System solutions and Services net revenues in each segment as a percentage of total net revenues for that segment in each period.

System solutions
Services
$250.0
$200.0
$150.0
$100.0
$50.0
$-
$231.5
$190.5
$180.5
$186.3
$74.9
$60.3
31%
37%
46%
48%
27%
30%
69%
63%
54%
52%
73%
70%
2015
2014
2015
2014
2015
2014
Americas
EMEA
Asia-Pacific

Consolidated Results of Operations

	Three Months Ended January 31,
	2015	% of Net revenues (1)	2014	% of Net revenues (1)
	(in thousands, except percentages)
Net revenues:
System solutions	$313,400	64.5%	$261,166	59.9%
Services	172,826	35.5%	174,900	40.1%
Total net revenues	486,226	100.0%	436,066	100.0%

Gross margin:
System solutions	127,732	40.8%	93,658	35.9%
Services	71,438	41.3%	76,559	43.8%
Total gross margin	199,170	41.0%	170,217	39.0%

Operating expenses:
Research and development	48,903	10.1%	50,532	11.6%
Sales and marketing	57,410	11.8%	50,611	11.6%
General and administrative	47,350	9.7%	50,914	11.7%
Amortization of purchased intangible assets	22,332	4.6%	24,675	5.7%
Total operating expenses	175,995	36.2%	176,732	40.5%
Operating income (loss)	23,175	4.8%	(6,515)	(1.5)%
Interest, net	(7,895)	(1.6)%	(11,389)	(2.6)%
Other income (expense), net	243	—%	(5,127)	(1.2)%
Income (loss) before income taxes	15,523	3.2%	(23,031)	(5.3)%
Income tax provision (benefit)	1,395	0.3%	(6,934)	(1.6)%
Consolidated net income (loss)	$14,128	2.9%	$(16,097)	(3.7)%
(1) System solutions and Services gross margin as a percentage of total net revenues is computed as a percentage of the corresponding System solutions and Services net revenues.

System solutions net revenues for the three months ended January 31, 2015 were $313.4 million, compared to $261.2 million for the three months ended January 31, 2014, up $52.2 million or 20.0%, as a result of increased System solutions net revenues in each of our Americas, EMEA and Asia-Pacific segments. During the three months ended January 31, 2015, we experienced continued competition and pricing pressures, as well as unfavorable impacts from foreign currency fluctuations, globally. See further discussion under Segment Results of Operations below.

Services net revenues for the three months ended January 31, 2015 were $172.8 million, compared to $174.9 million for the three months ended January 31, 2014, down $2.1 million or 1.2%, primarily due to a decrease in EMEA Services net revenues, which was partially offset by an increase in Services net revenues in Americas and Asia-Pacific. See further discussion under Segment Results of Operations below.

Total gross margin for the three months ended January 31, 2015 was $199.2 million or 41.0% of total net revenues, compared to $170.2 million or 39.0% of total net revenues, for the three months ended January 31, 2014, up $29.0 million or 2.0 percentage points. Gross margin in dollars increased primarily due to the increase in Americas total net revenues, which was partially offset by unfavorable impacts from foreign currency fluctuations. Gross margin as a percentage of total net revenues increased primarily due to changes in customer and product mix, partially offset by the impact of pricing pressures in Asia-Pacific and, to some extent, in Europe and Americas.

Research and development for the three months ended January 31, 2015 was $48.9 million compared to $50.5 million for the three months ended January 31, 2014, down $1.6 million or 3.2%, primarily due to a $7.5 million reduction in personnel related costs as a result of our transformation initiatives, partially offset by a $4.9 million increase in outside contractor costs. Outside contractor costs increased due to greater use of outside contractors as we invested in additional resources to focus on platform development efforts, and shorten our product development life-cycle and time to market.

Sales and marketing for the three months ended January 31, 2015 was $57.4 million, compared to $50.6 million for the three months ended January 31, 2014, up $6.8 million or 13.4%, primarily due to additional personnel related costs associated with increased revenue and building new global product organizations.

General and administrative for the three months ended January 31, 2015 was $47.4 million, compared to $50.9 million for the three months ended January 31, 2014, down $3.5 million or 6.9%, primarily due to a decrease in personnel related costs, which was partially offset by a $3.2 million favorable impact from foreign currency fluctuations. During the three months ended January 31, 2014, we incurred costs for new hires, separation pay and additional stock based compensation, mainly attributable to senior executive management changes and retention efforts, that did not recur during the three months ended January 31, 2015.

Amortization of purchased intangible assets for the three months ended January 31, 2015 was $22.3 million, compared to $24.7 million for the three months ended January 31, 2014, down $2.4 million or 9.7%, primarily due to the impact of foreign currency fluctuations as a result of year over year increases in the value of the U.S. dollar compared to European currencies.

Interest, net for the three months ended January 31, 2015 was $7.9 million, compared to $11.4 million for the three months ended January 31, 2014, down $3.5 million or 30.7%, primarily due to lower loan balances and lower interest rates on our debt during the three months ended January 31, 2015.

Income tax provision (benefit) for the three months ended January 31, 2015 was a $1.4 million provision, compared to a $6.9 million benefit for the three months ended January 31, 2014, an $8.3 million change. The income tax provision for the three months ended January 31, 2015 was primarily related to foreign taxes, partially offset by tax benefits related to release of reserves for unrecognized tax benefits where statutes have expired and tax audits were settled. The tax benefit for the three months ended January 31, 2014 related primarily to statutory tax rate changes in certain foreign countries where we operate and decreases in prior year unrecognized tax benefits, interest, and penalties.

Segment Results of Operations

Net revenues and operating income of each segment reflect net revenues and expenses that are directly attributable to that segment. Net revenues and expenses not allocated to segment net revenues and segment operating income include amortization of purchased intangible assets, adjustments to contingent consideration, fair value decrease (step-down) in deferred revenue at acquisition, corporate inventory reserves, asset impairments, restructuring expenses, costs of transformation initiatives, stock-based compensation, as well as corporate costs within research and development, sales and marketing, and general and administrative expenses.

Americas Net Revenues and Operating Income

Our Americas segment includes our operations in North America, South America, Central America, and the Caribbean. Americas customers are diverse, and include traditional and specialty merchants, financial institutions, payment processors, and distributors, among others. Americas net revenues in some markets are dependent upon a limited number of customers, and the timing of purchasing decisions and size of orders from those customers can significantly impact Americas net revenues from period to period. For example, our net revenues can increase in periods when larger financial institutions or tier 1 retailers undertake an upgrade or other change, and decrease in periods when such projects are completed. In addition, the timing of when our customers choose to adopt new technology is influenced by factors such as the timing or expected timing of new standards and regulations, and the timing of our new product releases and certifications of those products. Our business transactions in Americas are denominated predominately in U.S. dollars and Brazilian reais.

	Three Months Ended January 31,
	2015	% of Net revenues	2014	% of Net revenues
	(in thousands, except percentages)
Net revenues:
System solutions	$160,285	69.2%	$121,057	63.5%
Services	71,217	30.8%	69,459	36.5%
Total net revenues	$231,502	100.0%	$190,516	100.0%
Operating income	$70,285	30.4%	$50,442	26.5%

System solutions net revenues for the three months ended January 31, 2015 were $160.3 million, compared to $121.1 million for the three months ended January 31, 2014, up $39.2 million or 32.4%, primarily due to the timing of purchasing decisions by some of our large customers. System solutions net revenues increased by $31.3 million in North America during the three months ended January 31, 2015, as a result of more purchases by several of our large customers as they rolled out next generation terminals with EMV capabilities. We also experienced a $6.6 million increase in Brazil System solutions net revenues, primarily related to the timing of purchasing decisions by large customers, including a $4.2 million unfavorable foreign currency impact due to a decrease in the value of the Brazilian real as compared to the U.S. dollar year over year. In total, Americas System solutions net revenues experienced a $6.2 million unfavorable foreign currency impact due to fluctuations in foreign currency rates compared to the U.S. dollar year over year.

Services net revenues for the three months ended January 31, 2015 were $71.2 million compared to $69.5 million for the three months ended January 31, 2014, up $1.7 million or 2.4%, primarily related to additional services associated with increased System solutions net revenues that were offset by a $1.7 million unfavorable foreign currency impact in Latin America.

Operating income for the three months ended January 31, 2015 was $70.3 million or 30.4% of total net revenues, compared to $50.4 million or 26.5% of total net revenues, for the three months ended January 31, 2014, up $19.9 million or 3.9 percentage points. Operating income in dollars increased primarily due to the increase in total net revenues. Operating income as a percentage of total net revenues increased primarily due to relatively comparable year over year operating expenses, as well as changes in customer and product mix due to growth in sales of new products that have increased capabilities during the three months ended January 31, 2015.

EMEA Net Revenues and Operating Income

Our EMEA segment is comprised of our operations in Europe, Russia, the Middle East, and Africa. Our EMEA customers include financial institutions, retailers, distributors, and individual merchants. Services net revenues in this segment relate primarily to Payment-as-a-Service solutions. Net revenues in this segment are primarily influenced by market-wide factors such as macro-economic conditions, standards and regulations, competition, and the timing of our new product releases and certifications of those products and the timing of customer orders. In addition, in emerging markets such as the Middle East, Africa, and parts of Eastern Europe, net revenues are dependent on the adoption by such markets of our products and solutions, competitive pressures, and the timing of local electronic payments initiatives that may create demand for our products and solutions. Our business transactions in EMEA are denominated predominately in U.S. dollars, Euros, British pounds, and Swedish kronor. EMEA services net revenues are heavily concentrated in Northern Europe and are denominated predominantly in Euros and Swedish kronor.

	Three Months Ended January 31,
	2015	% of Net revenues	2014	% of Net revenues
	(in thousands, except percentages)
Net revenues:
System solutions	$98,219	54.4%	$97,664	52.4%
Services	82,315	45.6%	88,637	47.6%
Total net revenues	$180,534	100.0%	$186,301	100.0%
Operating income	$46,957	26.0%	$53,737	28.8%

System solutions net revenues for the three months ended January 31, 2015 were $98.2 million, compared to $97.7 million for the three months ended January 31, 2014, up $0.5 million or 0.5%, relatively comparable year over year, primarily because increases related to the timing of purchases by large customers were substantially offset by a $5.1 million unfavorable foreign currency impact associated with the decrease in the value of some European currencies against the U.S. dollar year over year. System solutions net revenues increased $6.8 million in Europe year over year due to increased purchases by some of our large distributors primarily as a result of increased demand by their customers who were upgrading to new products with desired functionality or expanding their terminal base. Such increase was offset by a $5.6 million decrease in Russia because demand decreased significantly due to weak economic conditions and the devaluation of the Russian ruble against the U.S. dollar year over year. System solutions net revenues in the Middle East and Africa were relatively comparable year over year primarily because System solutions net revenues from one large customer increased $8.9 million in the three months ended January 31, 2015 due to increased demand as a result of government sponsored initiatives to drive cashless payments in Nigeria, whereas in the first quarter of fiscal year 2014 some of our large customers increased their purchases ahead of the expiration of the PCI 1.3 standard.

Services net revenues for the three months ended January 31, 2015 were $82.3 million compared to $88.6 million for the three months ended January 31, 2014, down $6.3 million or 7.1%, primarily due to an $8.0 million unfavorable foreign currency impact related to the devaluation of European currencies against the U.S. dollar during the three months ended January 31, 2015, which was partially offset by an increase in Services net revenues from support services such as installation and maintenance services, associated with increased System solutions net revenues.

Operating income for the three months ended January 31, 2015 was $47.0 million or 26.0% of total net revenues, compared to $53.7 million or 28.8% of total net revenues, for the three months ended January 31, 2014, down $6.7 million or 2.8 percentage points. Operating income in dollars decreased primarily due to the decrease in total net revenues. Operating income as a percentage of total net revenues decreased primarily due to changes in product and customer mix towards more distributors, which generally have lower margins than direct sales.

Asia-Pacific Net Revenues and Operating Income

Our Asia-Pacific segment consists of our operations in Australia, New Zealand, China, India and throughout the rest of Greater Asia, including other Asia-Pacific Rim countries. Our Asia-Pacific customers are comprised primarily of financial institutions, distributors, and individual merchants. Our Asia-Pacific business is relatively concentrated in terms of customer base and, as a result, our net revenues may vary significantly from period to period. Asia-Pacific net revenues are impacted by standards and regulations, the timing of our new product releases and certifications of those products in the various regulatory environments, as well as increasing competitive pressure, particularly in some markets, such as China and India, where competing vendors are offering terminals at substantially lower prices. Asia-Pacific business transactions are denominated predominately in U.S. dollars, Australian dollars, and Chinese renminbi.

	Three Months Ended January 31,
	2015	% of Net revenues	2014	% of Net revenues
	(in thousands, except percentages)
Net revenues:
System solutions	$54,896	73.3%	$42,445	70.4%
Services	19,982	26.7%	17,888	29.6%
Total net revenues	$74,878	100.0%	$60,333	100.0%
Operating income	$14,171	18.9%	$11,764	19.5%

System solutions net revenues for the three months ended January 31, 2015 were $54.9 million, compared to $42.4 million for the three months ended January 31, 2014, up $12.5 million or 29.5%. System solutions net revenues increased by $6.3 million in China primarily due to increased demand from some of our large banking customers. System solutions net revenues also increased by $6.2 million in the rest of the Asia-Pacific segment, primarily due to the addition of a large customer during late fiscal year 2014.

Services net revenues for the three months ended January 31, 2015 were $20.0 million compared to $17.9 million for the three months ended January 31, 2014, up $2.1 million or 11.7%, primarily related to additional Services net revenues associated with increased System solutions net revenues.

Operating income for the three months ended January 31, 2015 was $14.2 million or 18.9% of total net revenues, compared to $11.8 million or 19.5% of total net revenues, for the three months ended January 31, 2014, up $2.4 million but down 0.6 percentage points. Operating income in dollars increased primarily due to the increase in total net revenues. Operating income as a percentage of total net revenues decreased primarily due to changes in product and customer mix associated with increased sales to distributors during the quarter ended January 31, 2015.

Financial Outlook

We expect the timing and amount of overall revenue growth to continue to be impacted by factors such as the timing of new product releases and certifications, the timing of our customers' technology refresh cycles (particularly by our large customers), increased competition and pricing pressure, changes in distribution and distributor inventory levels and continued uncertain political conditions in certain markets. As a result of our global customer base, we expect that our revenue will continue to be impacted by macro-economic conditions such as foreign currency fluctuations and changing global oil prices, particularly in certain markets such as Russia.

We expect the timing of new product releases to continue to have a significant impact on our net revenues. Net revenues can vary significantly when larger customers or distributors cancel or delay orders due to changes in regulatory and industry standards, budget considerations, product feature availability, dual vendor sourcing requirements, technology refresh cycles, economic conditions or other concerns that impact their business or purchasing decisions. Also, demand for electronic payment systems may eventually reach a saturation point, at which time customers might slow or end expansion projects. We expect to generate additional net revenues in the U.S. related to the continued adoption of EMV standards over the next several years, although the timing of any related revenues will depend on the timing of decisions by merchants. We expect growth in emerging markets as economic conditions improve and those markets make efforts to modernize to cashless payment systems. We expect that continued uncertain political conditions in certain markets will have a negative impact on our ability to do business or operate at a desired level.

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

We continue to focus on expanding our Services offerings globally. We are investing in select markets in order to expand our Payment-as-a-Service solutions into new countries and to improve the functionality of our Payment-as-a-Service solutions in existing markets. We continue to focus on digital media expansion and on commerce enablement solutions, using our consumer-facing point of sale terminals to offer services complementary to our payment solutions that facilitate commerce between merchants and consumers. Our strategy to expand our commerce enablement reach includes strategic investments that grow our network of digital media screens, including screens at the pump and inside the convenience store. We expect continued growth in Services net revenues as a result of these efforts. As we transition to service oriented arrangements, we may experience a shift in the timing of System solutions net revenues as revenue recognition will depend on when all of our performance obligations are complete.

As part of our transformation initiatives, we continue to focus on research and development activities and expect to continue at current spend levels as we focus on platform development efforts and gateway consolidation in order to increase standardization, and shorten our product development life-cycle and time to market.

We plan to continue efforts to improve our cost structure and streamline all aspects of our business. In connection with transformation efforts, we have approved restructuring plans under which we have reduced headcount and closed facilities. We expect to incur additional costs under these plans and expect that these plans will generate ongoing savings which will continue to be reinvested into growth initiatives as part of our transformation program. Spending may increase further depending on the costs of any future restructuring plans, costs associated with new acquisitions or ongoing integration of past acquisitions, and costs related to resolving legal matters.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance working capital, pay for contractual commitments, service our debt, and make capital expenditures and investments. As of January 31, 2015, our primary sources of liquidity were $240.6 million of cash and cash equivalents, as well as amounts available to us under the revolving loan that is part of our amended and restated credit agreement.

Cash and cash equivalents as of January 31, 2015 included $204.0 million held by our foreign subsidiaries. If we decide to distribute or use the cash and cash equivalents held by our foreign subsidiaries outside those foreign jurisdictions, including a distribution to the U.S., we may be subject to additional taxes or costs.

We also held $7.1 million in restricted cash as of January 31, 2015, which was mainly comprised of pledged deposits.

As of January 31, 2015, our outstanding borrowings consisted of a $585.0 million term A loan, $199.0 million term B loan and $83.0 million drawn against a revolving loan commitment. In addition, $417.0 million was available for draw on the revolving loan commitment, subject to covenant requirements. See Note 7, Financings, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding our borrowings. We were in compliance with all financial covenants under our credit agreement as of January 31, 2015.
On January 8, 2015, we entered into a number of new interest rate swap agreements to effectively convert $500.0 million of the term A loan from a floating rate to a 1.20% fixed rate plus applicable margin commencing April 1, 2015, immediately after the expiration of the existing swap agreements. These new interest rate swap agreements will decrease to effectively convert $450.0 million of the term A loan from a floating rate to a 1.20% fixed rate plus applicable margin from April 1, 2017 through August 31, 2017, and $400.0 million from September 1, 2017 through March 31, 2018. See Note 5, Financial Instruments, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding the swap agreements.

As part of our cost optimization and corporate transformation initiatives, during fiscal year 2014, we approved restructuring plans under which we made cash payments totaling $4.0 million during the three months ended January 31, 2015. We expect to make additional cash payments totaling approximately $6.4 million under these plans in fiscal year 2015 and may approve additional restructuring plans as our transformation initiatives continue.

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

Statement of Cash Flows

The net increases (decreases) in cash and cash equivalents are summarized in the following table (in thousands):

	Years Ended October 31,
	2015	2014	Change
Net cash provided by (used in):
Operating activities	$41,089	$31,899	$9,190
Investing activities	(19,550)	(18,323)	(1,227)
Financing activities	(16,399)	(29,368)	12,969
Effect of foreign currency exchange rate changes on cash and cash equivalents	(14,691)	(3,148)	(11,543)
Net increase (decrease) in cash and cash equivalents	$(9,551)	$(18,940)	$9,389

Operating Activities

Net cash provided by operating activities for the three months ended January 31, 2015 was $41.1 million, compared to $31.9 million cash provided during the three months ended January 31, 2014, up $9.2 million. During the three months ended January 31, 2014, we paid $61.2 million as settlement for the securities class action litigation that did not recur. During the three months ended January 31, 2015, the net cash used due to other changes in operating assets and liabilities was $85.1 million higher than for the three months ended January 31, 2014, primarily due to increased spend for inventory and payment of employee compensation related liabilities. Net cash provided by operating activities before changes in operating assets and liabilities increased in the three months ended January 31, 2015 compared to the three months ended January 31, 2014 due primarily to increased total net revenues.

Investing Activities

Net cash used in investing activities for the three months ended January 31, 2015 was $19.6 million, compared to $18.3 million for the three months ended January 31, 2014, relatively comparable year over year, as capital expenditures during the three months ended January 31, 2015 were approximately the same amount as capital expenditures during the three months ended January 31, 2014.

Financing Activities

Net cash used in financing activities for the three months ended January 31, 2015 was $16.4 million, compared to $29.4 million cash used for the three months ended January 31, 2014, down $13.0 million, primarily due to smaller discretionary debt repayments during the three months ended January 31, 2015.

Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents

The effect of foreign currency exchange rate changes on cash and cash equivalents for the three months ended January 31, 2015 was a $14.7 million use of cash, compared to a $3.1 million use of cash for the three months ended January 31, 2014, an $11.5 million increase in unfavorable impact, primarily due to a decrease in the value of some European currencies against the U.S. dollar year over year.

Contractual Obligations

As of January 31, 2015, our contractual obligations consist of obligations under debt, capital leases, operating leases, purchase commitments, and other contractual obligations. There have been no significant changes to these obligations during the three months ended January 31, 2015 compared to the contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, as described in our Annual Report in Part II, Item 7 of Form 10-K for the fiscal year ended October 31, 2014.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Polices and Estimates

General

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are more fully described in Note 1, Principles of Consolidation and Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements of our 2014 Annual Report on Form 10-K. There were no changes to our significant accounting policies during the three months ended January 31, 2015.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our Condensed Consolidated Financial Statements. Our critical accounting policies include our more significant estimates and assumptions used in the preparation of our Condensed Consolidated Financial Statements. Our critical accounting policies are described in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2014 Annual Report on Form 10-K.

On an ongoing basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, inventory valuation, allowance for doubtful accounts, warranty reserves, contingencies and litigation, income taxes, accounting for goodwill and long-lived assets, stock-based compensation, business combinations, restructuring and contingent consideration. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results for the three months ended January 31, 2015 are discussed below.

Goodwill

For our fiscal year 2014 annual impairment review, we compared the carrying amount of each of our reporting units as of August 1, 2014 to their estimated fair value, and determined that the estimated fair value of each reporting unit exceeded its carrying amount by amounts ranging from 14.0% to 2,243.9%. We performed an interim review for potential indicators of impairment at January 31, 2015 and noted no indicators that may result in an impairment of goodwill.

Significant changes to our financial outlook, a sustained decline in our stock price, weakening of macroeconomic conditions, or significant changes in our management structure or business strategies could result in changes to our reporting units or goodwill impairment assessment in the future.

In accordance with our accounting policies, during each quarter we will perform an interim review for potential impairment indicators and during our fourth fiscal quarter of 2015 we will perform our annual goodwill impairment test. As described in Part II Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q, additional impairment charges can materially and adversely affect our financial results.

Long-Lived Assets

We make judgments about the recoverability of long-lived assets, including fixed assets and purchased finite-lived intangible assets whenever events or changes in circumstances indicate that an impairment may exist. Each period we evaluate the estimated remaining useful lives of long-lived assets and whether events or changes in circumstances warrant a revision to the remaining periods of depreciation or amortization. Changes in circumstances, such as adverse changes in our undiscounted operating cash flows, changes in management's business strategy or macroeconomic conditions can impact the carrying value of long lived assets including fixed assets and purchased finite-lived intangible assets.

Income Taxes

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws. Our estimate for the potential outcome of any uncertain tax issue is based on the detailed facts and circumstances of each issue. For example, during December 2014 the Internal Revenue Service issued a Notice of Proposed Adjustment indicating the denial of our worthless stock deduction, related to the insolvency of one of our UK subsidiaries, recorded on our 2010 tax return. We plan on protesting the notice and believe the Internal Revenue Service position for the denial is without merit. Additionally, during the fourth quarter of fiscal 2014, the Israel Tax Authority issued a tax assessment for 2008 or 2009 claiming there was a business restructuring that resulted in a transfer of some functions, assets and risks from Israel to the US parent company treated as an equity sale. We are appealing the tax assessment and believe the Israel Tax Authority’s assessment position is without merit. We intend to continue to challenge both the Internal Revenue Service and Israel Tax Authority positions vigorously. If these matters are litigated and the Internal Revenue Service or Israel Tax Authority are able to successfully sustain their positions, our results of operations and financial condition could be materially and adversely affected. See further discussion in Note 3, Income Taxes, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements may be found in Note 1, Principles of Consolidation and Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

On November 1, 2014 we prospectively adopted ASU 2013-11, which requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. Adoption resulted in a $24.2 million reduction of Deferred tax assets and Other long-term liabilities in our Condensed Consolidated Balance Sheets of this Quarterly Report on Form 10-Q at November 1, 2014, and had no impact on our results of operations. Adoption will not impact our consolidated results of operations in future periods.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. These exposures may change over time as business practices evolve, and could have a material adverse impact on our financial results. Our exposures to market risk have not changed materially since October 31, 2014.
On January 8, 2015, we entered into a number of new interest rate swap agreements to effectively convert $500.0 million of the term A loan from a floating rate to a 1.20% fixed rate plus applicable margin as of April 1, 2015, after the expiration of existing swap agreements. These new interest rate swap agreements will decrease in the future and effectively convert $450.0 million of the term A loan from a floating rate to a 1.20% fixed rate plus applicable margin from April 1, 2017 through August 31, 2017, and $400.0 million from September 1, 2017 through March 31, 2018.
For quantitative and qualitative disclosures about market risk, see Part II Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014.

ITEM 4.CONTROLS AND PROCEDURES

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

PART II - Other Information

ITEM 1.    LEGAL PROCEEDINGS

Information with respect to legal proceedings may be found in Note 9, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which section is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

The risks set forth below include risks related to our business and operations, market, economic and political conditions, our legal and regulatory environment, and our capital structure, and may adversely affect our business, financial condition, results of operations and cash flows. In addition to the risks set forth below and the factors affecting specific business operations identified with the description of these operations elsewhere in this report, there may also be risks of which we are currently not aware, or that we currently regard as immaterial based on the information available to us, that later prove to be or become material.

Risks Related to Our Business

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

The markets for our system solutions and services are highly competitive and rapidly evolving, and we have been and expect to continue to be subject to significant and increasing competition from existing and new competitors and a variety of technologies. Traditionally, we have competed with other large manufacturers and distributors of electronic POS payment solutions, suppliers of cash registers that provide built-in electronic payment capabilities and producers of software that facilitates electronic payment over the Internet. In certain areas, we also compete with smaller companies that have been able to develop strong local or regional customer bases. In certain foreign countries, we compete with companies that are more established, benefit from greater name recognition and have greater resources within those countries than we do. In addition, some of these competitors compete with aggressive pricing. We face downward pressures on prices in many markets. For example, price competition is increasingly intense for us in countries like China, Brazil and India from both global and local competitors. In addition, pricing is increasingly an important factor in our ability to penetrate new markets. Any decrease in our selling prices in order to remain competitive in these markets could negatively impact our net revenues, gross margins and results of operations.

We also face competition from alternative payment solutions, such as mobile device-based card payment and processing solutions that offer customers the ability to pay on mobile devices through a variety of payment methods. Some of these alternative solutions enable payment and processing at the POS without use of traditional payment terminals, such as those we manufacture and sell. In addition, some of these alternative solutions are offered by companies that are significantly larger than we are. Competition from these alternative solutions could reduce demand for our traditional payment terminals and our services offerings and have an adverse effect on our results of operations.

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

In addition, overall payment network security depends upon a number of factors outside our control, including the merchant or service provider network environment in which our systems are installed, the merchant's or service provider's adherence to security protocols in the installation, use and operation of our solutions and implementation of and adherence to compliant security processes and practices for its network. Even if there is no compromise to our solutions, any security breach or compromise in any part of a merchant's or service provider's network could result in negative media and/or reputational harm to us, or other costs or damages to us, all of which could have a material adverse impact on our results of operations.

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

We may suffer losses due to fraudulent activities.

We are expanding our service solutions offerings. Some of our service solutions offerings include our gateway services for credit card transactions. We may be subject to losses in the provision of such services in the event of fraudulent activities or errors in connection with such transactions. As we expand such service solutions offerings, we increase our exposure to such risks, and our business, results of operations and financial condition may be negatively impacted by such loss. Further, the occurrence of fraud perpetrated on our solutions may result in negative publicity and user sentiment which could harm our brand and reputation and impair our ability to retain or attract users of our solutions.

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

•
changes in credit card interchange and assessment fees, which are set by the credit card networks and are a component of the cost of providing some of our product offerings, including the Payment-as-a-Service solution and in-taxi payments solutions;

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

A majority of our net revenues are generated outside the U.S.; accordingly, fluctuations in currency exchange rates may adversely affect our results of operations.

A substantial portion of our business consists of sales made to customers outside the U.S. For example, during the three months ended January 31, 2015, approximately 67% of our net revenues were generated outside of the U.S. A portion of the net revenues we receive from such sales is denominated in currencies other than the U.S. dollar, primarily the Euro, the Brazilian real, the British Pound, the Chinese renminbi and the Swedish Krona. Additionally, portions of our cost of net revenues and our other operating expenses are incurred by our international operations and denominated in local currencies, primarily the Euro, Brazilian real, British Pound, and Swedish Krona. Our net revenues, cost of net revenues and operating expenses denominated in the Euro and the Swedish Krona have increased with the Point and Hypercom acquisitions. Fluctuations in the value of these net revenues, costs and expenses as measured in U.S. dollars have historically affected our results of operations, and adverse currency exchange rate fluctuations may have a material impact in the future. Further, changes in exchange rates that strengthen the U.S. dollar could increase the price of our U.S. dollar-denominated products in the local currencies of the foreign markets we serve, making our products relatively more expensive than products that are denominated in local currencies, which could lead to a reduction in our sales and profitability in those markets. For example, in recent periods, the U.S. dollar has strengthened, in some cases significantly, against certain major currencies in which we transact, such as the Euro and Brazilian real, impacting negatively our results of operations. In addition, our balance sheet contains monetary assets and liabilities denominated in currencies other than the U.S. dollar, such as cash, intercompany balances, trade receivables and payables, and fluctuations in the exchange rates for these currencies could adversely affect our results of operations.

We have entered into foreign exchange forward contracts intended to hedge a portion of our balance sheet exposure to adverse fluctuations in exchange rates. These hedging arrangements can be costly and may not always be effective, particularly in the event of imprecise forecasts of non-U.S. dollar denominated assets and liabilities. In addition, we may be unable to hedge currency risk for some transactions due to cost or because of a high level of uncertainty or the inability to reasonably estimate our foreign exchange exposures. For some currencies in which we do business, hedging instruments may not be available on any terms.

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

We intend to continue to expand our operations internationally, and our results of operations could suffer if we are unable to manage our international expansion effectively.

The percentage of our net revenues generated outside of the U.S. is significant and may increase over time. In particular, our acquisition of Point increased our business in the Nordic regions and elsewhere in Northern Europe and our acquisition of Hypercom increased our business in the EMEA region and Asia. Part of our strategy is to expand our penetration in existing foreign markets and to enter new foreign markets, particularly emerging markets where we expect to see growth in electronic payments and related services. Our ability to penetrate some international markets may be limited due to different technical standards, protocols or product requirements. Expansion of our international operations will require significant management attention and financial resources. Certain emerging markets, such as those in the Middle East and Africa, may require longer lead times to develop distribution channels, may involve distribution channels with greater business and operational risk due to their relatively shorter operating histories, may be dependent upon the timing and success of local electronic payments initiatives and related infrastructure investments in such markets, as well as require additional time and effort to obtain product certifications and gain market acceptance for our products. Our international net revenues will depend on our success in a number of areas, including:

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

We are subject to foreign currency risk including that from economic and political instability which can lead to significant and unpredictable volatility in currency rates, including significant currency devaluations, which may negatively impact our net revenues, gross margins, results of operations and financial position. Although we engage in some hedging of our foreign currency exposures, we do not hedge all such exposures and our hedging arrangements may not always be effective. The uncertainty with respect to the ability of certain European countries to continue to service their sovereign debt obligations and the related European financial restructuring efforts may cause the value of the Euro to fluctuate. The current political situation in Ukraine, the sanctions imposed against Russia by certain European nations and the U.S., and Russia's response to these sanctions may further increase the economic uncertainty in the affected regions and lead to further fluctuation in the value of foreign currencies, such as the Euro and Russian ruble, used in these regions. See "A majority of our net revenues are generated outside the U.S.; accordingly, fluctuations in currency exchange rates may adversely affect our results of operations" and Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk in this Quarterly Report on Form 10-Q.

In addition, compliance with foreign and U.S. laws and regulations, including changes and additions to such laws and regulations, that are applicable to our international operations is complex and may increase our cost of doing business in international jurisdictions and our international operations could expose us to fines and penalties if we fail to comply with these regulations. These laws and regulations include import and export requirements, trade restrictions and embargoes, exchange control regulations, data privacy requirements, labor laws, tax laws, anti-competition regulations, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials and other improper payments or inducements, such as the U.K. Bribery Act. Although we have implemented policies, procedures and training designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, distributors, suppliers and agents will not take actions in violation of our policies, particularly as we expand our operations through organic growth and acquisitions, including acquisitions of businesses that were not previously subject to and may not have familiarity with U.S. and other laws and regulations applicable to us or compliance policies similar to ours. For example, as described under the caption "Disclosures of Iranian Activities under Section 13(r) of the Securities Exchange Act of 1934" in Part I, Item 1, Business of our Annual Report on Form 10-K filed with the SEC for the fiscal year ended October 31, 2013, in early 2013, we submitted a voluntary disclosure to the U.S. Department of Treasury's Office of Foreign Assets Control in connection with certain unauthorized activities by employees of one of our non-U.S. subsidiaries that involved potential violations of sanctions regulations. Any violations of sanctions or export control regulations or other laws could subject us to civil or criminal penalties, including the imposition of substantial fines and interest or prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, our brand, our international expansion efforts and our business, and negatively impact our operating results.

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

Our operations and performance depend significantly on global and regional economic conditions. For example, the current continued and prolonged weak macro-economic conditions in Europe and in some euro zone countries have resulted in a slowdown, and in some cases deferrals, of orders by customers, which has adversely impacted our business, financial condition and results of operations. Similarly, the significant slowdown and volatility in the U.S. and international economy and financial markets which began in the latter half of 2008 resulted in reduced demand for our products and adversely affected our business, financial condition and results of operations. The lower-than-expected growth rates in certain emerging market economies in which we operate have also had an adverse effect on our results of operations in these regions. More recently, the decreases in oil prices have resulted in, and may continue to result in, decline in demand and overall weaker market conditions in countries heavily dependent on oil revenues, such as Russia. In particular, the slowdown and volatility in the global markets resulted in softer demand in the financial and retail sectors, pricing pressures and more conservative purchasing decisions by customers, including a tendency toward lower-priced products and lower volume of purchases. In some countries where we do business, the weakened economy has resulted in economic instability which has had negative effects, including a decrease in purchasing power due to currency devaluations. If these weak macro-economic conditions continue or if any economic recovery remains slow and fragile or is not sustained, our net revenues, business, financial condition and results of operations could be adversely impacted.

We expect certain markets where we conduct business, including parts of Europe, to continue to experience weakened or uncertain economic conditions in the near term, and some of our customers, prospective customers, suppliers, distributors and partners will continue to be negatively impacted by the continued global weakness in the economy. We cannot predict the extent and duration of the negative impact that global and regional economic volatility may have on our business, operating results and financial condition. There is no assurance that governments and central banks will take actions to further stimulate the economy or that any such actions will have positive or lasting impacts. Existing stimulus measures may also be withdrawn or reduced, introducing greater economic uncertainty or volatility. Further, conditions such as political situations or terrorist actions in other parts of the world, such as Ukraine and parts of Asia, the continued uncertainty related to economic conditions in the U.S., including the continuing implementation of the so-called “budget sequestration”, any potential, additional congressional actions regarding the national debt ceiling and federal budget deficit, the potential effect of any future federal government shutdown, and additional taxes related to changes in the health care law, as well as continued high unemployment rates in the U.S. and some other regions, may negatively impact global economic conditions, including corporate and consumer spending, and liquidity of capital markets. Continued volatility in market conditions, such as fluctuations in foreign currency rates relative to the U.S. dollar, makes it difficult to forecast our financial guidance and/or to meet such guidance. If we fail to meet our financial guidance or the expectations of investment analysts or investors in any period, the market price of our stock could decline.

Continuing political instability in Ukraine, sanctions against Russia, and Russia's response to those sanctions, could materially adversely affect our business, results of operations and financial condition.

In March 2014, the Crimean region of Ukraine was annexed by Russia. In response, other nations, including the U.S., have imposed or are considering imposing, economic sanctions on Russia. Recently, concerns related to the political and military conditions in the region have prompted stringent restrictions by the U.S. and EU on trade in the Crimea region, and increasing levels of economic sanctions, targeting certain Russian companies in the finance, energy and defense industries and additional Russian nationals, as well as imposing restrictions on trading and access to capital markets. In response, Russia announced its own trading sanctions against nations that implemented or supported the anti-Russia sanctions, including the U.S. and some

European Union nations. A portion of our net revenues are from Russia and its surrounding areas, including Ukraine. Continuing political instability in Ukraine and economic sanctions imposed by the U.S., the European Union, or the world community may result in serious economic challenges in Ukraine, Russia and the surrounding areas, and imposition of trade restrictions may delay or prevent shipment of products to or services performed in those countries, which could have an adverse effect on our results of operations. In addition, to the extent it is more difficult for some of our customers to obtain financing or access U.S. dollar currency, due to restrictions on access to international capital markets as a result of the sanctions, our customers' ability to pay could be adversely affected, which could have a material adverse impact on our business, cash flows, results of operations and financial condition. Moreover, uncertain political and military conditions in Russia and Ukraine as well as the sanctions against Russia have led to significant devaluation of local currencies in these two countries, making our U.S. dollar-denominated products more expensive than local currency-denominated products. Further, current and any future retaliatory measures by Russia in response to anti-Russia sanctions could adversely affect European economic conditions, which could in turn affect our business in Europe and elsewhere. Accordingly, continuing political instability in Ukraine, sanctions against Russia and Russia's responses to such sanctions could have a material adverse effect on our business, results of operation and financial condition.

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

Disruptions in our services could reduce our net revenues, increase costs, harm our reputation and result in loss of customers.

The performance of our services may from time to time be disrupted due to equipment malfunctions, technical performance failures, and connection problems, among other things. Service disruptions may result in our customers' inability to process transactions using our terminals or gateways and lead to loss of net revenues for us. We may have to spend resources to detect and fix defects that caused such disruptions, and we cannot assure you that we will be able to detect and fix all such defects. In addition, we may be required to reimburse or indemnify our customers for losses and fines or penalties due to such service disruptions. Our brand may be harmed by service disruptions and we may lose customers to our competitors. Furthermore, some service disruptions are caused by factors outside of our control, such as those caused by telecommunication network failures. Any disruption in our services offerings could result in financial or reputational harm to our business.

Changes to our management and strategic business plan and restructuring activities may cause uncertainty regarding the future of our business, and may adversely impact employee hiring and retention, our stock price, our customer relationships, and our results of operations and financial condition.

We have experienced, and may experience in the future, changes in our management team. In 2013, the Board appointed Mr. Paul Galant as our new CEO and Mr. Marc E. Rothman as our new CFO. Further, during 2013 and 2014, we announced certain other technology, sales, marketing, and operations management changes. During this time of transition, our new executive leadership and our continuing executives have been designing and implementing changes to our strategic business plans, in order to better position the Company for strategic growth and long-term profitability. In addition, we have initiated certain restructuring activities in accordance with our approved restructuring plans, reducing the number of employees and contractors in certain areas and reassigning certain employee duties, and consolidating excess facilities. Our management changes, changes to our strategic business plan, and restructuring activities, as well as the potential for additional changes or activities in the future, may introduce uncertainty regarding our business prospects and may result in disruption of our business and our customer relationships. In addition, these changes and measures could distract our employees, decrease employee morale, result in failure in meeting operational targets due to the loss of employees and make it more difficult to retain and hire new talent, increase our expenses in terms of severance payments and facility exit costs, both of which could be significant, expose us to increased risk of legal claims by terminated employees, and harm our reputation. These changes and activities could also increase the volatility of our stock price. If we are unable to mitigate these or other similar risks, our business, results of operations, and financial condition may be adversely affected.

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

A central part of our strategic plan is to increase services offerings so that we can derive higher overall net revenues and margins, develop deeper relationships with our customers and drive more predictable financial results. Following our acquisition of Point, we have been implementing Point's Payment-as-a-Service model in multiple jurisdictions. Implementing a new services model is difficult and involves management focus, upfront local infrastructure and capital costs and other resources that could otherwise be utilized in research and development of other hardware and software product offerings, and the build-out of local service and support teams. In addition, the competitive environment for services is very different in each market, and the bundle of services being offered must be customized to compete effectively. Markets may take longer to adopt a Payment-as-a-Service model than we anticipate or may choose not to adopt this model at all. We may also be competing against others, including certain of our customers that distribute our terminals, who already offer similar services. Continued weakness in the global economy may also negatively impact our ability to implement our Payment-as-a-Service model within the time frames we desire and to achieve the benefits we anticipate. If we are unsuccessful in executing on our implementation of the Payment-as-a-Service model and obtaining and maintaining customer acceptance of our service offerings or are unable to implement the model while also maintaining focus on other key areas of our business or if we are unable to maintain the expected level of margins associated with these service offerings, we may not be able to generate sufficient returns on our investments in the services business and our net revenues, income and profitability will be adversely affected.

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

We sell a significant portion of our solutions through third-party resellers such as independent distributors, ISOs, value-added resellers, and payment processors. We depend on their active marketing and sales efforts. These resellers also provide after-sales support and related services to end user customers, and generally have valuable knowledge and experience with the customer base in the territories they serve. These resellers also provide critical services of developing and supporting the software applications to run on our various electronic payment systems and, internationally, in obtaining requisite certifications in the markets in which they are active. Accordingly, the pace at which we are able to introduce new solutions in markets in which these resellers are active depends in part on the resources they dedicate to these tasks. Moreover, our arrangements with these resellers typically do not prevent them from selling products of other companies, including our competitors, and such resellers may elect to market our competitors' products and services in preference to our system solutions. In addition, we may offer similar services as those offered by certain of our resellers as we introduce our Payment-as-a-Service offerings. If one or more of our major resellers terminate or otherwise adversely change their relationship with us, we may be unsuccessful in replacing such relationship. The loss of any of our major resellers could impair our ability to sell our solutions and result in lower net revenues and income. It could also be time-consuming and expensive to replicate, either directly or through other resellers, the certifications and the applications developed by these resellers.

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

A significant percentage of our net revenues is attributable to a limited number of customers, including distributors and ISOs. For example, in the three months ended January 31, 2015, one customer accounted for approximately 13.1% of total net revenues in our Americas reportable segment and two customers accounted for approximately 12.0% and 11.1% of total net revenues in our Asia-Pacific reportable segment. If we are not able to adequately and timely respond to demands for new or additional products or features from any of our large customers, that customer may decide to reduce its order or not to purchase from us at all, which could have a material adverse effect on our business and results of operations. Our net revenues are dependent in part on the timing of purchases by our large customers. If any of our large customers significantly reduces or delays purchases from us or if we are required to sell products to them at reduced prices or on other terms less favorable to us, our net revenues, profitability, cash flows and net income could be materially and adversely affected.

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

If we inaccurately forecast demand for our products, we could end up with either excess or insufficient inventory to satisfy demand. This problem is exacerbated because we generally receive a significant volume of customer orders towards the end of each fiscal quarter which leaves us little room to adjust inventory mix to match demand, as discussed under “Timing for orders for our products and services can be back-end weighted within the fiscal quarter, which can make our net revenues difficult to predict and can negatively impact our business and results of operations.” During the transition from an existing product to a new replacement product, we must accurately predict the demand for the existing and the new product. Furthermore, introducing new products into our current markets or existing products into new markets involves the uncertainty of whether the market will adopt our product in the volumes and time frames that we anticipate or at all. Our inability to properly manage our inventory levels could lead to increased expenses associated with writing off excessive or obsolete inventory, additional shipping costs to meet immediate demand and a corresponding decline in gross margins, or lost sales. If we do not accurately predict demand, we could also incur increased expenses associated with binding commitments to certain third-party contract manufacturers and suppliers which would negatively impact our gross margins and operating results. For example, as of January 31, 2015, the amount of purchase commitments issued to contract manufacturers and component suppliers totaled approximately $136.3 million. Of this amount, $12.5 million has been recorded in Accruals and other current liabilities in our Condensed Consolidated Balance Sheets because these commitments are not expected to have future value to us. For additional information regarding our commitments to third-party manufacturers and suppliers, see Note 9, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. During times of economic uncertainty, such as the global economic recession that continues to impact certain parts of Europe, it becomes more difficult to accurately forecast demand and manage our inventory levels. Deteriorating market conditions have in the past and can in future periods cause us to incur additional costs associated with excess and obsolete inventory, scrap, and excess inventory held by our contract manufacturers.

We are exposed to credit risk with some of our customers and to credit exposures and currency controls in certain markets, which could result in material losses.

A significant portion of our net revenues are on an open credit basis, with typical payment terms of up to 60 days in the U.S. and longer in some international markets due to local customs or conditions. In the past, there have been bankruptcies among our customer base. Credit risks may be higher and collections may be more difficult to enforce in emerging markets where we conduct business, including for example where the market for our products and solutions is still developing and their acceptance uncertain, and future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition. Also, certain customers that are invoiced in U.S. dollars, such as those based in Venezuela, have experienced, and may continue to experience, difficulties in obtaining U.S. dollars due to local currency controls, and therefore may not be able to remit timely payment to us. Additionally, instability or uncertainty in global or regional economic, political or military conditions may make it more difficult for some customers to obtain financing or access U.S. dollar currency, our customers' ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, cash flows, operating results and financial condition.

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

Components such as application specific integrated circuits, or ASICs, microprocessors, wireless modules, modems, and printer mechanisms that are necessary to manufacture and assemble our systems are sourced either directly by us or on our behalf by our contract manufacturers from a variety of component suppliers selected by us. Certain of the components are specifically customized for use in our products and are obtained from sole source suppliers on a purchase order basis. Disruptions to the business, financial stability or operations, including due to strikes, labor disputes or other disruptions to the workforce, of our suppliers, and particularly sole source suppliers, or to the distribution and transportation of our products may also impact the availability of components to us in the quantities or within the timeframe we require. Any prolonged component shortage could materially and adversely affect our business and results of operations. Component shortages have resulted in increased costs for certain components and continued cost increases, particularly for critical components, could negatively impact our gross margins and profitability. If our suppliers are unable or unwilling to deliver the quantities that we require within the timeframe that we require, we would be faced with a shortage of critical components. We also experience from time to time an increase in the lead time for delivery of some of our key components. We may not be able to find alternative sources in a timely manner if suppliers of our key components become unwilling or unable to provide us with adequate supplies of these key components when we need them or if they increase their prices. If we are unable to obtain sufficient key required components, or to develop alternative sources if and as required in the future, or to replace our component and factory tooling for our products in a timely manner if they are damaged or destroyed, we could experience delays or reductions in product shipments. This could harm our relationships with our customers and cause our net revenues to decline. Even if we are able to secure alternative sources or replace our tooling in a timely manner, our costs could increase. Any of these events could adversely affect our results of operations.

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

We performed our annual review for potential indicators of impairment during the fourth fiscal quarter of fiscal year 2014, and concluded that there was no indicator of impairment at October 31, 2014. We will continue to evaluate the carrying value of our goodwill and intangible assets. The process of evaluating the potential impairment of goodwill and intangible assets is subjective and requires significant judgment at many points during the analysis. Our evaluation of potential impairment of goodwill could be negatively affected by a variety of factors, including declines in our stock price, failure to meet our internal forecasts, and weakening of macroeconomic conditions or significant changes in management structure or business strategies. If we determine in the future that there is potential further impairment in any of our reporting units, we may be required to record additional charges to earnings, which could materially and adversely affect our financial results and could also materially and adversely affect our business. See Note 6, Goodwill and Purchased Intangible Assets, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, and Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates -- Goodwill, of our Annual Report on Form 10-K for the fiscal year ended October 31, 2014 for additional information related to impairment of goodwill and intangible assets.

We have operations in Israel and therefore our results of operations may be adversely affected by political or economic instability or military operations in or around Israel.

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

Terrorist attacks, war, and international political instability may disrupt our ability to generate net revenues. Such events may negatively affect our ability to maintain net revenues and to develop new business relationships. Because a substantial and growing part of our net revenues is derived from sales and services to customers outside of the U.S. and we have our electronic payment systems manufactured outside the U.S., terrorist attacks, war, and international political instability anywhere may decrease international demand for our products and inhibit customer development opportunities abroad, disrupt our supply chain, and impair our ability to deliver our electronic payment systems, which could materially and adversely affect our net revenues or results of operations. Economic and political instability, particularly in the Middle East or OPEC member countries, may also disrupt the production or supply of fuel which could increase our costs related to shipment and distribution of our products. Any of these events may also disrupt global financial markets and precipitate a decline in the price of our stock. See also "Continuing political instability in Ukraine, sanctions against Russia, and Russia's response to those sanctions, could materially adversely affect our business, results of operations and financial condition" and "We have operations in Israel and therefore our results of operations may be adversely affected by political or economic instability or military operations in or around Israel."

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

Risks Related to Our Legal and Regulatory Environment

Our results of operations will suffer if we cannot comply with industry and government regulations and standards, or if changing standards do not continue to drive upgrade cycles.

Our system solutions must meet industry standards imposed by payment systems standards setting organizations such as EMVCo LLC, credit card associations such as Visa, MasterCard, and other credit card associations and standard setting organizations such as PCI SSC, Intermec and the U.K. Cards Association and other local organizations. New standards are continually being adopted or proposed as a result of worldwide anti-fraud initiatives, encryption of cardholder data, the increasing need for system compatibility and technology developments such as wireless and wireline IP communication. Our solutions also must comply with government regulations, including those imposed by telecommunications authorities and independent standards groups worldwide regarding emissions, radiation, and connections with telecommunications and radio networks, as well as data privacy laws which regulate the collection, compilation, aggregation, sharing or use of consumer information. We cannot be sure that we will be able to design our solutions to comply with future standards or regulations on a timely basis, if at all. Compliance with these standards could increase the cost of developing or producing our solutions. New products designed to meet any new standards need to be introduced to the market and ordinarily need to be certified by the credit card associations and our customers and, in some cases, local certification bodies, before being purchased. These certification processes are costly and time consuming and increase the amount of time it takes to introduce new products and sell our products. Our business has been in the past and continues to be adversely affected by our failure to timely obtain local certifications in some markets for certain of our products. Moreover, certain uses of our products may subject us to additional regulations and licensing requirements. For example, use of our products in taxis requires additional licensing and may subject us to certain taxi business regulations. Our business, net revenues and financial condition could be adversely affected if we cannot comply with new or existing industry standards, or obtain or retain necessary regulatory approval or certifications in a timely fashion, or if compliance results in increasing costs of our products. Selling products that are non-compliant may result in fines against us or our customers, which we may be liable to pay. In addition, even if our products are designed to be compliant, compliance with certain security standards is determined based on the merchant's or service provider's network environment in which our systems are installed and, therefore, is dependent upon a number of additional factors such as proper installation of the components of the environment including our systems, compliance of software and system components provided by other vendors, implementation of compliant security processes and business practices and adherence to such processes and practices. Our business and financial condition, as well as our reputation and market share, could be adversely affected if we do not comply with new or existing industry standards and regulations, or obtain or retain necessary regulatory approval or certifications in a timely fashion, or if compliance results in increasing costs of our products.

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

We are currently a party in several litigation proceedings. If any of these proceedings are resolved adversely to us, this could have a material adverse effect on our business, financial condition, results of operations or cash flows. For example, in connection with the restatement of our historical interim financial statements during fiscal year 2007, a number of securities class action complaints were filed against us and certain of our officers, and purported derivative actions were also filed against certain of our current and former directors and officers. As described in Part I, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the fiscal year ended October 31, 2014, we settled with the plaintiffs in the securities class action case caption In re VeriFone Holdings, Inc. Securities Litigation for a total of $95.0 million. In fiscal year 2013, we recorded a total expense of $61.2 million for this securities class action, which represents the amount of the settlement that was not covered by insurance.

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

We have received, and have currently pending, third-party infringement claims and may receive additional notices of claims of infringement in the future. As we expand into other payment technologies and as competition in this area increases, it is possible that the rate at which third parties bring claims will increase. Infringement claims may cause us to incur significant costs in defending against those claims or to settle claims to avoid costly or protracted litigation even if we believe those claims are without merit. For example, in March 2008, Cardsoft, Inc. and Cardsoft (Assignment for the Benefit of Creditors), LLC commenced an infringement action against us and others in the Eastern District of Texas, Marshall Division. In June 2012, a jury issued a verdict against us and awarded Cardsoft infringement damages and royalties of $15.4 million, and the District Court subsequently confirmed the jury's verdict in its judgment against us and also granted Cardsoft pre-judgment interest, post-judgment interest and certain costs. Infringement claims are expensive and time consuming to defend against, regardless of the merits or ultimate outcome. Although we believe Cardsoft's claims are without merit and have received a favorable ruling on appeal, we have had to expend substantial time and funds to defend these claims over several years, and have had to divert R&D personnel time to complete a redesign of products following the jury's finding of infringement. Similar claims may result in additional protracted and costly litigation. There can be no assurance that we will prevail in any such actions or that any license required under any such patent or other intellectual property would be made available on commercially acceptable terms, if at all. An unfavorable outcome in any such litigation could result in a significant judgment of damages against us, which could materially and adversely impact our operating results, financial condition and cash flows. See Note 9, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carry-forwards and net operating losses. We evaluate the realizability of our deferred income tax assets and assess the need for a valuation allowance on an ongoing basis. In evaluating our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible and before our capital loss carry-forwards and net operating losses expire. Our assessment of the realizability of our deferred income tax assets requires significant judgment. If we fail to achieve our projections or if we need to lower our projections, we may not have sufficient evidence of our ability to realize our deferred tax assets, and we may need to increase our valuation allowance. For example, for the fiscal year ended October 31, 2013 we recorded a $245.0 million valuation allowance against a significant portion of our deferred tax assets, primarily in the U.S., because our three year cumulative U.S. pretax losses raised uncertainty about the likelihood of realization of those deferred tax assets. For further information regarding this valuation allowance, see Note 5, Income Taxes, in the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended October 31, 2014. There is no assurance that we will not record a valuation allowance in future periods against previously-booked deferred tax assets. Any increase in the valuation allowance would result in additional income tax expense which could have a material adverse effect on our results of operations and financial condition.

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

We have senior secured credit facilities pursuant to a credit agreement as described in Note 7. Financings, in the Notes to Condensed Consolidated Financial Statements to this Quarterly Report on Form 10-Q, with outstanding loan balances of $867.0 million as of January 31, 2015.

The 2011 Credit Agreement contains customary covenants that require maintenance of certain specified financial ratios and restricts the ability of certain of our subsidiaries to make certain distributions with respect to their capital stock, prepay other debt, encumber their assets, incur additional indebtedness, make capital expenditures above specified levels, engage in certain business combinations, or undertake various other corporate activities. Therefore, as a practical matter, these covenants restrict our ability to engage in or benefit from such activities. Further, VeriFone, Inc. must limit its leverage ratio and maintain its interest coverage ratio at or above specified thresholds. In addition, we have, in order to secure our repayment obligations under the 2011 Credit Agreement, pledged a substantial amount of our assets and properties. This pledge may reduce our operating flexibility because it restricts our ability to dispose of these secured assets or engage in other transactions that may be beneficial to us.

If we are unable to comply with the covenants in the 2011 Credit Agreement, we will be in default, which could result in the acceleration of our outstanding indebtedness. If acceleration occurs, we may not be able to repay our debt and we may not be able to borrow sufficient additional funds to refinance our debt. In addition, under the terms of the 2011 Credit Agreement, increases in our leverage ratio could result in increased interest rates and, therefore, higher debt service costs. If we were to default in performance under the 2011 Credit Agreement, we may pursue an amendment or waiver from our lenders, but there can be no assurance that the lenders would grant such an amendment or waiver and, in light of current credit market conditions, any such amendment or waiver requested is likely to be on terms, including additional fees, as well as increased interest rates and other more stringent terms and conditions that would be materially disadvantageous to us.

See Note 7. Financings, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding the 2011 Credit Agreement.

Our indebtedness and debt service obligations under our 2011 Credit Agreement are substantial and may adversely affect our cash flow, cash position, and stock price.

Our outstanding indebtedness and debt service obligations are substantial. As of January 31, 2015, we had total indebtedness outstanding of $867.0 million related to the 2011 Credit Agreement, payable in quarterly installments through July 8, 2021. Outstanding amounts may be subject to mandatory prepayment with the proceeds of certain asset sales and debt issuances and, for certain of the loan balances, from a portion of annual excess cash flows (as determined in the 2011 Credit Agreement) depending on our total net leverage ratio. See Note 9, Financings, in the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended October 31, 2014 for a schedule of the principal payments due under our financings.

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

Interest rates applicable to our debt are expected to fluctuate based on economic and market factors that are beyond our control. In particular, all of the outstanding debt under the 2011 Credit Agreement has a floating interest rate. Although we have entered into a swap arrangement that converts the floating interest rate to a fixed interest rate for a substantial portion of the principal amount under the 2011 Credit Agreement through March 2018, any significant increase in market interest rates, and in particular the short-term LIBOR rates, could result in a significant increase in interest expense on the portion of our debt not covered by such swap arrangement and during periods after the expiration of such swap arrangement, which could negatively impact our net income and cash flows.

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

•	uncertainty about current global economic conditions;

•	changes in the market valuations of other companies operating in our industry;

•	announcements by us or our competitors related to significant acquisitions, strategic partnerships, or divestitures;

•	business disruptions, costs and future events related to shareholder activism;

•	additions or departures of key personnel; and

•	sales or purchases of our stock, including sales or purchases of our stock by our directors and officers or by significant stockholders.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS
The following documents are filed as Exhibits to this report:

Exhibit Number	Description

10.1*†	Offer letter, dated November 14, 2013, between the Company and Alok Bhanot.

10.2*†	Offer letter, dated May 8, 2014, between the Company and June Felix.

10.3*†	Offer letter, dated June 7, 2013, between the Company and Sunil Kappagoda.

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates a management contract or compensatory plan or arrangement.

*	Filed herewith.

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
Marc E. Rothman
Executive Vice President and Chief Financial Officer

Date: March 10, 2015

EXHIBIT INDEX

Exhibit Number	Description

10.1*†	Offer letter, dated November 14, 2013, between the Company and Alok Bhanot.

10.2*†	Offer letter, dated May 8, 2014, between the Company and June Felix.

10.3*†	Offer letter, dated June 7, 2013, between the Company and Sunil Kappagoda.

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.

**
XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.