Form 10-Q
period 2015-04-30
VERIFONE SYSTEMS, INC.
filed 2015-06-05
CIK 1312073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2015
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-32465
VERIFONE SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3692546
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

88 West Plumeria Drive
San Jose, CA 95134
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on May 29, 2015:

Class	Number of shares
Common Stock, $0.01 par value per share	114,292,577

VERIFONE SYSTEMS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VERIFONE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended April 30,		Six Months Ended April 30,
	2015	2014	2015	2014
	(Unaudited, in thousands, except per share data)
Net revenues:
System solutions	$324,300	$290,734	$637,700	$551,900
Services	165,844	175,683	338,670	350,583
Total net revenues	490,144	466,417	976,370	902,483
Cost of net revenues:
System solutions	188,972	187,571	374,640	355,079
Services	97,269	103,572	198,657	201,913
Total cost of net revenues	286,241	291,143	573,297	556,992
Total gross margin	203,903	175,274	403,073	345,491
Operating expenses:
Research and development	47,579	49,999	96,482	100,531
Sales and marketing	55,371	56,417	112,781	107,028
General and administrative	49,457	48,749	96,807	99,663
Litigation settlement and loss contingency expense	1,213	9,000	1,213	9,000
Amortization of purchased intangible assets	20,567	24,657	42,899	49,332
Total operating expenses	174,187	188,822	350,182	365,554
Operating income (loss)	29,716	(13,548)	52,891	(20,063)
Interest, net	(7,432)	(9,490)	(15,327)	(20,879)
Other income (expense), net	(3,169)	(1,183)	(2,926)	(6,310)
Income (loss) before income taxes	19,115	(24,221)	34,638	(47,252)
Income tax provision (benefit)	1,449	(658)	2,844	(7,592)
Consolidated net income (loss)	17,666	(23,563)	31,794	(39,660)
Net income attributable to noncontrolling interests	(102)	(352)	(382)	(488)
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$17,564	$(23,915)	$31,412	$(40,148)
Net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Basic	$0.15	$(0.22)	$0.28	$(0.36)
Diluted	$0.15	$(0.22)	$0.27	$(0.36)
Weighted average number of shares used in computing net income (loss) per share:
Basic	113,940	111,104	113,688	110,706
Diluted	115,900	111,104	115,727	110,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended April 30,		Six Months Ended April 30,
	2015	2014	2015	2014
	(Unaudited, in thousands)
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$17,564	$(23,915)	$31,412	$(40,148)

Other comprehensive income (loss):
Foreign currency translation adjustments	(30,260)	15,680	(164,164)	(3,016)
Unrealized gain (loss) on derivatives designated as cash flow hedges
Change in unrealized gain (loss) on derivatives designated as cash flow hedges, net of tax	(213)	906	(4,400)	1,862
Amounts reclassified from Accumulated other comprehensive loss, net of tax	872	(682)	1,572	(1,373)
Net change in unrealized gain (loss) on derivatives designated as cash flow hedges	659	224	(2,828)	489
Net change in other	27	28	54	(144)
Other comprehensive income (loss)	(29,574)	15,932	(166,938)	(2,671)
Comprehensive loss attributable to VeriFone Systems, Inc. stockholders	$(12,010)	$(7,983)	$(135,526)	$(42,819)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2015	October 31, 2014
	(Unaudited, in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$234,219	$250,187
Accounts receivable, net of allowances of $9,027 and $9,880	328,378	305,500
Inventories	129,392	124,275
Prepaid expenses and other current assets	112,839	105,610
Total current assets	804,828	785,572
Fixed assets, net	178,404	177,753
Purchased intangible assets, net	360,810	457,595
Goodwill	1,087,059	1,185,892
Deferred tax assets, net	13,172	30,394
Other long-term assets	68,609	65,037
Total assets	$2,512,882	$2,702,243

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$170,901	$161,226
Accruals and other current liabilities	199,132	206,982
Deferred revenue, net	92,403	92,075
Short-term debt	31,996	32,131
Total current liabilities	494,432	492,414
Long-term deferred revenue, net	53,071	50,968
Long-term deferred tax liabilities, net	121,418	136,057
Long-term debt	811,380	851,040
Other long-term liabilities	70,179	101,092
Total liabilities	1,550,480	1,631,571
Commitments and contingencies
Redeemable noncontrolling interest in subsidiary	—	774
Stockholders’ equity:
Preferred stock: $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 114,239 and 113,314 shares issued and outstanding as of April 30, 2015 and October 31, 2014, respectively	1,142	1,133
Additional paid-in capital	1,705,381	1,675,695
Accumulated deficit	(506,796)	(538,208)
Accumulated other comprehensive loss	(271,768)	(104,830)
Total VeriFone Systems, Inc. stockholders’ equity	927,959	1,033,790
Noncontrolling interest in subsidiaries	34,443	36,108
Total equity	962,402	1,069,898
Total liabilities and equity	$2,512,882	$2,702,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended April 30,
	2015	2014
	(Unaudited, in thousands)
Cash flows from operating activities
Consolidated net income (loss)	$31,794	$(39,660)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization, net	86,336	106,143
Stock-based compensation expense	21,027	27,609
Deferred income taxes, net	(7,216)	(14,387)
Other	10,019	6,402
Net cash provided by operating activities before changes in operating assets and liabilities	141,960	86,107
Changes in operating assets and liabilities:
Accounts receivable, net	(35,249)	(16,678)
Inventories	(11,665)	24,858
Prepaid expenses and other assets	(19,295)	4,544
Accounts payable	17,331	29,786
Deferred revenue, net	12,656	18,766
Other current and long-term liabilities	(8,320)	(58,948)
Net change in operating assets and liabilities	(44,542)	2,328
Net cash provided by operating activities	97,418	88,435
Cash flows from investing activities
Capital expenditures	(48,873)	(41,902)
Acquisition of businesses, net of cash and cash equivalents acquired	(10,944)	—
Other investing activities, net	60	2,618
Net cash used in investing activities	(59,757)	(39,284)
Cash flows from financing activities
Proceeds from debt, net of issuance costs	30,000	86,906
Repayments of debt	(70,204)	(182,639)
Proceeds from issuance of common stock through employee equity incentive plans	9,477	10,388
Other financing activities, net	(2,215)	(1,974)
Net cash used in financing activities	(32,942)	(87,319)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(20,687)	(223)
Net decrease in cash and cash equivalents	(15,968)	(38,391)
Cash and cash equivalents, beginning of period	250,187	268,220
Cash and cash equivalents, end of period	$234,219	$229,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

Note 1. Principles of Consolidation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of VeriFone Systems, Inc. and our wholly-owned and majority-owned subsidiaries, and have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions on Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The Condensed Consolidated Balance Sheet at October 31, 2014 has been derived from the audited Consolidated Balance Sheet at that date. All significant inter-company accounts and transactions have been eliminated. In accordance with those rules and regulations, we have omitted certain information and notes normally provided in our annual consolidated financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring items, necessary for the fair presentation of our financial position and results of operations for the interim periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014. The results of operations for the three and six months ended April 30, 2015 are not necessarily indicative of the results expected for the entire fiscal year.

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

Significant Accounting Policies

During the three and six months ended April 30, 2015, there have been no changes in our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014.

Concentrations of Credit Risk

For the three months ended April 30, 2015 and 2014 no single customer accounted for more than 10% of our total net revenues. For the three months ended April 30, 2015, one customer accounted for approximately 18.8% of total net revenues in our Asia-Pacific reportable segment. No single customer accounted for more than 10% of total net revenues in our Americas and EMEA reportable segments for the three months ended April 30, 2015. For the three months ended April 30, 2014, one customer accounted for approximately 12.5% of total net revenues in our Americas reportable segment and one customer accounted for approximately 11.7% of total net revenues in our Asia-Pacific reportable segment. No single customer accounted for more than 10% of total net revenues in our EMEA reportable segment for the three months ended April 30, 2014.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the six months ended April 30, 2015 and 2014 no single customer accounted for more than 10% of our total net revenues. For the six months ended April 30, 2015 one customer accounted for approximately 11.3% of total net revenues in our Asia-Pacific reportable segment. No single customer accounted for more than 10% of total net revenues in our Americas and EMEA reportable segments for the six months ended April 30, 2015. For the six months ended April 30, 2014, no single customer accounted for more than 10% of total net revenues in any of our reportable segments.

As of April 30, 2015 and October 31, 2014 no single customer accounted for more than 10% of our total Accounts receivable, net.

Recent Accounting Pronouncements

During April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We plan to early adopt ASU 2015-03 retrospectively effective October 31, 2015. Retrospective adoption will result in a $0.3 million decrease in Prepaid expenses and other current assets, and a $14.4 million decrease in Other long-term assets, with a corresponding $0.3 million decrease in Short-term debt and a $14.4 million decrease in Long-term debt in our Condensed Consolidated Balance Sheet at October 31, 2014. Adoption will not have any impact on results of operations.

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

During May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides new guidance on the recognition of revenue and states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The FASB has indicated that there may be certain future changes to the revenue guidance and on April 29, 2015, the FASB issued an exposure draft proposing the deferral of the effective date by one year. We plan to adopt ASU 2014-09 effective November 1, 2017 unless it is deferred. We are currently evaluating the transition method we will use and the impact on our consolidated financial position and results of operations.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the computation of net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended April 30,		Six Months Ended April 30,
	2015	2014	2015	2014
Basic and diluted net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Numerator:
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$17,564	$(23,915)	$31,412	$(40,148)
Denominator:
Weighted average shares attributable to VeriFone Systems, Inc. stockholders - basic	113,940	111,104	113,688	110,706
Weighted average effect of dilutive securities:
Stock options, RSUs and RSAs	1,960	—	2,039	—
Weighted average shares attributable to VeriFone Systems, Inc. stockholders - diluted	115,900	111,104	115,727	110,706
Net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Basic	$0.15	$(0.22)	$0.28	$(0.36)
Diluted	$0.15	$(0.22)	$0.27	$(0.36)

For the three months ended April 30, 2015 and 2014, equity incentive awards representing 1.3 million, and 9.2 million shares of common stock, respectively, were excluded from the calculation of weighted average shares for diluted net income (loss) per share as they were anti-dilutive. For the six months ended April 30, 2015 and 2014, equity incentive awards representing 1.3 million, and 9.2 million shares of common stock, respectively, were excluded from the calculation of weighted average shares for diluted net income (loss) per share as they were anti-dilutive. Anti-dilutive awards, which include stock options, RSUs and RSAs, could impact future calculations of diluted net income per share if the fair market value of our common stock increases.

Warrants to purchase 7.2 million shares of our common stock were outstanding at October 31, 2013 and expired unexercised in equal amounts on each trading day from December 19, 2013 to February 3, 2014. The warrants were anti-dilutive in the six months ended April 30, 2014 because the warrants' $62.356 exercise price was greater than the average share price of our common stock during that period.

Note 3. Income Taxes

We recorded a $1.4 million income tax provision and a $0.7 million income tax benefit for the three months ended April 30, 2015 and 2014, respectively. We recorded a $2.8 million income tax provision and a $7.6 million income tax benefit for the six months ended April 30, 2015 and 2014, respectively. The income tax provision for the three months ended April 30, 2015 is primarily related to foreign taxes and other discrete activity. The income tax benefit for the three months ended April 30, 2014 includes tax benefits from statutory tax rate changes in certain foreign countries, decreases in prior year unrecognized tax benefits, and other discrete activity. The income tax provision for the six months ended April 30, 2015 is primarily related to foreign taxes offset by the reversal of unrecognized tax benefits where statutes of limitations expired and audits were settled. The income tax benefit for the six months ended April 30, 2014 includes tax benefits from statutory tax rate changes in certain foreign countries, decreases in prior year unrecognized tax benefits, and other discrete activity. Losses generated during the three and six months ended April 30, 2014 in the U.S. federal, state, and certain foreign jurisdictions did not result in a tax benefit due to valuation allowances.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our total unrecognized tax benefits were approximately $108.2 million as of April 30, 2015. The amount of unrecognized tax benefits could be reduced upon closure of tax examinations or if the statute of limitations on certain tax filings expires without assessment from the relevant tax authorities. We believe that it is reasonably possible that there could be an immaterial reduction in unrecognized tax benefits due to statute of limitation expirations in multiple tax jurisdictions during the next 12 months. Interest and penalties accrued on these uncertain tax positions will also be released upon the expiration of the applicable statute of limitations.

U.S. Internal Revenue Service Tax Audit Assessment

We are currently under audit by the U.S. Internal Revenue Service for fiscal years 2005 through 2010 related to our 5 year net operating loss carry back for fiscal 2010. We have received a Notice of Proposed Adjustment indicating the denial of our worthless stock deduction of $154.3 million, related to the insolvency of one of our UK subsidiaries, recorded on our 2010 tax return. The impact of the Notice of Proposed Adjustment is the denial of the loss carryback to 2005 and 2006 which resulted in an approximately $25.0 million cash refund and the disallowance of approximately $29.0 million of future tax benefits residing in the NOL carryover which are offset with a valuation allowance. We filed our protest to the Notice of Proposed Assessment in April 2015 and believe the Internal Revenue Service position for the denial is without merit.

Israel Tax Audit Assessment

We are also currently under audit by the Israel Tax Authority for fiscal years 2008 through 2013. The Israel Tax Authority has issued a tax assessment claiming there was a business restructuring that resulted in a transfer of some functions, assets and risks from Israel to the US parent company that the Israel Tax Authority claims was an equity sale of 1.36 billion Israeli new shekels (approximately $353.8 million at the foreign exchange rate as of April 30, 2015). The Israel Tax Authority is alleging that the claim applies alternatively to fiscal years 2008 or 2009. These claims result in a tax liability and deficiency penalty assessment in the range of 545.4 million Israeli new shekels (approximately $141.5 million at the foreign exchange rate as of April 30, 2015), if the claim was assessed for fiscal year 2009, to 633.5 million Israeli new shekels (approximately $164.3 million at the foreign exchange rate as of April 30, 2015), if the claim was assessed for fiscal year 2008, including interest and the required Israeli price index adjustments (referred to as the linkage differentials) through April 30, 2015.

We filed our objection to the tax assessment in January 2015 and believe the Israel Tax Authority assessment position is without merit. We have agreed with the Israel Tax Authority to repay our $69.0 million intercompany loan from Israel to the extent of the amount of a final agreed tax assessment, if any.

Note 4. Balance Sheet and Statement of Operations Details

Cash and Cash Equivalents

As of April 30, 2015 and October 31, 2014, $186.7 million and $216.4 million, respectively, of our cash and cash equivalents were held by our foreign subsidiaries. If we decide to distribute or use such cash and cash equivalents outside those foreign jurisdictions, including a distribution to the U.S., we may be subject to additional taxes or costs.

As of April 30, 2015 and October 31, 2014, Prepaid expenses and other current assets included $5.5 million and $6.2 million, respectively, of restricted cash. As of both April 30, 2015 and October 31, 2014, Other long-term assets included $2.6 million of restricted cash. Restricted cash was mainly comprised of pledged deposits.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories consisted of the following (in thousands):

	April 30, 2015	October 31, 2014
Raw materials	$32,261	$36,264
Work-in-process	1,451	1,662
Finished goods	95,680	86,349
Total inventories	$129,392	$124,275

Accruals and Other Current Liabilities

Accruals and other current liabilities consisted of the following (in thousands):

	April 30, 2015	October 31, 2014
Accrued expenses	$76,408	$72,250
Accrued compensation	55,417	66,281
Accrued legal loss contingencies, including interest (Note 9)	6,209	5,728
Other current liabilities	61,098	62,723
Total accruals and other current liabilities	$199,132	$206,982

Other current liabilities were primarily comprised of accrued warranty, sales and value-added taxes payable, accrued liabilities for contingencies related to tax assessments, and accrued restructurings.

Accrued Warranty

Activity related to accrued warranty for the six months ended April 30, 2015 consisted of the following (in thousands):

Balance at beginning of period	$15,411
Warranty charged to Cost of net revenues	5,977
Utilization of warranty accrual	(5,434)
Other	(869)
Balance at end of period	15,085
Less: current portion	(12,824)
Long-term portion	$2,261

Deferred Revenue, Net

Deferred revenue, net of related costs consisted of the following (in thousands):

	April 30, 2015	October 31, 2014
Deferred revenue	$168,954	$168,712
Deferred cost of revenue	(23,480)	(25,669)
Deferred revenue, net	145,474	143,043
Less: current portion	(92,403)	(92,075)
Long-term portion	$53,071	$50,968

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	April 30, 2015	October 31, 2014
Unrecognized tax benefits liability, net	$33,373	$62,228
Contingent consideration payable	11,592	11,185
Other long-term liabilities	25,214	27,679
Total other long-term liabilities	$70,179	$101,092

Adoption of ASU 2013-11 effective November 1, 2014 resulted in a $24.2 million reduction in Unrecognized tax benefits liability, net, at November 1, 2014, because some of the unrecognized tax benefits are now presented net against Deferred tax assets. As of April 30, 2015, the $33.4 million Unrecognized tax benefits liability, net, includes accrued interest and penalties, none of which is expected to be paid within one year. We are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur.

Redeemable noncontrolling interest in subsidiary

On September 30, 2010, we acquired 80% of the outstanding equity of All Business Solutions - ABS S.r.l., pursuant to a share purchase agreement under which the holders of the remaining 20% of outstanding equity have the option to require us to purchase their shares at the then fair market value. The redeemable noncontrolling interest was reported in a separate line above Shareholders' equity in our Condensed Consolidated Balance Sheets and was recognized at the greater of the initial carrying amount increased or decreased for the noncontrolling interest's share of net income or loss or its redemption value.

On April 2, 2015 the minority shareholders of ABS S.r.l. exercised their option to require us to purchase their shares. As a result, the noncontrolling interest is reported in Other current liabilities in our Condensed Consolidated Balance Sheet at April 30, 2015.

Accumulated Other Comprehensive Loss

Activity related to Accumulated other comprehensive loss for the six months ended April 30, 2015 consisted of the following (in thousands):

	Foreign currency translation adjustments	Unrealized loss on derivatives designated as cash flow hedges (1)	Other (2)	Total
Balance at October 31, 2014	$(102,767)	$(720)	$(1,343)	$(104,830)
Gains (losses) before reclassifications, net of tax	(164,164)	(4,400)	—	(168,564)
Amounts reclassified from Accumulated other comprehensive loss, net of tax	—	1,572	54	1,626
Other comprehensive income (loss)	(164,164)	(2,828)	54	(166,938)
Balance at April 30, 2015	$(266,931)	$(3,548)	$(1,289)	$(271,768)
(1) Amounts reclassified from Accumulated other comprehensive loss, net of tax, were recorded in Interest, net in the Condensed Consolidated Statements of Operations. The related tax impacts were insignificant.
(2) Amounts reclassified from Accumulated other comprehensive loss, net of tax, were recorded in General and administrative expenses in the Condensed Consolidated Statements of Operations. The related tax impacts were insignificant.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation Expense

The following table presents the stock-based compensation expense recognized in our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2015	2014	2015	2014
Cost of net revenues	$409	$208	$1,128	$761
Research and development	1,208	1,744	3,952	5,859
Sales and marketing	3,499	5,864	7,579	8,628
General and administrative	3,756	4,061	8,368	12,361
Total stock-based compensation	$8,872	$11,877	$21,027	$27,609

Note 5. Financial Instruments

Fair Value Measurements

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

Our financial assets and liabilities consist principally of cash, accounts receivable, accounts payable, debt, foreign exchange forward contracts, interest rate swaps, and contingent consideration payable. We measure and record certain of our financial assets and liabilities at fair value on a recurring basis. The estimated fair value of cash, accounts receivable, and accounts payable approximates their carrying value. The estimated fair value of our debt approximates the carrying value because the interest rate on such debt adjusts to market rates on a periodic basis. Contingent consideration payable, interest rate swaps, and foreign exchange forward contracts are recorded at estimated fair value.

The following tables present our significant assets and liabilities that are measured at fair value on a recurring basis and their classification within the fair value hierarchy (in thousands). There were no transfers between levels of fair value hierarchy in the six months ended April 30, 2015 and the fiscal year ended October 31, 2014.

	April 30, 2015				October 31, 2014
	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets
Other current and long-term assets:
Derivative financial instruments	$822	$—	$822	$—	$195	$—	$195	$—
Total assets measured and recorded at fair value	$822	$—	$822	$—	$195	$—	$195	$—

Liabilities
Other current and long-term liabilities:
Contingent consideration payable	$12,760	$—	$—	$12,760	$11,824	$—	$—	$11,824
Derivative financial instruments	4,236	—	4,236	—	1,315	—	1,315	—
Total liabilities measured and recorded at fair value	$16,996	$—	$4,236	$12,760	$13,139	$—	$1,315	$11,824

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Contingent Consideration Payable

The following table presents changes in our contingent consideration payable for the six months ended April 30, 2015, which is categorized in Level 3 of the fair value hierarchy (in thousands):

Balance at beginning of period	$11,824
Additions	175
Payments	(186)
Changes in estimates, included in Other income (expense), net	(90)
Interest expense	1,037
Balance at end of period	$12,760

The contingent consideration payable is classified as Level 3 because we use significant unobservable inputs to determine the expected outputs and an appropriate discount rate to calculate the fair value. The key assumptions in applying the approach for contingent consideration are internally forecasted net revenues, the probability of achieving the net revenues, and an appropriate discount rate. The maximum liability on the contingent consideration payable is indeterminate, as it depends on future net revenues. We will evaluate changes in the assumptions used to calculate the fair values of contingent consideration payable at the end of each period.

Derivative Financial Instruments

Interest Rate Swap Agreements Designated as Cash Flow Hedges

We use interest rate swap agreements to hedge the variability in cash flows related to interest payments. On March 23, 2012, we entered into a number of interest rate swap agreements to effectively convert $500.0 million of the term A loan from a floating rate to a 0.71% fixed rate plus applicable margin through March 31, 2015. On January 8, 2015, we entered into a number of new interest rate swap agreements to effectively convert $500.0 million of the term A loan from a floating rate to a 1.20% fixed rate plus applicable margin effective April 1, 2015, after the expiration of existing swap agreements. The principal amount under the term A loan covered by these new interest rate swap agreements will decrease to $450.0 million from April 1, 2017 through August 31, 2017, and $400.0 million from September 1, 2017 through March 31, 2018.

The interest rate swaps qualify for hedge accounting treatment as cash flow hedges. The notional amounts of interest rate swap agreements outstanding as of April 30, 2015 and October 31, 2014 were each $500.0 million.

Gains and losses arising from the effective portion of interest rate swap agreements are recorded in Accumulated other comprehensive loss, and are subsequently reclassified into earnings in the period or periods during which the underlying transactions affect earnings. As of April 30, 2015, the estimated net derivative loss related to our cash flow hedges included in Accumulated other comprehensive loss that will be reclassified into earnings in the next 12 months is $4.2 million.

Foreign Exchange Forward Contracts Not Designated as Hedging Instruments

We arrange and maintain foreign exchange forward contracts so as to yield gains or losses to offset changes in foreign currency denominated assets or liabilities due to changes in foreign exchange rates, with the objective to mitigate the volatility associated with foreign currency transaction gains or losses. Our foreign currency exposures are predominantly inter-company receivables and payables arising from product sales and loans from one of our entities to another. Our foreign exchange forward contracts generally mature within 90 days. The notional amounts of such contracts outstanding as of April 30, 2015 and October 31, 2014 were $229.3 million and $241.1 million, respectively.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We recognized the following gains (losses) on foreign exchange forward contracts not designated as cash flow hedges (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2015	2014	2015	2014
Gains (losses) recognized in Other income (expense), net in our Condensed Consolidated Statements of Operations	$(631)	$(5,142)	$10,903	$(5,573)

Note 6. Goodwill and Purchased Intangible Assets

Goodwill

Activity related to goodwill for the six months ended April 30, 2015 consisted of the following (in thousands):

Balance at beginning of period	$1,185,892
Additions	8,372
Currency translation adjustments	(107,205)
Balance at end of period	$1,087,059

Goodwill is not amortized. We review goodwill for impairment annually, and whenever events or changes in circumstances indicate its carrying amount may not be recoverable. Based on our review for potential indicators of impairment performed during the six months ended April 30, 2015 and the fiscal year ended October 31, 2014, there were no indicators of impairment.

On February 2015, we acquired all the outstanding shares of Double Beam, Inc. for a total consideration of $11.8 million in a transaction that we accounted for using the acquisition method of accounting. We paid $10.5 million at the close date and the remaining consideration is payable on the one year anniversary of the transaction. Double Beam delivers Android based cloud point-of-sale solutions in the United States. Purchased intangible assets, which principally related to developed and core technology, totaled $3.4 million and goodwill totaled $8.4 million at the acquisition date. The goodwill was assigned to our Americas reportable segment and will not be deductible for income tax purposes.

Purchased Intangible Assets, Net

Purchased Intangible assets, net consisted of the following (in thousands):

	April 30, 2015			October 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$596,802	$(265,072)	$331,730	$673,081	$(255,161)	$417,920
Developed and core technology	98,743	(75,190)	$23,553	108,379	(76,738)	$31,641
Other	18,592	(13,065)	5,527	20,556	(12,522)	8,034
Total	$714,137	$(353,327)	$360,810	$802,016	$(344,421)	$457,595

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity related to purchased intangible assets during the six months ended April 30, 2015 includes a $87.6 million currency translation adjustment to Gross carrying amount and a $38.5 million currency translation adjustment to Accumulated amortization.

Amortization of purchased intangible assets was allocated as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2015	2014	2015	2014
Included in Cost of net revenues	$4,609	$11,074	$9,269	$22,537
Included in Operating expenses	20,567	24,657	42,899	49,332
Total amortization of purchased intangible assets	$25,176	$35,731	$52,168	$71,869

Note 7. Financings

Amounts outstanding under our financing arrangements consisted of the following (in thousands):

	April 30, 2015	October 31, 2014
2011 Credit Agreement
Term A loan	$577,500	$592,500
Term B loan	198,500	199,500
Revolving loan	71,000	95,000
Other	421	706
Total principal payments due	847,421	887,706
Less: original issue discount	(4,045)	(4,535)
Total amounts outstanding	843,376	883,171
Less: current portion	(31,996)	(32,131)
Long-term portion	$811,380	$851,040

2011 Credit Agreement

Key terms of our amended and restated 2011 credit agreement (the "2011 Credit Agreement") include financial maintenance covenants and certain representations, warranties, covenants, and conditions that are customarily required for similar financings. We were in compliance with all financial covenants under this credit agreement as of April 30, 2015.

Borrowings under this credit agreement bear interest at a “Base Rate” or “Eurodollar Rate”, at our option, plus an applicable margin based on certain financial ratios, determined and payable quarterly. As of April 30, 2015, we elected the "Eurodollar Rate" margin option for our borrowings and the interest margins were 2.00% for the term A loan and the revolving loan, and 2.75% for term B loan. Accordingly as of April 30, 2015, the interest rate was 2.19% for the term A loan and the revolving loan and 3.5% for the term B loan. We have a number of interest rate swap agreements to effectively convert a portion of term A loan from a floating interest rate to a fixed interest rate. As of April 30, 2015, $500.0 million of the term A loan is effectively at a 1.20% fixed rate plus applicable margin based on interest rate swaps. As of April 30, 2015, the commitment fee for the unused portion of the revolving loan was 0.375% per annum, payable quarterly in arrears, and the amount available to draw under the revolving loan was $429.0 million.

Note 8. Restructurings

As part of cost optimization and corporate transformation initiatives, during fiscal year 2014 our management approved, committed to and initiated restructuring plans to reduce headcount, and consolidate facilities and data centers. These plans are expected to be substantially complete by the end of fiscal year 2015.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity related to our restructuring plans for the six months ended April 30, 2015 consisted of the following (in thousands):

	April 2014 Restructuring Plan		June 2014 Restructuring Plan
	Employee Involuntary Termination Benefits	Facilities Related Costs	Employee Involuntary Termination Benefits	Facilities Related Costs	Total
Balance at beginning of period	$319	$1,194	$5,500	$399	$7,412
Charges, net of adjustments	(67)	537	994	70	1,534
Cash payments	(224)	(1,866)	(4,779)	(454)	(7,323)
Other	—	135	—	—	135
Balance at end of period	$28	$—	$1,715	$15	$1,758
Cumulative costs to date	$5,139	$1,967	$12,329	$841	$20,276

The following table presents the restructuring expense recognized in our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2015	2014	2015	2014
Cost of net revenues	$(48)	$866	$35	$866
Research and development	32	734	154	734
Sales and marketing	108	2,614	793	2,614
General and administrative	69	1,557	552	1,557
	$161	$5,771	$1,534	$5,771

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

In connection with our taxi solutions business, we enter into operating lease arrangements for the right to place advertising in or on taxicabs. In general, these lease arrangements are non-cancelable for terms ranging from three to eight years, require us to pay minimum lease amounts based on the types and locations of the advertising displays in or on the taxicabs, and are subject to fee escalation clauses. Based upon the number of operational taxicabs with our advertising displays at April 30, 2015, we had total lease commitments of $76.9 million relating to such lease arrangements, which are included in the future minimum lease payments in the table below.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments under these leases as of April 30, 2015 were as follows (in thousands):

Years Ending October 31:	Minimum Lease Payments
Remainder of fiscal year 2015	$17,944
2016	29,897
2017	26,259
2018	17,812
2019	16,329
2020	13,109
Thereafter	14,137
Total	$135,487

Rent expense consisted of the following (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2015	2014	2015	2014
Rent expense for non-cancelable taxi operating leases	$8,372	$9,528	$17,301	$17,978
Facility and other rent expense	6,701	7,406	13,886	14,824
Total rent expense	$15,073	$16,934	$31,187	$32,802

Manufacturing Agreements

We work on a purchase order basis with our contract manufacturers, which are located in China, Singapore, Malaysia, Brazil, Germany, and Romania, and component suppliers located throughout the world, to supply nearly all of our finished goods inventories, spare parts, and accessories. We provide each such supplier with a purchase order to cover the manufacturing requirements, which generally constitutes a binding commitment by us to purchase materials and finished goods produced by the manufacturer as specified in the purchase order. Most of these purchase orders are considered to be non-cancelable and are expected to be paid within one year of the issuance date. As of April 30, 2015, the amount of purchase commitments issued to contract manufacturers and component suppliers totaled approximately $115.3 million. Of this amount, $11.6 million has been recorded in Accruals and other current liabilities in our Condensed Consolidated Balance Sheets because these commitments are not expected to have future value to us.

Bank Guarantees

We have issued bank guarantees with maturities ranging from two months to six years to certain of our customers and vendors as required in some countries to support certain performance obligations under our service or other agreements with those parties. As of April 30, 2015, the maximum amount that may become payable under these guarantees was $12.1 million, of which $1.9 million was collateralized by restricted cash deposits.

Letters of Credit

We provide standby letters of credit in the ordinary course of business to third parties as required. As of April 30, 2015, the maximum amounts that may become payable under these letters of credit was $8.0 million, of which $1.0 million was collateralized by restricted cash deposits.

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

Brazilian Tax Assessments

State Value-Added Tax

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the São Paulo State Revenue Department for collection of state sales taxes related to purported sales of software for the 1998 and 1999 tax years. In 2004, an appeal against this unfavorable administrative decision was filed in a judicial proceeding. The first level decision in the judicial proceeding was issued in our favor. The São Paulo State Revenue Department filed an appeal of this decision. The second level administrative decision ordered that the case be returned to the lower court in order to allow the production of further evidence. Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible that we may receive an unfavorable decision in this proceeding. The tax assessment including estimated interest through April 30, 2015 for this matter totals approximately 7.7 million Brazilian reais (approximately $2.7 million at the foreign exchange rate as of April 30, 2015). As of April 30, 2015, we have not accrued for this matter.

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

In the Vitória tax assessment, the fines were reduced from 4.7 million Brazilian reais (approximately $1.6 million at the foreign exchange rate as of April 30, 2015) to 1.5 million Brazilian reais (approximately $505,000 at the foreign exchange rate as of April 30, 2015) on a first level administrative decision on January 26, 2007. Both we and the tax authorities filed appeals of the first level administrative decision. In this appeal, we argued that the tax authorities did not have enough evidence to determine that the import transactions were indeed fraudulent and that, even if there were some irregularities in such importations, they could not be deemed to be our responsibility since all the transactions were performed by the third-party importer of the goods. On June 30, 2010, the Taxpayers Administrative Council of Tax Appeals decided to reinstate the original claim amount of 4.7 million Brazilian reais (approximately $1.6 million at the foreign exchange rate as of April 30, 2015) against us. On February 27, 2013, the Taxpayers Administrative Council of Tax Appeals issued its formal ruling reinstating the original claim amount. On May 31, 2013, we filed a motion to clarify such ruling, which is pending a decision.

In the Itajai tax assessment, we were notified on January 18, 2008, of a first level administrative decision rendered that maintained the total fine of 2.0 million Brazilian reais (approximately $682,000 at the foreign exchange rate as of April 30, 2015) as imposed, excluding interest. On May 27, 2008, we appealed the first level administrative decision to the Taxpayers Council. This matter is pending second level decision.

In December 2013, we sought to enroll the entire amount of tax liabilities in dispute for both the Vitória and Itajai assessments in the REFIS Amnesty. However, because we are named as a jointly-liable party rather than as the primary defendant in these matters, these assessments were not listed in the REFIS Amnesty web-based portal as available for election under the REFIS Amnesty. We believe these matters qualify for inclusion in the REFIS Amnesty and have filed the required notifications to our local tax office and commenced payments to indicate our decision to enroll these matters in the REFIS Amnesty. We expect the tax authorities' confirmation that these matters have been included in the REFIS Amnesty once they complete their procedures to consolidate the enrolled assessments. We elected to make the amnesty payments for these matters in monthly installments over a 30-month period for total payments, inclusive of interest and penalties, of 7.6 million Brazilian reais (approximately $2.6 million at the foreign exchange rate as of April 30, 2015). We accrued the full amount of the payments, plus estimated interest, under the REFIS Amnesty for these matters in December 2013 when we enrolled in the program, and made our first payment on December 26, 2013. As of April 30, 2015, we have remaining installment payments totaling 3.0 million Brazilian reais (approximately $1.0 million at the foreign exchange rate as of April 30, 2015).

We had previously accrued the estimated liability for both the Vitória and Itajai assessments. Based on our understanding of the underlying facts of these matters, we believe it is probable we may receive an unfavorable decision for each of these assessments unless we are able to resolve these matters through the REFIS Amnesty. Upon confirmation of acceptance of these matters into the REFIS Amnesty, we will reduce our accrued liabilities related to these matters to reflect the discounted amounts due under the REFIS Amnesty. As of April 30, 2015, we have accruals totaling 12.3 million Brazilian reais (approximately $4.2 million at the foreign exchange rate as of April 30, 2015).

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

For the 2002 assessment, we applied available net operating losses, to the extent permitted, toward the interest and penalties portion of the settlement obligation under the REFIS Amnesty. For the remaining balance, we elected to make the amnesty payments in monthly installments over a 90-month period for total payments of 2.2 million Brazilian reais (approximately $763,000 at the foreign exchange rate as of April 30, 2015). We accrued the full amount of the payments, plus estimated interest, under the REFIS Amnesty for this matter in December 2013 when we enrolled in the program, and made our first payment on December 26, 2013. In the first quarter of fiscal year 2015, based on new provisions made available under the REFIS Amnesty, we elected to pay all remaining outstanding amounts due under the REFIS Amnesty in relation to the 2002 assessment, and settled such payments using cash and additional available net operating losses.

For the 2003 assessments, we applied available net operating losses, to the extent permitted, toward the interest and penalties portion of the settlement obligation under the REFIS Amnesty. At the time we initially appealed the 2003 assessments to the civil courts, we were required to make a deposit of 2.8 million Brazilian reais (approximately $980,000 at the foreign exchange rate as of April 30, 2015) to the court in order to perfect our appeal. In light of our enrollment of certain of the 2003 assessments in the REFIS Amnesty, we have notified the civil court of our enrollment and requested the release of the portion of the deposit for the assessments enrolled in the REFIS Amnesty, which totals 675,000 Brazilian reais (approximately $233,000 at the foreign exchange rate as of April 30, 2015). Once approved by the court, the released funds will be applied against the settlement obligation under the REFIS Amnesty. Approximately 2.2 million Brazilian reais (approximately $747,000 at the foreign exchange rate as of April 30, 2015) will remain deposited in connection with the 2003 assessments that will continue in the civil courts and which deposits will be released to the prevailing party after resolution of the underlying assessments.

Excluding the assessments that have been enrolled in the REFIS Amnesty for this matter, which have been accrued as described above, the remaining assessments total 3.6 million Brazilian reais (approximately $1.2 million at the foreign exchange rate as of April 30, 2015), including estimated penalties and interest, as of April 30, 2015. Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible we may receive an unfavorable decision related to these remaining assessments.

We also elected to enroll a number of outstanding tax offset requests that were previously applied for by the Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 in the REFIS Amnesty. These outstanding tax offset requests relate to non-income tax debts, primarily for IRPJ, PIS and COFINS for past tax years, and total approximately 2.5 million Brazilian reais (approximately $862,000 at the foreign exchange rate as of April 30, 2015), including estimated penalties and interest. We applied available net operating losses toward the interest and penalties portion of the settlement obligation under the REFIS Amnesty. For the remaining balance, we elected to make the amnesty payments in monthly installments over a 90-month period for total payments of 1.3 million Brazilian reais (approximately $461,000 at the foreign exchange rate as of April 30, 2015). We accrued the full amount of the payments, plus estimated interest, under the REFIS Amnesty for these matters in December 2013 when we enrolled in the program, and made our first payment on December 26, 2013. After further review, the tax authorities agreed to our positions in certain of these cases and reduced our liabilities under the REFIS Amnesty. In the first quarter of fiscal year 2015, based on new provisions made available under the REFIS Amnesty, we elected to pay all remaining outstanding amounts due under the REFIS Amnesty in relation to the remaining tax offset requests, and settled such payments using cash and additional available net operating losses.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Municipality Services Tax Assessments

In December 2009, one of the Brazilian subsidiaries that was acquired as part of the Lipman acquisition was notified of a tax assessment regarding alleged nonpayment of tax on services rendered for the period from September 2004 to December 2004. This assessment was issued by the municipality of São Paulo (the "municipality"), and asserts a services tax deficiency and related penalties totaling 875,000 Brazilian reais (approximately $301,000 at the foreign exchange rate as of April 30, 2015), excluding interest. The municipality claims that the Brazilian subsidiary rendered certain services within the municipality of São Paulo but simulated that those services were rendered in another city. At the end of December 2010 the municipality issued further tax assessments alleging the same claims for 2005 through June 2007. These additional subsequent claims assert services tax deficiencies and related penalties totaling 5.9 million Brazilian reais (approximately $2.0 million at the foreign exchange rate as of April 30, 2015), excluding interest. We received unfavorable decisions from the administrative courts, which ruled to maintain the tax assessments for each of these matters. No further grounds of appeal are available to us for these assessments within the administrative courts. In October 2012, as a result of the decision at the administrative level, the tax authorities filed an enforcement action in the civil courts to collect on the services tax assessments amounts awarded by the administrative court, and seeking other related costs and fees. On March 6, 2013, we filed our defensive claims in the civil courts in response to the tax authorities' enforcement action. In February 2013 the tax authorities filed an additional enforcement action in the civil courts to collect on the penalties related to the services tax assessments amounts awarded by the administrative courts. Based on our understanding of the underlying facts of this matter and our evaluation of the potential outcome at the judicial level, we believe it is reasonably possible that our Brazilian subsidiary will be required to pay some amount of the alleged tax assessments and penalties related to these matters, as well as amounts of interest and certain costs and fees imposed by the court related thereto. As of April 30, 2015, the amount of the alleged tax assessments and penalties related to these matters was approximately 5.8 million Brazilian reais (approximately $2.0 million at the foreign exchange rate as of April 30, 2015), and the estimated interest, costs and fees related thereto were approximately 14.2 million Brazilian reais (approximately $4.9 million at the foreign exchange rate as of April 30, 2015).

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the municipality of Curitiba for collection of alleged services tax deficiency. An appeal against this unfavorable administrative decision was filed in a judicial proceeding and currently the case is pending the municipality of Curitiba's compliance with the writ of summons. As of April 30, 2015, the underlying assessment, including estimated interest, was approximately 8.3 million Brazilian reais (approximately $2.9 million at the foreign exchange rate as of April 30, 2015). Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible that we may receive an unfavorable decision in this proceeding.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On December 22, 2014, the Federal Circuit denied Cardsoft's petition for rehearing by the panel and hearing en banc, and issued its mandate on December 29, 2014. On March 23, 2015, Cardsoft filed a petition for certiorari with the U.S. Supreme Court, requesting the Court to grant its petition, vacate the Federal Circuit's decision and remand for the Federal Circuit to review using a lower standard of review. We have opposed Cardsoft's petition and continue to believe that the likelihood of a reversal of the Federal Circuit's opinion is remote.

Following the Federal Circuit's issuance of its mandate, Cardsoft also filed motions before the District Court claiming that it was entitled to a new trial to allege infringement under the doctrine of equivalents and seeking to reopen the case before the District Court. We have opposed these motions and have filed a cross motion to dismiss this matter in its entirety. The District Court has not yet scheduled a hearing date on these motions.

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

On December 3, 2014, the court issued an order sustaining our demurrer and granting plaintiff's motion to stay. Plaintiff made a demand on the Board of Directors on December 23, 2014. The Board must respond within a reasonable time period. The stay will be terminated upon service of the Board's response and plaintiff shall have 20 days from the date of service either to file an amended complaint or to voluntarily dismiss the action. The parties are currently engaged in settlement discussions.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Israel Securities Class Action

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

On November 13, 2011, plaintiff filed an amended application for leave to appeal addressing the Israeli District Court's ruling. We filed an amended response on December 28, 2011. On January 1, 2012, the Israeli Supreme Court ordered consideration of the application by three justices. On July 2, 2012, the Israeli Supreme Court ordered us to file an updated notice on the status of the proceedings in the U.S. securities class action then pending in the U.S. Court of Appeals for the Ninth Circuit by October 1, 2012. On October 11, 2012, we filed an updated status notice in the Israeli Supreme Court on the proceedings in the U.S. securities class action pending at the time in the U.S. Court of Appeals for the Ninth Circuit. On January 9, 2013, the Israeli Supreme Court held a further hearing on the status of the appeal in the U.S. Court of Appeals for the Ninth Circuit and recommended that the parties meet and confer regarding the inclusion of the Israeli plaintiffs in the federal class action pending in the U.S. On February 10, 2013, the Israeli Supreme Court issued an order staying the case pursuant to the joint notice submitted to the court by the parties on February 4, 2013. The plaintiff and putative class members in this action are included in the stipulated settlement of the federal securities class action, In re VeriFone Holdings, Inc., disclosed above unless an individual plaintiff opts out. Following the February 25, 2014 judgment and orders by the U.S. court, in April 2014, the parties in the Israel class action filed a joint motion requesting that the Israeli Supreme Court renew the proceedings on appeal concerning the determination of the applicable law. A hearing was held on June 23, 2014 concerning whether the Israel class action should proceed in light of the settlement in the U.S. class action. On June 29, 2014, the plaintiff filed a supplemental pleading at the court’s request. We filed our reply pleading on August 19, 2014, and plaintiff filed a further response pleading on September 4, 2014. On April 2, 2015, the Israeli Supreme Court ruled that the Israeli class action is estopped by the U.S. class action settlement and dismissed the case.

On May 13, 2015, a new class action complaint was filed against us in Israel alleging similar claims as the dismissed Israeli class action, and alleging that Israeli shareholders were deprived of due process in the U.S. class action settlement proceedings. We intend to move to dismiss the new class action on substantially the same grounds on which the previous case was dismissed.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In re VeriFone Securities Litigation

On March 7, 2013, a putative securities class action was filed in the U.S. District Court for the Northern District of California against us, certain of our former officers and one of our current officers and alleged claims in connection with our February 20, 2013 announcement of preliminary financial results for the fiscal quarter ended January 31, 2013. The action, captioned Sanders v. VeriFone Systems, Inc. et al., Case No. C 13-1038, and subsequently re-captioned In re VeriFone Securities Litigation, was initially brought on behalf of a putative class of purchasers of VeriFone securities between December 14, 2011 and February 19, 2013 and asserted claims under the Securities Exchange Act Sections 10(b) and 20(a) and SEC Rule 10b-5 for securities fraud and control person liability. The claims were based on allegations that we and the individual defendants made false or misleading public statements regarding our business, operations, and financial controls during the putative class period. The complaint sought unspecified monetary damages and other relief. Two additional class actions related to the same matter (Laborers Local 235 Benefit Funds v. VeriFone Systems, Inc. et al., Case No. CV 13-1676 and Bland v. VeriFone Systems, Inc. et al., Case No. CV 13-1853) were filed in April 2013. On May 6, 2013, several putative plaintiffs and plaintiffs' law firms filed motions to consolidate these three securities class actions and requesting appointment as lead plaintiff and lead counsel, respectively. The plaintiffs in Laborers Local 235 Benefit Funds v. VeriFone Systems, Inc. et al. and Bland v. VeriFone Systems, Inc. et al. voluntarily dismissed their respective actions, without prejudice, on July 10, 2013 and July 17, 2013, respectively, and filed motions to be appointed lead plaintiff in the action previously captioned Sanders v. VeriFone Systems, Inc. et al. On October 7, 2013, the court entered an order appointing the Selz Funds as lead plaintiffs and appointing Gold Bennett Cera & Sidener LLP as lead counsel. Lead plaintiffs' first amended complaint was filed on December 16, 2013. The first amended complaint expanded the putative class period to December 14, 2011 and February 20, 2013, inclusive, and removed the current officer who was named in the original complaint from the action. We filed our motion to dismiss the amended complaint on February 14, 2014, lead plaintiffs filed their opposition on April 15, 2014 and we filed our reply on May 16, 2014. On May 27, 2014, the court took the motion to dismiss under submission without oral argument. On August 8, 2014, the court dismissed the amended complaint, with leave to amend. Lead plaintiffs filed their second amended complaint on October 7, 2014. We filed a motion to dismiss the second amended complaint on December 8, 2014. Lead plaintiffs filed their opposition and we filed our reply. The court has taken the motion under submission without a hearing.

Dolled v. Bergeron et al.

On April 19, 2013, a derivative action, Dolled v. Bergeron et al., Case No. 113-CV-245056, was filed in the Superior Court of California, County of Santa Clara in connection with our February 20, 2013 announcement of preliminary financial results for the fiscal quarter ended January 31, 2013. The action, brought derivatively on behalf of VeriFone, names VeriFone as a nominal defendant and brings claims for insider selling, breach of fiduciary duty and unjust enrichment variously against certain of our current and former officers and directors. The complaint seeks unspecified monetary damages, restitution and disgorgement of profits and compensation paid to defendants, injunctive relief directing us to reform its corporate governance, and payment of the plaintiff's costs and attorneys' fees. On May 30, 2013, the court entered the parties' stipulation and proposed order, which appointed plaintiff and plaintiff's counsel as lead plaintiff and lead counsel, respectively, in the consolidated action, captioned In re VeriFone Systems, Inc. Derivative Litigation. The next case management conference is scheduled for September 25, 2015.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Zoumboulakis v. McGinn et al.

On May 24, 2013, a federal derivative action, Zoumboulakis v. McGinn et al., Case No. 13-CV-02379, was filed in the U.S. District Court for the Northern District of California against certain current and former directors and officers derivatively on our behalf. The complaint, which names us as a nominal defendant, alleges breach of fiduciary duty and abuse of control and asserts claims under Section 14(a) of the Securities Exchange Act of 1934 for false or misleading financial statements and proxy statement disclosures. The complaint seeks unspecified monetary damages, including exemplary damages, restitution from defendants, injunctive relief directing us to make certain corporate governance reforms, and payment of the plaintiff's costs and attorneys' fees. On August 12, 2013, the court entered defendants' motion seeking to relate this action to the pending shareholder class action, Sanders v. VeriFone Systems, Inc. et al. On October 31, 2013, the court entered a stipulation and order setting a December 31, 2013 deadline for the filing of an amended complaint and setting a January 30, 2014 deadline for defendants to move or answer. An initial case management conference was held on January 17, 2014. On January 21, 2014, plaintiff filed an amended complaint, which removed one of our former officers from the action and added an additional former director as a defendant. The amended complaint brings claims against the defendants for breach of fiduciary duty, abuse of control, violations of Securities Exchange Act Section 14(a), and unjust enrichment. The amended complaint also brings claims for insider trading against three of the named former and current directors. We filed our motion to dismiss the amended complaint on March 7, 2014, plaintiff filed an opposition on April 23, 2014, and we filed our reply on May 16, 2014. On May 27, 2014, the court took the motion to dismiss under submission without oral argument. On August 7, 2014, the court dismissed the amended complaint, with leave to amend. Plaintiff filed a second amended complaint on October 17, 2014. We filed a motion to dismiss the second amended complaint on December 18, 2014. Plaintiff filed an opposition and we filed our reply. The court has taken the motion under submission without a hearing.

If any of these class action or derivative lawsuits is resolved adversely to us, it could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Antitrust Investigation

The Competition Commission of India ("CCI") investigated certain complaints made against us alleging unfair practices based on certain provisions in our software development license arrangements in India. We cooperated with requests by the CCI in its investigation. In March 2014, the director general of the CCI investigating the allegations issued a report rejecting certain of the allegations, but also finding that certain provisions of our licenses may constitute unfair business practices. VeriFone India Sales Pvt. Ltd. filed objections to that report.

In April 2015, the CCI issued rulings directing Verifone India to cease and desist from engaging in the alleged anti-competitive conduct and imposing a penalty, the amount of which is not material to our results of operations. We have accrued the full amount of this penalty and intend to appeal these rulings.

The CCI's rulings reserved the right to pursue additional proceedings against individuals that it deems responsible for the alleged conduct. We are unable to make any estimate of potential loss for any further proceedings the CCI may pursue but do not expect it to be material to our results of operations.

Other Litigation

After termination of their services, several former contractors of one of our Brazilian subsidiaries filed individual lawsuits in the Labor Court of São Paulo against the subsidiary alleging an employer-employee relationship and wrongful termination, and claiming, among other damages, statutorily-imposed salaries, vacations, severance and bonus amounts, social contributions and penalties and moral damages. In October 2012, we received a partially unfavorable judgment for one of these lawsuits, with the court ruling that an employer-employee relationship existed. We did not prevail in our appeal of the unfavorable judgment. As of April 30, 2015, we have accrued for the unfavorable judgment in this matter, which amount is not material to our results of operations. We have settled, without admitting any wrongdoing or violation of law, the other filed lawsuits, in each case, for a cash payment. The amounts of these settlements are not material to our results of operations.

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

Note 10. Segment and Geographic Information

Segment Information

Net revenues and operating income of each segment reflect net revenues and expenses that are directly attributable to that segment. Net revenues and expenses not allocated to segment net revenues and segment operating income include amortization of purchased intangible assets, adjustments to contingent consideration, fair value decrease (step-down) in deferred revenue at acquisition, corporate inventory reserves, asset impairments, restructuring expenses, stock-based compensation, as well as corporate research and development, sales and marketing, general and administrative expense (benefits). We do not separately evaluate assets by segment, and therefore assets by segment are not presented below.

The following table sets forth net revenues for our reportable segments and reconciles segment net revenues to total net revenues (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2015	2014	2015	2014
Segment net revenues:
Americas	$261,024	$208,631	$492,526	$399,147
EMEA	179,654	190,575	360,188	376,876
Asia-Pacific	49,588	67,569	124,466	127,902
Total segment net revenues	490,266	466,775	977,180	903,925
Net revenues not allocated to segment net revenues	(122)	(358)	(810)	(1,442)
Total net revenues	$490,144	$466,417	$976,370	$902,483

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth operating income for our reportable segments and reconciles segment operating income to consolidated operating income (loss) (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2015	2014	2015	2014
Operating income by segment:
Americas	$81,957	$49,194	$152,242	$99,636
EMEA	49,354	52,597	96,311	106,334
Asia-Pacific	4,212	16,101	18,383	27,865
Total segment operating income	135,523	117,892	266,936	233,835
Items not allocated to segment operating income:
Net revenues not allocated to segment net revenues	(122)	(358)	(810)	(1,442)
Amortization of purchased intangible assets	(25,176)	(35,731)	(52,168)	(71,869)
Stock-based compensation expense	(8,872)	(11,877)	(21,027)	(27,609)
Restructuring expense	(161)	(5,771)	(1,534)	(5,771)
Litigation settlement and loss contingency expense	(1,213)	(9,000)	(1,213)	(9,000)
Other expenses not allocated to segments	(70,263)	(68,703)	(137,293)	(138,207)
Total operating income (loss)	$29,716	$(13,548)	$52,891	$(20,063)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Results of Operations:

•
Consolidated Results of Operations: An analysis and discussion of our financial results comparing our consolidated results of operations for the three and six months ended April 30, 2015 to the three and six months ended April 30, 2014.

•
Segment Results of Operations: An analysis and discussion of our financial results comparing the results of operations for each of our three reportable segments, Americas, EMEA, and Asia-Pacific, for the three and six months ended April 30, 2015 to the three and six months ended April 30, 2014.

Financial Outlook: A discussion of our expectations regarding certain trends that may affect our financial condition and results of operations.

Liquidity and Capital Resources: An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

Contractual Obligations and Off-Balance Sheet Arrangements: Disclosures related to our contractual obligations, contingent liabilities, commitments, and off-balance-sheet arrangements, as of April 30, 2015.

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

The markets in which we operate are highly competitive. We compete based on various factors, including product functions and features, pricing, product quality and reliability, design innovation, interoperability with third-party systems and brand reputation. We also compete based on product availability and certifications, as well as service offerings and support. We continue to experience intense competition in all of our operating segments from traditional POS terminal providers and we also see new companies entering our markets, including entrants offering some form of mobile device based payment options. In certain markets, such as China and Brazil, we see customers requiring a choice of offerings to meet their preference of features and enhancements for a lower cost. This trend has increased competition and pricing pressures. Our competitors are introducing increasingly aggressive pricing in these markets and clients are relying more on pricing for their purchase decisions.

Our Sources of Revenue

Sales of our point of sale electronic payment devices and systems continue to be a significant source of revenues. These system solutions consist of point of sale electronic payment devices that run our unique operating systems, security and encryption software, and certified payment software, and that are designed to suit our clients' needs in a variety of environments, including traditional multilane and countertop implementations, self-service or unattended environments, as well as in-vehicle and portable deployments. Our system solutions can securely process a wide range of payment types including signature and PIN-based debit cards, credit cards, contactless/radio frequency identification cards, smart cards, pre-paid gift and other stored-value cards, electronic bill payment, check authorization and conversion, signature capture and electronic benefits transfer, or EBT. Our unique architecture enables multiple value-added applications, including third-party applications, such as gift card and loyalty card programs, healthcare insurance eligibility, and time and attendance tracking, and allows these applications to reside on the same system without requiring recertification upon the addition of new applications. Security continues to be an important factor for our clients and we have experienced increasing demand for EMV capable terminal solutions.

We continue to invest in developing a broad portfolio of service solutions complementary to our systems solutions and designed to meet a wide range of merchant and partner needs, including removing complexity from payments, increasing ease of use, adding value by enriching the consumer experience at the POS and helping our clients grow their businesses and strengthening their relationships with consumers. Services are an important part of our business and revenues, accounting for approximately 33.8% and 34.7% of our total net revenues in the three and six months ended April 30, 2015 respectively. Our service offerings include our Payment-as-a-Service solutions, managed services and terminal management solutions, payment-enabled media, in-taxi payment solutions, security solutions, and other value-added services at the point of sale. We also offer a host of support services, including software development, installation and deployment, warranty, post-sale support, repairs, and training.

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

Because our revenue recognition depends on, among other things, the timing of product shipments, decisions we make about product shipments, particularly toward the end of a fiscal quarter, may impact our reported revenues. The timing of product shipments may depend on a number of factors, including costs of air shipments if required, the delivery date requested by customers, and our operating capacity to fill orders and ship products, as well as our own long and short-term business planning and supply chain management. These factors may affect timing of shipments and consequently revenues recognized for a particular period.

Significant Matters

Transformation Initiatives

During December 2013 we launched a transformation program that focuses on three initiatives: portfolio management, research and development re-engineering, and cost optimization. Savings from the cost optimization initiative are being re-invested in the first two initiatives, as we focus on our future product roadmap and efforts to improve product quality and time-to-market. As part of this transformation program, our management has approved restructuring plans to reduce headcount, and consolidate facilities and data centers. We have incurred $20.3 million in restructuring charges since these plans were approved, of which $1.5 million was incurred during the first half of fiscal year 2015. We expect to incur additional charges totaling approximately $1.4 million during the rest of fiscal year 2015 as a result of these plans. See Note 8, Restructurings, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for further information on these restructuring plans.

Financial Results Highlights

Overall

•	Our consolidated total net revenues for the three months ended April 30, 2015 were $490.1 million, compared to $466.4 million for the three months ended April 30, 2014, up 5.1% year over year.

•	Operating income for the three months ended April 30, 2015 was $29.7 million compared to a $13.5 million loss for the three months ended April 30, 2014.

•	Net cash provided by operating activities for the six months ended April 30, 2015 totaled $97.4 million.

Segment Revenues

The following chart summarizes our total net revenues by segment for the three months ended April 30, 2015 and 2014 (in millions), as well as our System solutions and Services net revenues in each segment as a percentage of total net revenues for that segment in each period.

System solutions
Services
$300.0
$250.0
$200.0
$150.0
$100.0
$50.0
$-
$261.0
27%
73%
$208.6
32%
68%
$179.7
43%
57%
$190.6
47%
53%
$49.6
33%
67%
$67.6
27%
73%
2015
2014
Americas
2015
2014
EMEA
2015
2014
Asia-Pacific

Consolidated Results of Operations

Three Months Ended April 30, 2015 compared to April 30, 2014

	Three Months Ended April 30,
	2015	% of Net revenues (1)	2014	% of Net revenues (1)
	(in thousands, except percentages)
Net revenues:
System solutions	$324,300	66.2%	$290,734	62.3%
Services	165,844	33.8%	175,683	37.7%
Total net revenues	490,144	100.0%	466,417	100.0%

Gross margin:
System solutions	135,328	41.7%	103,163	35.5%
Services	68,575	41.3%	72,111	41.0%
Total gross margin	203,903	41.6%	175,274	37.6%

Operating expenses:
Research and development	47,579	9.7%	49,999	10.7%
Sales and marketing	55,371	11.3%	56,417	12.1%
General and administrative	49,457	10.1%	48,749	10.5%
Litigation settlement and loss contingency expense	1,213	0.2%	9,000	1.9%
Amortization of purchased intangible assets	20,567	4.2%	24,657	5.3%
Total operating expenses	174,187	35.5%	188,822	40.5%
Operating income (loss)	29,716	6.1%	(13,548)	(2.9)%
Interest, net	(7,432)	(1.5)%	(9,490)	(2.0)%
Other income (expense), net	(3,169)	(0.6)%	(1,183)	(0.3)%
Income (loss) before income taxes	19,115	3.9%	(24,221)	(5.2)%
Income tax provision (benefit)	1,449	0.3%	(658)	(0.1)%
Consolidated net income (loss)	$17,666	3.6%	$(23,563)	(5.1)%
(1) System solutions and Services gross margin as a percentage of total net revenues is computed as a percentage of the corresponding System solutions and Services net revenues.

System solutions net revenues for the three months ended April 30, 2015 were $324.3 million, compared to $290.7 million for the three months ended April 30, 2014, up $33.6 million or 11.6%, as a result of increased System solutions net revenues in our Americas and EMEA segments, driven primarily by increased demand for EMV capable products, market share gains and new product releases. These increases were partially offset by a decrease in System solution net revenues in our Asia-Pacific segment where we are seeing continued pricing pressures and increased competition. During the three months ended April 30, 2015, we experienced a $20.7 million unfavorable impact from foreign currency fluctuations, and also experienced continued competition and pricing pressures globally. See further discussion under Segment Results of Operations below.

Services net revenues for the three months ended April 30, 2015 were $165.8 million, compared to $175.7 million for the three months ended April 30, 2014, down $9.9 million or 5.6%, primarily due to a $19.0 million unfavorable impact from foreign currency fluctuations, which was partially offset by the benefit of additional services associated with increased System solutions net revenues. Geographically the change is primarily due to decreases in EMEA and Asia-Pacific Services net revenues, which were partially offset by an increase in Services net revenues in Americas. See further discussion under Segment Results of Operations below.

Total gross margin for the three months ended April 30, 2015 was $203.9 million or 41.6% of total net revenues, compared to $175.3 million or 37.6% of total net revenues, for the three months ended April 30, 2014, up $28.6 million or 4.0 percentage points. Gross margin in dollars increased primarily due to the increase in Americas total net revenues, which was partially offset by unfavorable impacts from foreign currency fluctuations. Gross margin as a percentage of total net revenues increased primarily due to changes in customer and product mix, partially offset by the impact of pricing pressures in Asia-Pacific and, to some extent, in Europe and Latin America.

Research and development for the three months ended April 30, 2015 was $47.6 million compared to $50.0 million for the three months ended April 30, 2014, down $2.4 million or 4.8%, primarily due to an $8.6 million reduction in personnel related costs as a result of our transformation initiatives, partially offset by a $7.1 million increase in outside contractor costs. Outside contractor costs increased due to greater use of outside contractors as we invested in additional specialized resources to focus on platform development efforts, and shorten our product development life-cycle and time to market.

Sales and marketing for the three months ended April 30, 2015 was $55.4 million, compared to $56.4 million for the three months ended April 30, 2014, down $1.0 million or 1.8%. During the three months ended April 30, 2014, sales and marketing expense was higher by $2.5 million in charges related to employee involuntary termination benefits under our restructuring plans which did not recur in the three months ended April 30, 2015. Such decrease was partially offset by outside services associated with increased revenue and building new global product organizations during the three months ended April 30, 2015.

General and administrative for the three months ended April 30, 2015 was $49.5 million, compared to $48.7 million for the three months ended April 30, 2014, up $0.8 million or 1.6%, primarily due to increase in personnel and outside services associated with investments to implement a shared services model for certain of our back office functions, as well as investments to enhance our IT infrastructure and human resources support capabilities.

Litigation settlement and loss contingency expense for the three months ended April 30, 2015 was $1.2 million related to litigation settlements and rulings. Litigation settlement and loss contingency expense during the three months ended April 30, 2014 was $9.0 million due to an accrual related to the agreement in principle in the then pending action captioned, Creative Mobile Technologies, LLC v. VeriFone Systems, Inc. et al. during April 2014.

Amortization of purchased intangible assets for the three months ended April 30, 2015 was $20.6 million, compared to $24.7 million for the three months ended April 30, 2014, down $4.1 million or 16.6%, primarily due to the impact of foreign currency fluctuations as a result of year over year increases in the value of the U.S. dollar compared to European currencies.

Interest, net for the three months ended April 30, 2015 was $7.4 million, compared to $9.5 million for the three months ended April 30, 2014, down $2.1 million or 22.1%, primarily due to lower loan balances and lower interest rates on our debt during the three months ended April 30, 2015.

Income tax provision (benefit) for the three months ended April 30, 2015 was a $1.4 million provision, compared to a $0.7 million benefit for the three months ended April 30, 2014, a $2.1 million change. The income tax provision for the three months ended April 30, 2015 was primarily related to foreign taxes. The tax benefit for the three months ended April 30, 2014 was primarily related to tax benefits from statutory tax rate changes in certain foreign countries, and decreases in prior year unrecognized tax benefits.

Six Months Ended April 30, 2015 compared to April 30, 2014

	Six Months Ended April 30,
	2015	% of Net revenues (1)	2014	% of Net revenues (1)
	(in thousands, except percentages)
Net revenues:
System solutions	$637,700	65.3%	$551,900	61.2%
Services	338,670	34.7%	350,583	38.8%
Total net revenues	976,370	100.0%	902,483	100.0%

Gross margin:
System solutions	263,060	41.3%	196,821	35.7%
Services	140,013	41.3%	148,670	42.4%
Total gross margin	403,073	41.3%	345,491	38.3%

Operating expenses:
Research and development	96,482	9.9%	100,531	11.1%
Sales and marketing	112,781	11.6%	107,028	11.9%
General and administrative	96,807	9.9%	99,663	11.0%
Litigation settlement and loss contingency expense	1,213	0.1%	9,000	1.0%
Amortization of purchased intangible assets	42,899	4.4%	49,332	5.5%
Total operating expenses	350,182	35.9%	365,554	40.5%
Operating income (loss)	52,891	5.4%	(20,063)	(2.2)%
Interest, net	(15,327)	(1.6)%	(20,879)	(2.3)%
Other income (expense), net	(2,926)	(0.3)%	(6,310)	(0.7)%
Income (loss) before income taxes	34,638	3.5%	(47,252)	(5.2)%
Income tax provision (benefit)	2,844	0.3%	(7,592)	(0.8)%
Consolidated net income (loss)	$31,794	3.3%	$(39,660)	(4.4)%
(1) System solutions and Services gross margin as a percentage of total net revenues is computed as a percentage of the corresponding System solutions and Services net revenues.

System solutions net revenues for the six months ended April 30, 2015 were $637.7 million, compared to $551.9 million for the six months ended April 30, 2014, up $85.8 million or 15.5%, as a result of increased System solutions net revenues in our Americas and EMEA segments, driven primarily by increased demand for EMV capable products, market share gains and new product releases. These increases were partially offset by a decrease in System solutions net revenues in our Asia-Pacific segment where we are seeing continued pricing pressures and increased competition. During the six months ended April 30, 2015, we experienced a $33.1 million unfavorable impact from foreign currency fluctuations, and also experienced continued competition and pricing pressures globally. See further discussion under Segment Results of Operations below.

Services net revenues for the six months ended April 30, 2015 were $338.7 million, compared to $350.6 million for the six months ended April 30, 2014, down $11.9 million or 3.4%, primarily due to a $29.8 million unfavorable impact from foreign currency fluctuations, which was partially offset by the benefit of additional services associated with increased System solutions net revenues. Geographically the change is primarily due to a decrease in EMEA Services net revenues, which was partially offset by increases in Services net revenues in Americas and Asia-Pacific. See further discussion under Segment Results of Operations below.

Total gross margin for the six months ended April 30, 2015 was $403.1 million or 41.3% of total net revenues, compared to $345.5 million or 38.3% of total net revenues, for the six months ended April 30, 2014, up $57.6 million or 3.0 percentage points. Gross margin in dollars increased primarily due to the increase in Americas total net revenues, which was partially offset by unfavorable impacts from foreign currency fluctuations. Gross margin as a percentage of total net revenues increased primarily due to changes in customer and product mix, partially offset by the impact of pricing pressures in Asia-Pacific and, to some extent, in Europe and Latin America.

Research and development for the six months ended April 30, 2015 was $96.5 million compared to $100.5 million for the six months ended April 30, 2014, down $4.0 million or 4.0%, primarily due to a $16.1 million reduction in personnel related costs as a result of our transformation initiatives, partially offset by a $12.0 million increase in outside contractor costs. Outside contractor costs increased due to greater use of outside contractors as we invested in additional specialized resources to focus on platform development efforts, and shorten our product development life-cycle and time to market.

Sales and marketing for the six months ended April 30, 2015 was $112.8 million, compared to $107.0 million for the six months ended April 30, 2014, up $5.8 million or 5.4%, primarily due to additional personnel related costs associated with increased revenue and building new global product organizations.

General and administrative for the six months ended April 30, 2015 was $96.8 million, compared to $99.7 million for the six months ended April 30, 2014, down $2.9 million or 2.9%. General and administrative expenses decreased by $4.5 million due to costs incurred during the six months ended April 30, 2014 for new hires, separation pay and additional stock based compensation that did not recur during the six months ended April 30, 2015. Such decrease was partially offset by a $3.1 million increase during the six months ended April 30, 2015 in outside services cost associated with investments to implement a shared services model for certain of our back office functions, as well as to enhance our IT infrastructure and human resources support capabilities.

Litigation settlement and loss contingency expense for the six months ended April 30, 2015 was $1.2 million related to litigation settlements and rulings. Litigation settlement and loss contingency expense during the six months ended April 30, 2014 was $9.0 million due to an accrual related to the settlement in the then pending action captioned, Creative Mobile Technologies, LLC v. VeriFone Systems, Inc. et al. during April 2014.

Amortization of purchased intangible assets for the six months ended April 30, 2015 was $42.9 million, compared to $49.3 million for the six months ended April 30, 2014, down $6.4 million or 13.0%, primarily due to the impact of foreign currency fluctuations as a result of year over year increases in the value of the U.S. dollar compared to European currencies.

Interest, net for the six months ended April 30, 2015 was $15.3 million, compared to $20.9 million for the six months ended April 30, 2014, down $5.6 million or 26.8%, primarily due to lower loan balances and lower interest rates on our debt during the six months ended April 30, 2015.

Income tax provision (benefit) for the six months ended April 30, 2015 was a $2.8 million provision, compared to a $7.6 million benefit for the six months ended April 30, 2014, a $10.4 million change. The income tax provision for the six months ended April 30, 2015 was primarily related to foreign taxes, partially offset by tax benefits related to release of reserves for unrecognized tax benefits where statutes have expired and tax audits were settled. The tax benefit for the six months ended April 30, 2014 was primarily related to tax benefits from statutory tax rate changes in certain foreign countries, and decreases in prior year unrecognized tax benefits.

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

Americas Net Revenues and Operating Income

Our Americas segment includes our operations in North America, South America, Central America, and the Caribbean. Americas customers are diverse, and include traditional and specialty merchants, financial institutions, payment processors, and distributors, among others. Americas net revenues in some markets are dependent upon a limited number of customers and regulatory restrictions. The timing of purchasing decisions and size of orders from customers, as well as increasing competitive pressures, can significantly impact Americas net revenues from period to period. For example, our net revenues can increase in periods when larger financial institutions or tier 1 retailers undertake an upgrade or other change, and decrease in periods when such projects are completed. In addition, customer decisions to adopt new technology are influenced by factors such as the timing or expected timing of new standards and regulations, and new product releases and certifications of those products. Our business transactions in Americas are denominated predominately in U.S. dollars and Brazilian reais.

Three Months Ended April 30, 2015 compared to April 30, 2014

	Three Months Ended April 30,
	2015	% of Net revenues	2014	% of Net revenues
	(in thousands, except percentages)
Net revenues:
System solutions	$189,537	72.6%	$141,138	67.6%
Services	71,487	27.4%	67,493	32.4%
Total net revenues	$261,024	100.0%	$208,631	100.0%
Operating income	$81,957	31.4%	$49,194	23.6%

System solutions net revenues for the three months ended April 30, 2015 were $189.5 million, compared to $141.1 million for the three months ended April 30, 2014, up $48.4 million or 34.3%. System solutions net revenues increased by $47.6 million in North America during the three months ended April 30, 2015, as a result of more purchases by several of our large customers as they rolled out next generation terminals with EMV capabilities, as well as increasing adoption of our products by small and medium businesses. System solutions net revenue also increased by $13.3 million in North America as our petroleum customers started to roll out next generation terminals. We experienced a $13.1 million decrease in Brazil System solutions net revenues, primarily as a result of a $7.2 million unfavorable foreign currency impact due to a decrease in the value of the Brazilian real as compared to the U.S. dollar year over year. The remaining decreases in Brazil System solutions net revenues was due to continued competition and pricing pressures, as well as the timing of purchase decisions by large customers, which were influenced by the timing of ongoing tender processes and the availability of our products with functionality needed for such tenders.

Services net revenues for the three months ended April 30, 2015 were $71.5 million compared to $67.5 million for the three months ended April 30, 2014, up $4.0 million or 5.9%. Services net revenues increased by $6.2 million in North America primarily due to additional services associated with increased System solutions net revenues partially offset by unfavorable foreign currency impact in Latin America.

Operating income for the three months ended April 30, 2015 was $82.0 million or 31.4% of total net revenues, compared to $49.2 million or 23.6% of total net revenues, for the three months ended April 30, 2014, up $32.8 million or 7.8 percentage points. Operating income in dollars increased primarily due to the increase in total net revenues, with operating expenses relatively comparable year over year. Operating income as a percentage of total net revenues increased primarily due to changes in customer mix and growth in sales of new products during the three months ended April 30, 2015.

Six Months Ended April 30, 2015 compared to April 30, 2014

	Six Months Ended April 30,
	2015	% of Net revenues	2014	% of Net revenues
	(in thousands, except percentages)
Net revenues:
System solutions	$349,822	71.0%	$262,195	65.7%
Services	142,704	29.0%	136,952	34.3%
Total net revenues	$492,526	100.0%	$399,147	100.0%
Operating income	$152,242	30.9%	$99,636	25.0%

System solutions net revenues for the six months ended April 30, 2015 were $349.8 million, compared to $262.2 million for the six months ended April 30, 2014, up $87.6 million or 33.4%. System solutions net revenues increased by $77.4 million in North America during the six months ended April 30, 2015, as a result of more purchases by our customers as they rolled out next generation terminals with EMV capabilities as well as increasing adoption of our products by market share with small and medium businesses. System solutions net revenue also increased by $17.2 million in North America as our petroleum customers started to roll out next generation terminals . We also experienced a $6.5 million decrease in Brazil System solutions net revenues, primarily as a result of an $11.4 million unfavorable foreign currency impact due to a decrease in the value of the Brazilian real as compared to the U.S. dollar year over year, which was partially offset by an increase in Brazil System solutions net revenues primarily related to the timing of purchase decisions by large customers.

Services net revenues for the six months ended April 30, 2015 were $142.7 million compared to $137.0 million for the six months ended April 30, 2014, up $5.7 million or 4.2%. Services net revenues increased $9.9 million in North America primarily due to additional services associated with increased System solutions net revenues partially offset by unfavorable foreign currency impact in Latin America.

Operating income for the six months ended April 30, 2015 was $152.2 million or 30.9% of total net revenues, compared to $99.6 million or 25.0% of total net revenues, for the six months ended April 30, 2014, up $52.6 million or 5.9 percentage points. Operating income in dollars increased primarily due to the increase in total net revenues, with operating expenses relatively comparable year over year. Operating income as a percentage of total net revenues increased primarily due to changes in customer mix and growth in sales of newer products during the six months ended April 30, 2015.

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

Three Months Ended April 30, 2015 compared to April 30, 2014

	Three Months Ended April 30,
	2015	% of Net revenues	2014	% of Net revenues
	(in thousands, except percentages)
Net revenues:
System solutions	$101,491	56.5%	$100,086	52.5%
Services	78,163	43.5%	90,489	47.5%
Total net revenues	$179,654	100.0%	$190,575	100.0%
Operating income	$49,354	27.5%	$52,597	27.6%

System solutions net revenues for the three months ended April 30, 2015 were $101.5 million, compared to $100.1 million for the three months ended April 30, 2014, up $1.4 million or 1.4%. System solutions net revenues increased $11.7 million in Europe year over year due to new wins and more purchases by retail customers, banking customers, and some of our large distributors primarily as a result of increased demand by their customers who were upgrading to new products or expanding their terminal base that were offset by a $10.8 million unfavorable foreign currency impact primarily related to devaluation of European currencies against the U.S. dollar during the three months ended April, 30, 2015. The $11.7 million increase in Europe was partially offset by a $3.6 million decrease in Russia driven by a significant decrease in demand due to ongoing economic and political uncertainty and increasing economic sanctions, including by the U.S. and EU, and the devaluation of the Russian ruble against the U.S. dollar year over year. System solutions net revenues in Turkey decreased $6.3 million due to increased demand in the three months ended April 30, 2014 as a result of a change in government regulations, which did not recur in the three months ended April 30, 2015.

Services net revenues for the three months ended April 30, 2015 were $78.2 million compared to $90.5 million for the three months ended April 30, 2014, down $12.3 million or 13.6%, due to a $14.7 million unfavorable foreign currency impact primarily related to the devaluation of European currencies against the U.S. dollar during the three months ended April 30, 2015.

Operating income for the three months ended April 30, 2015 was $49.4 million or 27.5% of total net revenues, compared to $52.6 million or 27.6% of total net revenues, for the three months ended April 30, 2014, down $3.2 million or 0.1 percentage point. Operating income in dollars decreased primarily due to the decrease in total net revenues.

Six Months Ended April 30, 2015 compared to April 30, 2014

	Six Months Ended April 30,
	2015	% of Net revenues	2014	% of Net revenues
	(in thousands, except percentages)
Net revenues:
System solutions	$199,710	55.4%	$197,750	52.5%
Services	160,478	44.6%	179,126	47.5%
Total net revenues	$360,188	100.0%	$376,876	100.0%
Operating income	$96,311	26.7%	$106,334	28.2%

System solutions net revenues for the six months ended April 30, 2015 were $199.7 million, compared to $197.8 million for the six months ended April 30, 2014, up $1.9 million or 1.0%. System solutions net revenues increased $14.9 million in Europe year over year due to new wins and more purchases by some of our retail customers, banking customers, and large distributors primarily as a result of increased demand by their customers who were upgrading to new products or expanding their terminal base that were offset by a $15.9 million unfavorable foreign currency impact primarily related to devaluation of European currencies against the U.S. dollar during the six months ended April, 30, 2015. The $14.9 million increase in Europe was partially offset by a $7.1 million decrease in Russia driven by a significant decrease in demand due to ongoing economic and political uncertainty and increasing economic sanctions, including by the U.S. and EU, and the devaluation of the Russian ruble against the U.S. dollar year over year. System solutions net revenues in Turkey decreased $6.3 million due to increase in demand during the six months ended April 30, 2014 as a result of a change in government regulations, which did not recur in the six months ended April 30, 2015.

Services net revenues for the six months ended April 30, 2015 were $160.5 million compared to $179.1 million for the six months ended April 30, 2014, down $18.6 million or 10.4%, primarily due to a $22.7 million unfavorable foreign currency impact related to the devaluation of European currencies against the U.S. dollar during the six months ended April 30, 2015.

Operating income for the six months ended April 30, 2015 was $96.3 million or 26.7% of total net revenues, compared to $106.3 million or 28.2% of total net revenues, for the six months ended April 30, 2014, down $10.0 million or 1.5 percentage points. Operating income in dollars decreased primarily due to the decrease in total net revenues. Operating income as a percentage of total net revenues decreased primarily due to changes in product and customer mix towards more distributors, which generally have lower margins than direct sales customers.

Asia-Pacific Net Revenues and Operating Income

Our Asia-Pacific segment consists of our operations in Australia, New Zealand, China, India and throughout the rest of Greater Asia, including other Asia-Pacific Rim countries. Our Asia-Pacific customers are comprised primarily of financial institutions, distributors, and individual merchants. Our Asia-Pacific business is relatively concentrated in terms of customer base and, as a result, our net revenues may vary significantly from period to period. Asia-Pacific net revenues are impacted by standards and regulations, the timing of our new product releases and certifications of those products in the various regulatory environments, as well as increasing competitive pressure, particularly in some markets, such as China, India and Southeast Asia where competing vendors are offering terminals at substantially lower prices. Asia-Pacific business transactions are denominated predominately in U.S. dollars, Australian dollars, and Chinese renminbi.

Three Months Ended April 30, 2015 compared to April 30, 2014

	Three Months Ended April 30,
	2015	% of Net revenues	2014	% of Net revenues
	(in thousands, except percentages)
Net revenues:
System solutions	$33,271	67.1%	$49,511	73.3%
Services	16,316	32.9%	18,059	26.7%
Total net revenues	$49,587	100.0%	$67,570	100.0%
Operating income	$4,212	8.5%	$16,101	23.8%

System solutions net revenues for the three months ended April 30, 2015 were $33.3 million, compared to $49.5 million for the three months ended April 30, 2014, down $16.2 million or 32.7%. System solutions net revenues decreased in Southeast Asia by $8.2 million primarily due to the timing of purchase decisions by some of our distributors. We also experienced a $6.4 million decrease in China primarily due to lower demand as increased competitive and pricing pressures are driving customers to make their purchase decisions primarily on price, and we have not released a lower cost suite of products that provides a choice of offerings to meet customer preferences in that market.

Services net revenues for the three months ended April 30, 2015 were $16.3 million compared to $18.1 million for the three months ended April 30, 2014, down $1.8 million or 9.9%, primarily due to a $1.7 million unfavorable impact from foreign currency fluctuations.

Operating income for the three months ended April 30, 2015 was $4.2 million or 8.5% of total net revenues, compared to $16.1 million or 23.8% of total net revenues, for the three months ended April 30, 2014, down $11.9 million or 15.3 percentage points. Operating income in dollars decreased primarily due to a decrease in total net revenues. Operating income as a percentage of total net revenues decreased primarily due to changes in product and customer mix as well as pricing pressures during the three months ended April 30, 2015.

Six Months Ended April 30, 2015 compared to April 30, 2014

	Six Months Ended April 30,
	2015	% of Net revenues	2014	% of Net revenues
	(in thousands, except percentages)
Net revenues:
System solutions	$88,167	70.8%	$91,956	71.9%
Services	36,298	29.2%	35,947	28.1%
Total net revenues	$124,465	100.0%	$127,903	100.0%
Operating income	$18,383	14.8%	$27,865	21.8%

System solutions net revenues for the six months ended April 30, 2015 were $88.2 million, compared to $92.0 million for the six months ended April 30, 2014, down $3.8 million or 4.1%, primarily due to a $3.0 million unfavorable impact from foreign currency fluctuations. System solutions net revenues in each market remained relatively comparable.

Services net revenues for the six months ended April 30, 2015 were $36.3 million compared to $35.9 million for the six months ended April 30, 2014, up $0.4 million or 1.1%, due to increased Services net revenues that were almost entirely offset by a $2.6 million unfavorable impact from foreign currency fluctuations.

Operating income for the six months ended April 30, 2015 was $18.4 million or 14.8% of total net revenues, compared to $27.9 million or 21.8% of total net revenues, for the six months ended April 30, 2014, down $9.5 million or 7.0 percentage points. Operating income in dollars decreased primarily due to the decrease in total net revenues. Operating income as a percentage of total net revenues decreased primarily due to changes in product and customer mix as well as pricing pressures during the six months ended April 30, 2015.

Financial Outlook

We expect the timing and amount of overall revenue growth to continue to be impacted by factors such as the timing of new product releases and certifications, the timing of our customers' technology refresh cycles, increased competition and pricing pressures, changes in distribution and distributor inventory levels and continued uncertain economic and political conditions in certain markets. As a result of our global customer base, we expect that our net revenues will continue to be impacted by macro-economic conditions such as foreign currency fluctuations, economic sanctions and other trade restrictions, and changing global oil prices, particularly in certain markets such as Russia.

We expect the timing of new product releases to continue to have a significant impact on our net revenues. Net revenues can vary significantly when larger customers or distributors cancel or delay orders due to changes in regulatory and industry standards, budget considerations, product feature availability, dual vendor sourcing requirements, technology refresh cycles, economic conditions or other concerns that impact their business or purchasing decisions. Also, demand for electronic payment systems may eventually reach a saturation point, at which time customers might slow or end expansion projects. We expect to generate additional net revenues in the U.S. related to the continued adoption of EMV standards over the next several years and increased desire for mobile payment devices, although the timing of any related revenues will depend on the timing of decisions by merchants. We expect growth in emerging markets as economic conditions improve and those markets make efforts to modernize to cashless payment systems. We expect that continued uncertain political conditions in certain markets will have a negative impact on our ability to do business or operate at a desired level.

We expect that the markets in which we conduct our business will remain highly competitive, characterized by changing technologies, evolving industry standards and government regulations that may favor one product or technology over others, and increased demand for new functionality, premium services, mobility, and security. We expect the pricing pressures and/or aggressive pricing by competitors may have significant impact on our net revenues in the future. Market disruptions caused by new technologies, the entry of new competitors or the presence of strong local competition, consolidations among our customers and competitors, changes in regulatory requirements, timing of electronic payments initiatives that create demand for our products in emerging markets, and other factors, can introduce volatility into our business.

We continue to focus on expanding our Services offerings globally. We are investing in select markets in order to expand our Payment-as-a-Service solutions into new countries and to improve the functionality of our Payment-as-a-Service solutions in existing markets. We also continue to invest in digital media expansion and on commerce enablement solutions, using our consumer-facing point of sale terminals to offer services complementary to our payment solutions that facilitate commerce between merchants and consumers. Our strategy to expand our commerce enablement reach includes strategic investments that grow our network of digital media screens, including screens at the pump and inside the convenience store. We expect continued growth in Services net revenues as a result of these efforts. As we transition to service oriented arrangements, we may experience a shift in the timing of System solutions net revenues as revenue recognition will depend on when all of our performance obligations are complete.

As part of our transformation initiatives, we continue to focus on research and development activities and expect to continue at current spend levels as we focus on platform development efforts and gateway consolidation in order to increase standardization, and shorten our product development life-cycle and time to market.

We plan to continue efforts to improve our cost structure and streamline all aspects of our business, including consolidating and upgrading some of our global suppliers. In connection with our transformation efforts, we have approved restructuring plans under which we have reduced headcount and closed facilities. We expect to incur additional costs under these plans and expect that these plans will generate ongoing savings which will continue to be reinvested into growth initiatives as part of our transformation program. Spending may increase further depending on the costs of any future restructuring plans, costs associated with new acquisitions or ongoing integration of past acquisitions, and costs related to resolving legal matters.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance working capital, pay for contractual commitments, service our debt, and make capital expenditures and investments. As of April 30, 2015, our primary sources of liquidity were $234.2 million of cash and cash equivalents, as well as amounts available to us under the revolving loan that is part of our 2011 Credit Agreement.

Cash and cash equivalents as of April 30, 2015 included $186.7 million held by our foreign subsidiaries. If we decide to distribute or use the cash and cash equivalents held by our foreign subsidiaries outside those foreign jurisdictions, including a distribution to the U.S., we may be subject to additional taxes or costs.

We also held $8.1 million in restricted cash as of April 30, 2015, which was mainly comprised of pledged deposits.

As of April 30, 2015, our outstanding borrowings consisted of a $577.5 million term A loan, $198.5 million term B loan and $71.0 million drawn against a revolving loan commitment. In addition, $429.0 million was available for draw on the revolving loan commitment, subject to covenant requirements. See Note 7, Financings, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding our borrowings. We were in compliance with all financial covenants under our credit agreement as of April 30, 2015.
On January 8, 2015, we entered into a number of interest rate swap agreements to effectively convert $500.0 million of the term A loan from a floating rate to a 1.20% fixed rate plus applicable margin commencing April 1, 2015. The principal amount under the term A loan covered by these interest rate swap agreements will decrease to $450.0 million from April 1, 2017 through August 31, 2017, and $400.0 million from September 1, 2017 through March 31, 2018. See Note 5, Financial Instruments, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding the swap agreements.

As part of our cost optimization and corporate transformation initiatives, during fiscal year 2014, we approved restructuring plans under which we made cash payments totaling $7.3 million during the six months ended April 30, 2015. We expect to make additional cash payments totaling approximately $3.1 million under these plans in fiscal year 2015 and may approve additional restructuring plans as our transformation initiatives continue.

Our future capital requirements may vary significantly from prior periods as well as from those capital requirements we have currently planned. These requirements will depend on a number of factors, including operating factors such as our terms and payment experience with customers, the timing of annual recurring billings in some markets, the resolution of any legal proceedings against us or settlement of litigation in an amount in excess of our insurance coverage, costs related to acquisitions, restructuring expenses and investments we may make in infrastructure, product or market development, or to expand our revenue generating asset base as well as timing and availability of financing. Based upon our current level of operations, we believe that we have the financial resources to meet our business requirements for the next year, including capital expenditures, working capital requirements, future strategic investments and debt servicing costs, and to maintain compliance with our financial covenants.

Statement of Cash Flows

The net increases (decreases) in cash and cash equivalents are summarized in the following table (in thousands):

	Six Months Ended April 30,
	2015	2014	Change
Net cash provided by (used in):
Operating activities	$97,418	$88,435	$8,983
Investing activities	(59,757)	(39,284)	(20,473)
Financing activities	(32,942)	(87,319)	54,377
Effect of foreign currency exchange rate changes on cash and cash equivalents	(20,687)	(223)	(20,464)
Net decrease in cash and cash equivalents	$(15,968)	$(38,391)	$22,423

Operating Activities

Net cash provided by operating activities for the six months ended April 30, 2015 was $97.4 million, compared to $88.4 million cash provided during the six months ended April 30, 2014, up $9.0 million. During the six months ended April 30, 2014, we paid $61.2 million as settlement for the securities class action litigation that did not recur. During the six months ended April 30, 2015, the net cash used due to other changes in operating assets and liabilities was higher than for the six months ended April 30, 2014, primarily due to $36.5 million increased spend for inventory. Net cash provided by operating activities before changes in operating assets and liabilities increased in the six months ended April 30, 2015 compared to the six months ended April 30, 2014 primarily due to increased total net revenues.

Investing Activities

Net cash used in investing activities for the six months ended April 30, 2015 was $59.8 million, compared to $39.3 million for the six months ended April 30, 2014, up $20.5 million, primarily due to $10.9 million in payments for acquisition of businesses and increased capital expenditures as we invested in additional resources to focus on platform development efforts during the six months ended April 30, 2015.

Financing Activities

Net cash used in financing activities for the six months ended April 30, 2015 was $32.9 million, compared to $87.3 million cash used for the six months ended April 30, 2014, down $54.4 million, primarily due to smaller discretionary debt repayments during the six months ended April 30, 2015.

Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents

The effect of foreign currency exchange rate changes on cash and cash equivalents for the six months ended April 30, 2015 was a $20.7 million use of cash, compared to a $0.2 million use of cash for the six months ended April 30, 2014, up
$20.5 million, primarily due to a decrease in the value of some European currencies against the U.S. dollar year over year.

Contractual Obligations

As of April 30, 2015, our contractual obligations consist of obligations under debt, capital leases, operating leases, purchase commitments, and other contractual obligations. There have been no significant changes to these obligations during the three months ended April 30, 2015 compared to the contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, as described in our Annual Report in Part II, Item 7 of Form 10-K for the fiscal year ended October 31, 2014.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Polices and Estimates

General

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are more fully described in Note 1, Principles of Consolidation and Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements of our 2014 Annual Report on Form 10-K. There were no changes to our significant accounting policies during the six months ended April 30, 2015.

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

The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results for the three months ended April 30, 2015 are discussed below.

Goodwill

For our fiscal year 2014 annual impairment review, we compared the carrying amount of each of our reporting units as of August 1, 2014 to their estimated fair value, and determined that the estimated fair value of each reporting unit exceeded its carrying amount by amounts ranging from 14.0% to 2,243.9%. We performed an interim review for potential indicators of impairment at April 30, 2015 and noted no indicators that may result in an impairment of goodwill.

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

Income Taxes

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws. Our estimate for the potential outcome of any uncertain tax issue is based on the detailed facts and circumstances of each issue. For example, during December 2014 the Internal Revenue Service issued a Notice of Proposed Adjustment indicating the denial of our worthless stock deduction, related to the insolvency of one of our UK subsidiaries, recorded on our 2010 tax return. We filed our protest of the notice in April 2015 and believe the Internal Revenue Service position for the denial is without merit. Additionally, during the fourth quarter of fiscal 2014, the Israel Tax Authority issued a tax assessment for 2008 or 2009 claiming there was a business restructuring that resulted in a transfer of some functions, assets and risks from Israel to the US parent company treated as an equity sale. We are appealing the tax assessment and believe the Israel Tax Authority’s assessment position is without merit. We intend to continue to challenge both the Internal Revenue Service and Israel Tax Authority positions vigorously. If these matters are litigated and the Internal Revenue Service or Israel Tax Authority are able to successfully sustain their positions, our results of operations and financial condition could be materially and adversely affected. See further discussion in Note 3, Income Taxes, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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
On January 8, 2015, we entered into a number of interest rate swap agreements to effectively convert $500.0 million of the term A loan from a floating rate to a 1.20% fixed rate plus applicable margin as of April 1, 2015. These interest rate swap agreements will decrease in the future and effectively convert $450.0 million of the term A loan from a floating rate to a 1.20% fixed rate plus applicable margin from April 1, 2017 through August 31, 2017, and $400.0 million from September 1, 2017 through March 31, 2018.
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

In addition, our competitors have been increasingly aggressive in introducing products and lowering prices. Because of these factors, we must continually enhance our existing solutions and develop and market new solutions, and we must anticipate and respond timely to these industry, customer and regulatory changes in order to remain competitive, all of which have become increasingly challenging as competition intensifies. If we cannot develop new solutions or enhancements to our existing solutions that satisfy customer or end user demand, or if our new solutions or enhancements do not meet local certification requirements or experience delays in the certification process, we will not be able to timely and adequately respond to competitive challenges and technological advancements, and our net revenues and results of operations will be adversely affected. These efforts require management attention and significant investment in research and development as well as increased costs of manufacturing and distributing our system solutions, and we may not necessarily be able to increase or maintain prices to account for these costs, which will negatively impact our profitability, cash flows and results of operations. Our business has been in the past and continues to be adversely affected by our failure to timely obtain local certifications in some markets for certain of our products.

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

The markets for our system solutions and services are highly competitive and rapidly evolving, and we have been and expect to continue to be subject to significant and increasing competition from existing and new competitors and a variety of technologies. Traditionally, we have competed with other large manufacturers and distributors of electronic POS payment solutions, suppliers of cash registers that provide built-in electronic payment capabilities and producers of software that facilitates electronic payment over the Internet. In certain areas, we also compete with smaller companies that have been able to develop strong local or regional customer bases. In certain foreign countries, we compete with companies that are more established, benefit from greater name recognition and have greater resources within those countries than we do. In addition, some of these competitors compete with aggressive pricing. We face downward pressures on prices in many markets. For example, price competition is increasingly intense for us in countries such as China, Brazil and India from both global and local competitors. In addition, pricing is increasingly an important factor in our ability to penetrate new markets. Any decrease in our selling prices in order to remain competitive in these markets could negatively impact our net revenues, gross margins and results of operations.

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

We expect to continue to experience significant and increasing competition. Our net revenues, income and profitability will be negatively impacted if we do not effectively compete with existing competitors and new market entrants. If we cannot develop and offer, in a timely and cost-effective manner, technological features our customers desire or offer alternative solutions that align with shifts to payment on devices other than the traditional POS terminal, we may lose customers and market share, experience price reductions and/or reduced margins, or, in some cases, cease to participate in the market at all.

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

We are expanding our service solutions offerings. Some of our service solutions offerings include our gateway services for credit card transactions. We may be subject to losses in the provision of such services in the event of fraudulent activities or errors in connection with such transactions. As we expand such service solutions offerings, we may increasingly become a target of fraudulent activities and our exposure to the risk of losses from such activities may increase, which may adversely impact our business, results of operations and financial condition. Further, the occurrence of fraud perpetrated on our solutions may result in negative publicity and user sentiment which could harm our brand and reputation and impair our ability to retain or attract users of our solutions.

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

A substantial portion of our business consists of sales made to customers outside the U.S. For example, during the three months ended April 30 and January 31, 2015, approximately 61% and 67%, respectively, of our net revenues were generated outside of the U.S. A portion of the net revenues we receive from such sales is denominated in currencies other than the U.S. dollar, primarily the Euro, the Brazilian real, the British Pound, the Chinese renminbi and the Swedish Krona. Additionally, portions of our cost of net revenues and our other operating expenses are incurred by our international operations and denominated in local currencies, primarily the Euro, the Brazilian real, the British Pound, and the Swedish Krona. Our net revenues, cost of net revenues and operating expenses denominated in the Euro and the Swedish Krona have increased with the Point and Hypercom acquisitions. Fluctuations in the value of these net revenues, costs and expenses as measured in U.S. dollars have historically affected our results of operations, and adverse currency exchange rate fluctuations may have a material impact in the future. Further, changes in exchange rates that strengthen the U.S. dollar could increase the price of our U.S. dollar-denominated products in the local currencies of the foreign markets we serve, making our products relatively more expensive than products that are denominated in local currencies, which could lead to a reduction in our sales and profitability in those markets. For example, in recent periods, the U.S. dollar has strengthened, in some cases significantly, against certain major currencies in which we transact, such as the Euro and the Brazilian real, impacting negatively our results of operations. In addition, our balance sheet contains monetary assets and liabilities denominated in currencies other than the U.S. dollar, such as cash, intercompany balances, trade receivables and payables, and fluctuations in the exchange rates for these currencies could adversely affect our results of operations.

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

Our international operations expose us to a number of risks, including:

•	multiple, changing, and often inconsistent enforcement of laws and regulations;

•	local regulatory or industry imposed requirements, including security or other certification requirements;

•	competition from existing market participants, including strong global or local competitors that may have a longer history in and greater familiarity with the international markets we enter;

•	tariffs and trade barriers, including the imposition of new or enforcement of existing import restrictions in jurisdictions in which we do business;

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

Many of these factors typically become more prevalent during periods of economic stress, such as the ongoing weakness in the economies of the euro zone countries and volatility in global financial markets that have caused declines in the value of the euro and other currencies impacted by the European sovereign debt crisis, or disruptive events such as natural or man-made disasters or military or terrorist actions. The occurrence or persistence of weakened global economic conditions in one or more regions where we do business may exacerbate certain of these risks. Additionally, these risks and costs associated with operating in foreign countries are heightened with respect to our international expansion into emerging or developing markets, which, for example, tend to experience more economic and political instability or have less developed or sophisticated distribution channels.

We are subject to foreign currency risk including that from economic and political instability which can lead to significant and unpredictable volatility in currency rates, including as a result of significant currency devaluations, which may negatively impact our net revenues, gross margins, results of operations and financial position. Although we engage in some hedging of our foreign currency exposures, we do not hedge all such exposures and our hedging arrangements may not always be effective. The uncertainty with respect to the ability of certain European countries to continue to service their sovereign debt obligations and the related European financial restructuring efforts may cause the value of the Euro to fluctuate. The current political situation in Ukraine, the sanctions imposed against Russia by certain European nations and the U.S., and Russia's response to these sanctions may further increase the economic uncertainty in the affected regions and lead to further fluctuation in the value of foreign currencies, such as the Euro and Russian ruble, used in these regions. See "A majority of our net revenues are generated outside the U.S.; accordingly, fluctuations in currency exchange rates may adversely affect our results of operations" and Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk in this Quarterly Report on Form 10-Q.

In addition, compliance with foreign and U.S. laws and regulations, including changes and additions to such laws and regulations, that are applicable to our international operations is complex and may increase our cost of doing business in international jurisdictions. Our international operations could expose us to fines and penalties if we fail to comply with these regulations. These laws and regulations include import and export requirements, trade restrictions and embargoes, exchange control regulations, data privacy requirements, labor laws, tax laws, anti-competition regulations, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials and other improper payments or inducements, such as the U.K. Bribery Act. Although we have implemented policies, procedures and training designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, distributors, suppliers and agents will not take actions in violation of our policies, particularly as we expand our operations through organic growth and acquisitions, including acquisitions of businesses that were not previously subject to and may not have familiarity with U.S. and other laws and regulations applicable to us or compliance policies similar to ours. For example, as described under the caption "Disclosures of Iranian Activities under Section 13(r) of the Securities Exchange Act of 1934" in Part I, Item 1, Business of our Annual Report on Form 10-K filed with the SEC for the fiscal year ended October 31, 2013, in early 2013, we submitted a voluntary disclosure to the U.S. Department of Treasury's Office of Foreign Assets Control in connection with certain unauthorized activities by employees of one of our non-U.S. subsidiaries that involved potential violations of sanctions regulations. Any violations of sanctions or export control regulations or other laws could subject us to civil or criminal penalties, including the imposition of substantial fines and interest or prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, our brand, our international expansion efforts and our business, and negatively impact our operating results.

Our international operations tend to carry lower average selling prices, may be subject to greater downward pressure on prices in some markets and may be associated with higher costs, which may promote volatility in our results of operations and may adversely impact future growth in our earnings.

Our international sales of system solutions tend to carry lower average selling prices and therefore have lower gross margins than our sales in the U.S. We also face increasing downward pressure on prices in certain international markets such as China, where competition from local low-cost and global competitors has increased significantly, Brazil, where competition has intensified, and India where we continue to work to expand our business. In these and certain other markets, some customers increasingly seek lower-cost solutions with similar or better features and functionality. In addition, the costs associated with international trade may be higher as a result of the importation costs, duties and trade requirements or other import or export control laws and regulations imposed by some jurisdictions where we do business. As a result, any improvement in our results of operations from our international expansion will likely not be as favorable or profitable as an expansion of similar magnitude in the U.S. In addition, we are unable to predict for any future period our proportion of net revenues that will result from international sales versus sales in the U.S. Variations in this proportion from period to period may lead to volatility in our results of operations and may adversely impact future growth in our earnings.

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

We offer complex solutions that are susceptible to undetected hardware and software errors or failures. Our solutions may experience failures when first introduced, as new versions are released, or at any time during their lifecycle. Despite our testing procedures and controls over manufacturing quality, errors may be found in our products. Field failure may result from usage with third-party issued payment cards, for example, if such usage generates excess electrostatic discharge. Defects may also arise from third-party components that are incorporated into our products, such as hardware modules, chipsets or battery cells. Our customers may also run third-party software applications on our electronic payment systems. Errors in such third-party applications could adversely affect the performance of our solutions. Any product recalls or delays in implementation of our products as a result of, or perceived to be resulting from, our errors or failures could result in the loss of customers, fines incurred by our customers due to failure to comply with payment system rules for which we may be obligated to compensate our customers, loss of or delays in market acceptance of our solutions, diversion of the attention of our research and development personnel from product development efforts and harm to our credibility and relationships with our customers, adversely affect our business and reputation, and increase our product costs which could negatively impact our margins, profitability, and results of operations. Any significant returns or warranty claims for any of our products, including products from acquisitions, could result in significant additional costs to us, such as costs to implement modifications to correct defects, recall and replace products, and defend against litigation related to defective products or related property damage or personal injury, and could adversely affect our results of operations.

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

The performance of our services may from time to time be disrupted due to equipment malfunctions, technical performance failures, and connection problems, among other things, including disruptions caused by factors outside our control, such as telecommunication network failures. Service disruptions may result in our customers' inability to process transactions using our terminals or gateways and lead to loss of net revenues for us. We may have to spend resources to detect and fix defects that caused such disruptions, and we cannot assure you that we will be able to detect and fix all such defects. In addition, we may be required to reimburse or indemnify our customers for losses and fines or penalties due to such service disruptions. Our brand may be harmed by service disruptions and we may lose customers to our competitors, which could result in financial or reputational harm to our business.

Changes to our management and strategic business plan and restructuring activities may cause uncertainty regarding the future of our business, and may adversely impact employee hiring and retention, our stock price, our customer relationships, and our results of operations and financial condition.

We have experienced, and may experience in the future, changes in our management team. In 2013, the Board appointed Mr. Paul Galant as our new CEO and Mr. Marc E. Rothman as our new CFO. Further, during 2013 and 2014, we announced certain other technology, sales, marketing, human resources, and operations management changes. During this time of transition, our new executive leadership and our continuing executives have been designing and implementing changes to our strategic business plans, in order to better position the Company for strategic growth and long-term profitability. In addition, we have initiated certain restructuring activities in accordance with our approved restructuring plans, reducing the number of employees and contractors in certain areas and reassigning certain employee duties, and consolidating excess facilities. Our management changes, changes to our strategic business plan, and restructuring activities, as well as the potential for additional changes or activities in the future, may introduce uncertainty regarding our business prospects and may result in disruption of our business and our customer relationships. In addition, these changes and measures could distract our employees, decrease employee morale, result in failure in meeting operational targets due to the loss of employees and make it more difficult to retain and hire new talent, increase our expenses in terms of severance payments and facility exit costs, both of which could be significant, expose us to increased risk of legal claims by terminated employees, and harm our reputation. These changes and activities could also increase the volatility of our stock price. If we are unable to mitigate these or other similar risks, our business, results of operations, and financial condition may be adversely affected.

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

Our success depends to a significant degree upon the continued contributions of our key senior management, engineering, sales and marketing, and manufacturing personnel, many of whom would be difficult to replace. In addition, our future success depends on our ability to attract, integrate, manage, and retain highly skilled employees throughout our business. Competition for some of these personnel is intense, and in the past we have had difficulty hiring, in our desired time frame, employees that have the specific qualifications required for a particular position. In particular, we may be unsuccessful in attracting and retaining personnel as a result of the workforce reduction measures we have implemented or may implement in the future. To help attract, retain and motivate qualified personnel, we use share-based incentive awards, such as employee stock options and restricted stock units. If the value of such stock awards does not appreciate as measured by the performance of the price of our common stock, or if our share-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate personnel could be weakened. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as timely product introductions, and our business and profitability may suffer.

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

A significant percentage of our net revenues is attributable to a limited number of customers, including distributors and ISOs. For example, in the three months ended April 30, 2015, one customer accounted for approximately 18.8% of total net revenues in our Asia-Pacific reportable segment. If we are not able to adequately and timely respond to demands for new or additional products or features from any of our large customers, that customer may decide to reduce its order or not to purchase from us at all, which could have a material adverse effect on our business and results of operations. Our net revenues are dependent in part on the timing of purchases by our large customers. If any of our large customers significantly reduces or delays purchases from us or if we are required to sell products to them at reduced prices or on other terms less favorable to us, our net revenues, profitability, cash flows and net income could be materially and adversely affected.

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

If we inaccurately forecast demand for our products, we could end up with either excess or insufficient inventory to satisfy demand. This problem is exacerbated because our products are offered with a variety of optional features, and we generally receive a significant volume of customer orders towards the end of each fiscal quarter which leaves us little room to adjust inventory mix to match demand, as discussed under “Timing for orders for our products and services can be back-end weighted within the fiscal quarter, which can make our net revenues difficult to predict and can negatively impact our business and results of operations.” During the transition from an existing product to a new replacement product, we must accurately predict the demand for the existing and the new product. Furthermore, introducing new products into our current markets or existing products into new markets involves the uncertainty of whether the market will adopt our product in the volumes and time frames that we anticipate or at all. Our inability to properly manage our inventory levels could lead to increased expenses associated with writing off excessive or obsolete inventory, additional shipping costs to meet immediate demand and a corresponding decline in gross margins, or lost sales. If we do not accurately predict demand, we could also incur increased expenses associated with binding commitments to certain third-party contract manufacturers and suppliers which would negatively impact our gross margins and operating results. For example, as of April 30, 2015, the amount of purchase commitments issued to contract manufacturers and component suppliers totaled approximately $115.3 million. Of this amount, $11.6 million has been recorded in Accruals and other current liabilities in our Condensed Consolidated Balance Sheets because these commitments are not expected to have future value to us. For additional information regarding our commitments to third-party manufacturers and suppliers, see Note 9, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. During times of economic uncertainty, such as the global economic recession that continues to impact certain parts of Europe, it becomes more difficult to accurately forecast demand and manage our inventory levels. Deteriorating market conditions have in the past and can in future periods cause us to incur additional costs associated with excess and obsolete inventory, scrap, and excess inventory held by our contract manufacturers.

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

A significant portion of our net revenues are on an open credit basis, with typical payment terms of up to 60 days in the U.S. and longer in some international markets due to local customs or conditions. In the past, there have been bankruptcies among our customer base. Credit risks may be higher and collections may be more difficult to enforce in emerging markets where we conduct business, including for example where the market for our products and solutions is still developing and their acceptance uncertain, and future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition. Also, certain customers that are invoiced in U.S. dollars, such as those based in Venezuela, have experienced, and may continue to experience, difficulties in obtaining U.S. dollars due to local currency controls, and therefore may not be able to remit timely payment to us. Additionally, instability or uncertainty in global or regional economic, political or military conditions may make it more difficult for some customers to obtain financing or access U.S. dollar currency, and their ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, cash flows, operating results and financial condition.

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

Components such as application specific integrated circuits, or ASICs, microprocessors, wireless modules, modems, and printer mechanisms that are necessary to manufacture and assemble our systems are sourced either directly by us or on our behalf by our contract manufacturers from a variety of component suppliers selected by us. Certain of the components are specifically customized for use in our products and are obtained from sole source suppliers on a purchase order basis. Disruptions to the business, financial stability or operations, including due to strikes, labor disputes or other disruptions to the workforce, of our suppliers, and particularly sole source suppliers, or to the distribution and transportation of our products may also impact the availability of components to us in the quantities or within the timeframe we require. Any prolonged component shortage could materially and adversely affect our business and results of operations. Component shortages have resulted in increased costs for certain components and continued cost increases could negatively impact our gross margins and profitability. If our suppliers are unable or unwilling to deliver the quantities that we require within the timeframe that we require, we would be faced with a shortage of components. We also experience from time to time an increase in the lead time for delivery of some of our key components. We may not be able to find alternative sources in a timely manner if suppliers of our key components become unwilling or unable to provide us with adequate supplies of these key components when we need them or if they increase their prices. If we are unable to obtain sufficient key required components, or to develop alternative sources if and as required in the future, or to replace our component and factory tooling for our products in a timely manner if they are damaged or destroyed, we could experience delays or reductions in product shipments. This could harm our relationships with our customers and cause our net revenues to decline. Even if we are able to secure alternative sources or replace our tooling in a timely manner, our costs could increase. Any of these events could adversely affect our results of operations.

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

We performed our annual review for potential indicators of impairment during the fourth fiscal quarter of fiscal year 2014, and concluded that there was no indicator of impairment at October 31, 2014. We will continue to evaluate the carrying value of our goodwill and intangible assets. The process of evaluating the potential impairment of goodwill and intangible assets is subjective and requires significant judgment at many points during the analysis. Our evaluation of potential impairment of goodwill could be negatively affected by a variety of factors, including declines in our stock price, failure to meet our internal forecasts, and weakening of macroeconomic conditions or significant changes in management structure or business strategies. If we determine in the future that there is potential further impairment in any of our reporting units, we may be required to record additional charges to earnings, which could materially and adversely affect our financial results and could also materially and adversely affect our business. See Note 6, Goodwill and Intangible Assets, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, and Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates -- Goodwill, of our Annual Report on Form 10-K for the fiscal year ended October 31, 2014 for additional information related to impairment of goodwill and intangible assets.

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

Natural or man-made disasters, business interruptions and health epidemics could delay our ability to receive or ship our products or provide our services, or otherwise disrupt our business.

Our worldwide operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, health epidemics, and other natural or man-made disasters or business interruptions. The occurrence of any of these business disruptions could seriously harm our business, our revenue and financial condition, and increase our costs and expenses. If our or our manufacturers' facilities are damaged or destroyed, we would be unable to distribute our products or provide our services on a timely basis, which could harm our business. Our corporate headquarters, and a portion of our research and development activities, are located in California, and other critical business operations and some of our suppliers are located in California and Asia, near major earthquake faults. Certain key servers and information systems as well as a shared services center are located in Florida, which has in the past experienced major hurricanes and similar extreme weather. Any disruption of our operations in these areas could materially affect our operations and harm our business. In addition, we increasingly rely on our computer systems and servers to conduct our business. For example, much of our order fulfillment process is automated and the order information is stored on our servers. If our computer systems and servers are impaired or cease functioning, even for a short period, our ability to serve our customers and fulfill orders would be disrupted, our reputation could be damaged and our net revenues could be materially and adversely affected. Moreover, if our computer information systems or communication systems, or those of our vendors or customers, are subject to hacker attacks or other disruptions, our business could suffer. Although we have established and tested back-up systems and facilities to run our critical business operations in case of a business interruption, all of our systems and facilities are not yet fully redundant or fully tested. We are still in the process of formalizing a comprehensive disaster recovery plan and continue to rely on regional disaster recovery plans in some cases. In addition, our back-up operations may be inadequate under certain circumstances and our business interruption insurance may not be enough to compensate us for any losses that we may incur, which could adversely affect our business, results of operations and financial condition, as well as harm our reputation, and could cause our stock price to decline significantly.

Risks Related to Our Legal and Regulatory Environment

Our results of operations will suffer if we cannot comply with industry and government regulations and standards, or if changing standards do not continue to drive upgrade cycles.

Our system solutions must meet industry standards imposed by payment systems standards setting organizations such as EMVCo LLC, credit card associations such as Visa, MasterCard, and other credit card associations and standard setting organizations such as PCI SSC, Intermec and the U.K. Cards Association and other local organizations. New standards are continually being adopted or proposed as a result of worldwide anti-fraud initiatives, encryption of cardholder data, the increasing need for system compatibility and technology developments such as wireless and wireline IP communication. Our solutions also must comply with government regulations, including those imposed by telecommunications authorities and independent standards groups worldwide regarding emissions, radiation, and connections with telecommunications and radio networks, as well as data privacy laws which regulate the collection, compilation, aggregation, sharing or use of consumer information. We cannot be sure that we will be able to design our solutions to comply with future standards or regulations on a timely basis, if at all. Compliance with these standards could increase the cost of developing or producing our solutions. New products designed to meet any new standards need to be introduced to the market and ordinarily need to be certified by the credit card associations and our customers and, in some cases, local certification bodies, before being purchased. These certification processes are costly and time consuming and increase the amount of time it takes to introduce new products and sell our products. Our business has been in the past and continues to be adversely affected by our failure to timely obtain local certifications in some markets for certain of our products. Moreover, certain uses of our products may subject us to additional regulations and licensing requirements. For example, use of our products in taxis requires additional licensing and may subject us to certain taxi business regulations in the various jurisdictions we operate in. Various aspects of our services business also are or may be subject to additional regulations and licensing requirements as we expand into new areas. Our business, net revenues and financial condition could be adversely affected if we cannot comply with new or existing industry standards, or obtain or retain necessary regulatory approval or certifications in a timely fashion, or if compliance results in increasing costs of our products. Selling products that are non-compliant may result in fines against us or our customers, which we may be liable to pay. In addition, even if our products are designed to be compliant, compliance with certain security standards is determined based on the merchant's or service provider's network environment in which our systems are installed and, therefore, is dependent upon a number of additional factors such as proper installation of the components of the environment including our systems, compliance of software and system components provided by other vendors, implementation of compliant security processes and business practices and adherence to such processes and practices. Our business and financial condition, as well as our reputation and market share, could be adversely affected if we do not comply with new or existing industry standards and regulations, or obtain or retain necessary regulatory approval or certifications in a timely fashion, or if compliance results in increasing costs of our products.

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

In 2012, the SEC adopted rules pursuant to Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act requiring disclosure of the use of certain minerals that are mined from the Democratic Republic of Congo and adjoining countries. We filed our most recent report under the disclosure requirement in June 2015 for the 2014 calendar year. Because our supply chain is complex, in preparation of such report, we were dependent on the implementation of diligence procedures we put in place to determine the sources of conflict minerals that may be used or are necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply in response to the findings resulting from such verification activities, as well as information provided by many of our suppliers. To the extent the information we received from our suppliers is inaccurate or inadequate or our processes in obtaining such information do not satisfy the SEC's diligence requirements, we may be unable to sufficiently verify the origins of conflict minerals used in our products and could face reputational risks. In addition, we have incurred and expect to continue to incur costs associated with complying with these disclosure requirements, including for conducting diligence procedures. Moreover, these rules could adversely affect the sourcing, supply and pricing of materials used in our products, particularly if the number of suppliers offering minerals identified as “conflict minerals” that are sourced from locations other than the Democratic Republic of Congo and adjoining countries is limited. We may also suffer reputational harm if we determine that certain of our products contain minerals not determined to be conflict-free yet are unable to alter our products, processes or sources of supply to avoid such materials.

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

We have senior secured credit facilities pursuant to a credit agreement as described in Note 7. Financings, in the Notes to Condensed Consolidated Financial Statements to this Quarterly Report on Form 10-Q, with outstanding loan balances of $847.0 million as of April 30, 2015.

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

Our outstanding indebtedness and debt service obligations are substantial. As of April 30, 2015, we had total indebtedness outstanding of $847.0 million related to the 2011 Credit Agreement, payable in quarterly installments through July 8, 2021. Outstanding amounts may be subject to mandatory prepayment with the proceeds of certain asset sales and debt issuances and, for certain of the loan balances, from a portion of annual excess cash flows (as determined in the 2011 Credit Agreement) depending on our total net leverage ratio. See Note 9, Financings, in the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended October 31, 2014 for a schedule of the principal payments due under our financings.

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

•	uncertainty about current global or regional economic conditions;

•	changes in the market valuations of other companies operating in our industry;

•	announcements by us or our competitors related to significant acquisitions, strategic partnerships, or divestitures;

•	business disruptions, costs and future events related to shareholder activism;

•	additions or departures of key personnel; and

•	sales or purchases of our stock, including sales or purchases of our stock by our directors and officers or by significant stockholders.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS
The following documents are filed as Exhibits to this report:

Exhibit Number	Description

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

Date: June 4, 2015

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