Form 10-Q
period 2015-07-31
VERIFONE SYSTEMS, INC.
filed 2015-09-04
CIK 1312073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2015
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on August 31, 2015:

Class	Number of shares
Common Stock, $0.01 par value per share	114,946,525

VERIFONE SYSTEMS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VERIFONE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended July 31,		Nine Months Ended July 31,
	2015	2014	2015	2014
	(Unaudited, in thousands, except per share data)
Net revenues:
System solutions	$332,980	$299,435	$970,680	$851,335
Services	176,960	176,465	515,630	527,048
Total net revenues	509,940	475,900	1,486,310	1,378,383
Cost of net revenues:
System solutions	201,207	186,833	575,847	541,912
Services	102,192	106,297	300,849	308,210
Total cost of net revenues	303,399	293,130	876,696	850,122
Total gross margin	206,541	182,770	609,614	528,261
Operating expenses:
Research and development	54,195	53,217	150,677	153,748
Sales and marketing	56,635	54,136	169,416	161,164
General and administrative	55,442	58,447	152,249	158,110
Litigation settlement and loss contingency expense	—	—	1,213	9,000
Amortization of purchased intangible assets	19,985	24,517	62,884	73,849
Total operating expenses	186,257	190,317	536,439	555,871
Operating income (loss)	20,284	(7,547)	73,175	(27,610)
Interest expense, net	(8,223)	(14,421)	(23,550)	(35,300)
Other income (expense), net	(529)	(421)	(3,455)	(6,731)
Income (loss) before income taxes	11,532	(22,389)	46,170	(69,641)
Income tax provision (benefit)	1,452	5,718	4,296	(1,874)
Consolidated net income (loss)	10,080	(28,107)	41,874	(67,767)
Net income attributable to noncontrolling interests	(626)	(926)	(1,008)	(1,414)
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$9,454	$(29,033)	$40,866	$(69,181)
Net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Basic	$0.08	$(0.26)	$0.36	$(0.62)
Diluted	$0.08	$(0.26)	$0.35	$(0.62)
Weighted average number of shares used in computing net income (loss) per share:
Basic	114,401	112,024	113,928	111,176
Diluted	116,352	112,024	115,974	111,176
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended July 31,		Nine Months Ended July 31,
	2015	2014	2015	2014
	(Unaudited, in thousands)
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$9,454	$(29,033)	$40,866	$(69,181)

Other comprehensive income (loss):
Foreign currency translation adjustments	(10,943)	(39,503)	(175,107)	(42,519)
Unrealized gain (loss) on derivatives designated as cash flow hedges
Change in unrealized gain (loss) on derivatives designated as cash flow hedges, net of tax	(884)	1,120	(5,284)	2,982
Amounts reclassified from Accumulated other comprehensive loss, net of tax	1,289	(714)	2,861	(2,087)
Net change in unrealized gain (loss) on derivatives designated as cash flow hedges	405	406	(2,423)	895
Net change in other	28	26	82	(118)
Other comprehensive income (loss)	(10,510)	(39,071)	(177,448)	(41,742)
Comprehensive loss attributable to VeriFone Systems, Inc. stockholders	$(1,056)	$(68,104)	$(136,582)	$(110,923)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2015	October 31, 2014
	(Unaudited, in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$242,147	$250,187
Accounts receivable, net of allowances of $9,440 and $9,880	322,371	305,500
Inventories	121,774	124,275
Prepaid expenses and other current assets	111,668	105,610
Total current assets	797,960	785,572
Fixed assets, net	183,094	177,753
Purchased intangible assets, net	335,900	457,595
Goodwill	1,083,862	1,185,892
Deferred tax assets, net	11,998	30,394
Other long-term assets	74,201	65,037
Total assets	$2,487,015	$2,702,243

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$150,116	$161,226
Accruals and other current liabilities	213,905	206,982
Deferred revenue, net	85,767	92,075
Short-term debt	31,964	32,131
Total current liabilities	481,752	492,414
Long-term deferred revenue, net	53,597	50,968
Long-term deferred tax liabilities, net	121,426	136,057
Long-term debt	781,608	851,040
Other long-term liabilities	73,788	101,092
Total liabilities	1,512,171	1,631,571
Commitments and contingencies
Redeemable noncontrolling interest in subsidiary	—	774
Stockholders’ equity:
Preferred stock: $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 114,708 and 113,314 shares issued and outstanding as of July 31, 2015 and October 31, 2014, respectively	1,147	1,133
Additional paid-in capital	1,718,378	1,675,695
Accumulated deficit	(497,342)	(538,208)
Accumulated other comprehensive loss	(282,278)	(104,830)
Total VeriFone Systems, Inc. stockholders’ equity	939,905	1,033,790
Noncontrolling interest in subsidiaries	34,939	36,108
Total equity	974,844	1,069,898
Total liabilities and equity	$2,487,015	$2,702,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended July 31,
	2015	2014
	(Unaudited, in thousands)
Cash flows from operating activities
Consolidated net income (loss)	$41,874	$(67,767)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization, net	127,688	160,974
Stock-based compensation expense	32,208	40,855
Deferred income taxes, net	(8,673)	(20,581)
Write-off of debt issuance cost upon extinguishment	—	7,153
Other	14,506	11,049
Net cash provided by operating activities before changes in operating assets and liabilities	207,603	131,683
Changes in operating assets and liabilities:
Accounts receivable, net	(33,403)	(17,225)
Inventories	(6,681)	24,558
Prepaid expenses and other assets	(20,812)	12,548
Accounts payable	(189)	24,293
Deferred revenue, net	10,068	20,704
Other current and long-term liabilities	12,235	(49,141)
Net change in operating assets and liabilities	(38,782)	15,737
Net cash provided by operating activities	168,821	147,420
Cash flows from investing activities
Capital expenditures	(78,514)	(62,821)
Acquisition of businesses, net of cash and cash equivalents acquired	(13,639)	—
Other investing activities, net	121	2,428
Net cash used in investing activities	(92,032)	(60,393)
Cash flows from financing activities
Proceeds from debt, net of issuance costs	60,000	1,081,097
Repayments of debt	(130,256)	(1,199,720)
Proceeds from issuance of common stock through employee equity incentive plans	12,670	31,608
Other financing activities, net	(2,507)	(2,118)
Net cash used in financing activities	(60,093)	(89,133)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(24,736)	(2,308)
Net decrease in cash and cash equivalents	(8,040)	(4,414)
Cash and cash equivalents, beginning of period	250,187	268,220
Cash and cash equivalents, end of period	$242,147	$263,806

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

Note 1. Principles of Consolidation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of VeriFone Systems, Inc. and our wholly-owned and majority-owned subsidiaries, and have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions on Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The Condensed Consolidated Balance Sheet at October 31, 2014 has been derived from the audited Consolidated Balance Sheet at that date. All significant inter-company accounts and transactions have been eliminated. In accordance with those rules and regulations, we have omitted certain information and notes normally provided in our annual consolidated financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring items, necessary for the fair presentation of our financial position and results of operations for the interim periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014. The results of operations for the three and nine months ended July 31, 2015 are not necessarily indicative of the results expected for the entire fiscal year.

We have four operating segments: North America, Latin America, EMEA, and Asia-Pacific. Our North America segment is defined as our operations in the U.S. and Canada. Our Latin America segment is defined as our operations in South America, Central America, Mexico and the Caribbean. Our EMEA segment is defined as our operations in Europe, Russia, the Middle East, and Africa. Our Asia-Pacific segment consists of our operations in Australia, New Zealand, China, India and throughout the rest of Greater Asia, including other Asia-Pacific Rim countries. Our reportable segments are the same as our operating segments. We determine our operating segments based on the discrete financial information used by our Chief Executive Officer, who is our chief operating decision maker, to assess performance, allocate resources, and make decisions regarding VeriFone's operations. As a result of new Company leadership and related changes in the structure of our internal organization during July 2015, we realigned our operating segments in the current quarter. All prior period amounts reported by segment have been reclassified to conform to the current presentation. Our Chief Executive Officer is evaluating using global product line financial information to manage the business in the future. If our Chief Executive Officer is provided different financial information to assess performance, allocate resources and make decisions regarding VeriFone's operations, we will reassess our operating segment presentation.

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

Significant Accounting Policies

During the three and nine months ended July 31, 2015, there have been no changes in our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014.

Concentrations of Credit Risk

For the three and nine months ended July 31, 2015 and 2014 no single customer accounted for more than 10% of our total Net revenues. As of July 31, 2015 and October 31, 2014 no single customer accounted for more than 10% of our total Accounts receivable, net.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

During April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs and during August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after adoption of ASU 2015-03. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We plan to early adopt ASU 2015-03 retrospectively effective October 31, 2015. Retrospective adoption as of October 31, 2015, presuming that debt issuance costs related to our revolving line-of-credit arrangement will be reported as a direct deduction of the debt liability, will result in a $0.3 million decrease in Prepaid expenses and other current assets, and a $14.4 million decrease in Other long-term assets, with a corresponding $0.3 million decrease in Short-term debt, and a $14.4 million decrease in Long-term debt in our Condensed Consolidated Balance Sheet at October 31, 2014. Adoption will not have any impact on results of operations.

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

During May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides new guidance on the recognition of revenue and states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard was originally effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. On July 9, 2015, the FASB deferred the effective date to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of the original effective date. We are currently evaluating our adoption timing, the transition method we will use and the impact of this new pronouncement on our consolidated financial position and results of operations.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the computation of net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2015	2014	2015	2014
Basic and diluted net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Numerator:
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$9,454	$(29,033)	$40,866	$(69,181)
Denominator:
Weighted average shares attributable to VeriFone Systems, Inc. stockholders - basic	114,401	112,024	113,928	111,176
Weighted average effect of dilutive securities:
Stock options, RSUs and RSAs	1,951	—	2,046	—
Weighted average shares attributable to VeriFone Systems, Inc. stockholders - diluted	116,352	112,024	115,974	111,176
Net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Basic	$0.08	$(0.26)	$0.36	$(0.62)
Diluted	$0.08	$(0.26)	$0.35	$(0.62)

For the three months ended July 31, 2015 and 2014, equity incentive awards representing 1.3 million, and 8.4 million shares of common stock, respectively, were excluded from the calculation of weighted average shares for diluted net income (loss) per share as they were anti-dilutive. For the nine months ended July 31, 2015 and 2014, equity incentive awards representing 1.3 million, and 8.4 million shares of common stock, respectively, were excluded from the calculation of weighted average shares for diluted net income (loss) per share as they were anti-dilutive. Anti-dilutive awards, which include stock options, RSUs and RSAs, could impact future calculations of diluted net income per share if the fair market value of our common stock increases.

Warrants to purchase 7.2 million shares of our common stock were outstanding at October 31, 2013 and expired unexercised in equal amounts on each trading day from December 19, 2013 to February 3, 2014. The warrants were anti-dilutive in the nine months ended July 31, 2014 because the warrants' $62.356 exercise price was greater than the average share price of our common stock during that period.

Note 3. Income Taxes

We recorded tax provisions totaling $1.5 million and $5.7 million for the three months ended July 31, 2015 and 2014, respectively. We recorded a $4.3 million income tax provision and a $1.9 million income tax benefit for the nine months ended July 31, 2015 and 2014, respectively. The income tax provisions for the three months ended July 31, 2015 and 2014 are primarily related to foreign taxes. The income tax provision for the nine months ended July 31, 2015 is primarily related to foreign taxes offset by the reversal of unrecognized tax benefits where statutes of limitations expired and audits were settled. The income tax benefit for the nine months ended July 31, 2014 includes tax benefits from statutory tax rate changes in certain foreign countries, decreases in prior year unrecognized tax benefits, and other discrete activity. Losses generated during the three and nine months ended July 31, 2014 in the U.S. federal, state, and certain foreign jurisdictions did not result in a tax benefit due to valuation allowances.

Our total unrecognized tax benefits were approximately $108.0 million as of July 31, 2015. The amount of unrecognized tax benefits could be reduced upon closure of tax examinations or if the statute of limitations on certain tax filings expires without assessment from the relevant tax authorities. We believe that it is reasonably possible that there could be an immaterial reduction in unrecognized tax benefits due to statute of limitation expirations in multiple tax jurisdictions during the next 12 months. Interest and penalties accrued on these uncertain tax positions will also be released upon the expiration of the applicable statute of limitations.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. Internal Revenue Service Tax Audit Assessment

We are currently under audit by the U.S. Internal Revenue Service for fiscal years 2005 through 2010 related to our 5 year net operating loss carry back for fiscal year 2010. We have received a Notice of Proposed Adjustment indicating the denial of our worthless stock deduction of $154.3 million, related to the insolvency of one of our UK subsidiaries, recorded on our 2010 tax return. The impact of the Notice of Proposed Adjustment is the denial of the loss carryback to 2005 and 2006 which resulted in an approximately $25.0 million cash refund and the disallowance of approximately $29.0 million of future tax benefits residing in the NOL carryover which are offset with a valuation allowance. We filed our protest to the Notice of Proposed Assessment in April 2015 and believe the Internal Revenue Service position for the denial is without merit.

Israel Tax Audit Assessment

We are also currently under audit by the Israel Tax Authority for fiscal years 2008 through 2013. The Israel Tax Authority has issued a tax assessment claiming there was a business restructuring that resulted in a transfer of some functions, assets and risks from Israel to the U.S. parent company that the Israel Tax Authority claims was an equity sale of 1.36 billion Israeli new shekels (approximately $361.5 million at the foreign exchange rate as of July 31, 2015). The Israel Tax Authority is alleging that the claim applies alternatively to fiscal years 2008 or 2009. These claims result in a tax liability and deficiency penalty assessment in the range of 556.0 million Israeli new shekels (approximately $147.4 million at the foreign exchange rate as of July 31, 2015), if the claim was assessed for fiscal year 2009, to 645.5 million Israeli new shekels (approximately $171.1 million at the foreign exchange rate as of July 31, 2015), if the claim was assessed for fiscal year 2008, including interest and the required Israeli price index adjustments (referred to as the linkage differentials) through July 31, 2015.

We filed our objection to the tax assessment in January 2015 and believe the Israel Tax Authority assessment position is without merit. We have agreed with the Israel Tax Authority to repay our $69.0 million intercompany loan from Israel to the extent of the amount of a final agreed tax assessment, if any.

Note 4. Balance Sheet and Statement of Operations Details

Cash and Cash Equivalents

As of July 31, 2015 and October 31, 2014, $187.0 million and $216.4 million, respectively, of our cash and cash equivalents were held by our foreign subsidiaries. If we decide to distribute or use such cash and cash equivalents outside those foreign jurisdictions, including a distribution to the U.S., we may be subject to additional taxes or costs.

As of July 31, 2015 and October 31, 2014, Prepaid expenses and other current assets included $5.1 million and $6.2 million, respectively, of restricted cash. As of July 31, 2015 and October 31, 2014, Other long-term assets included $2.2 million and $2.6 million, respectively, of restricted cash. Restricted cash was mainly comprised of pledged deposits.

Inventories

Inventories consisted of the following (in thousands):

	July 31, 2015	October 31, 2014
Raw materials	$34,702	$36,264
Work-in-process	1,993	1,662
Finished goods	85,079	86,349
Total inventories	$121,774	$124,275

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accruals and Other Current Liabilities

Accruals and other current liabilities consisted of the following (in thousands):

	July 31, 2015	October 31, 2014
Accrued expenses	$74,785	$72,250
Accrued compensation	61,156	66,281
Accrued legal loss contingencies, including interest (Note 9)	5,632	5,728
Other current liabilities	72,332	62,723
Total accruals and other current liabilities	$213,905	$206,982

Other current liabilities were primarily comprised of accrued warranty, sales and value-added taxes payable, accrued restructurings and accrued liabilities for contingencies related to tax assessments and legal proceedings.

Accrued Warranty

Activity related to accrued warranty for the nine months ended July 31, 2015 consisted of the following (in thousands):

Balance at beginning of period	$15,411
Warranty charged to Cost of net revenues	12,644
Utilization of warranty accrual	(9,571)
Other	(1,303)
Balance at end of period	17,181
Less: current portion	(14,609)
Long-term portion	$2,572

Deferred Revenue, Net

Deferred revenue, net of related costs consisted of the following (in thousands):

	July 31, 2015	October 31, 2014
Deferred revenue	$154,332	$168,712
Deferred cost of revenue	(14,968)	(25,669)
Deferred revenue, net	139,364	143,043
Less: current portion	(85,767)	(92,075)
Long-term portion	$53,597	$50,968

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	July 31, 2015	October 31, 2014
Unrecognized tax benefits liability, net	$33,182	$62,228
Contingent consideration payable	11,765	11,185
Other long-term liabilities	28,841	27,679
Total other long-term liabilities	$73,788	$101,092

Adoption of ASU 2013-11 effective November 1, 2014 resulted in a $24.2 million reduction in Unrecognized tax benefits liability, net, at November 1, 2014, because some of the unrecognized tax benefits are now presented net against Deferred tax assets. As of July 31, 2015, the $33.2 million Unrecognized tax benefits liability, net, includes accrued interest and penalties, none of which is expected to be paid within one year. We are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur.

Redeemable noncontrolling interest in subsidiary

On September 30, 2010, we acquired 80% of the outstanding equity of All Business Solutions - ABS S.r.l., pursuant to a share purchase agreement under which the holders of the remaining 20% of outstanding equity had the option to require us to purchase their shares at the then fair market value. The redeemable noncontrolling interest was reported in a separate line above Stockholders' equity in our Condensed Consolidated Balance Sheets and was recognized at the greater of the initial carrying amount increased or decreased for the noncontrolling interest's share of net income or loss or its redemption value.

On April 2, 2015 the minority shareholders of ABS S.r.l. exercised their option to require us to purchase their shares. As a result, the fair market value of the noncontrolling interest is reported in Other current liabilities in our Condensed Consolidated Balance Sheet at July 31, 2015.

Accumulated Other Comprehensive Loss

Activity related to Accumulated other comprehensive loss for the nine months ended July 31, 2015 consisted of the following (in thousands):

	Foreign currency translation adjustments	Unrealized loss on derivatives designated as cash flow hedges (1)	Other (2)	Total
Balance at October 31, 2014	$(102,767)	$(720)	$(1,343)	$(104,830)
Gains (losses) before reclassifications, net of tax	(175,107)	(5,284)	—	(180,391)
Amounts reclassified from Accumulated other comprehensive loss, net of tax	—	2,861	82	2,943
Other comprehensive income (loss)	(175,107)	(2,423)	82	(177,448)
Balance at July 31, 2015	$(277,874)	$(3,143)	$(1,261)	$(282,278)
(1) Amounts reclassified from Accumulated other comprehensive loss, net of tax, were recorded in Interest expense, net in the Condensed Consolidated Statements of Operations. The related tax impacts were insignificant.
(2) Amounts reclassified from Accumulated other comprehensive loss, net of tax, were recorded in General and administrative expenses in the Condensed Consolidated Statements of Operations. The related tax impacts were insignificant.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation Expense

The following table presents the stock-based compensation expense recognized in our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2015	2014	2015	2014
Cost of net revenues	$432	$506	$1,560	$1,267
Research and development	1,676	2,061	5,628	7,920
Sales and marketing	4,660	5,644	12,239	14,272
General and administrative	4,413	5,034	12,781	17,396
Total stock-based compensation	$11,181	$13,245	$32,208	$40,855

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

The following tables present our significant assets and liabilities that are measured at fair value on a recurring basis and their classification within the fair value hierarchy (in thousands). There were no transfers between levels of fair value hierarchy in the nine months ended July 31, 2015 and the fiscal year ended October 31, 2014.

	July 31, 2015				October 31, 2014
	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets
Other current and long-term assets:
Derivative financial instruments	$771	$—	$771	$—	$195	$—	$195	$—
Total assets measured and recorded at fair value	$771	$—	$771	$—	$195	$—	$195	$—

Liabilities
Other current and long-term liabilities:
Contingent consideration payable	$14,306	$—	$—	$14,306	$11,824	$—	$—	$11,824
Derivative financial instruments	4,215	—	4,215	—	1,315	—	1,315	—
Total liabilities measured and recorded at fair value	$18,521	$—	$4,215	$14,306	$13,139	$—	$1,315	$11,824

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Contingent Consideration Payable

The following table presents changes in our contingent consideration payable for the nine months ended July 31, 2015, which is categorized in Level 3 of the fair value hierarchy (in thousands):

Balance at beginning of period	$11,824
Additions	1,315
Payments	(349)
Changes in estimates, included in Other income (expense), net	(64)
Interest expense, net	1,580
Balance at end of period	$14,306

Contingent consideration payable is substantially comprised of amounts payable for media contracts we acquired from Outcast Media LLC in August 2014. The contingent consideration payable is classified as Level 3 because we use significant unobservable inputs to determine the expected payments and an appropriate discount rate to calculate the fair value. The significant unobservable inputs we use include our estimate of the future net revenues we expect to generate from the acquired media contracts, the probability of achieving those revenues, and the revenue share rate for a media contract. The discount rate used to determine the fair value of the contingent consideration payable is 18.5%. The maximum liability on contingent consideration payable is indeterminate because it is based on future revenues generated from the acquired business. We evaluate changes in the assumptions used to calculate the fair value of contingent consideration payable at the end of each period.
Derivative Financial Instruments

Interest Rate Swap Agreements Designated as Cash Flow Hedges

We use interest rate swap agreements to hedge the variability in cash flows related to interest payments. On March 23, 2012, we entered into a number of interest rate swap agreements to effectively convert $500.0 million of the term A loan from a floating rate to a 0.71% fixed rate plus applicable margin through March 31, 2015. On January 8, 2015, we entered into a number of new interest rate swap agreements to effectively convert $500.0 million of the term A loan from a floating rate to a 1.20% fixed rate plus applicable margin effective April 1, 2015, after the expiration of the original swap agreements. The principal amount under the term A loan covered by the new interest rate swap agreements will decrease to $450.0 million from April 1, 2017 through August 31, 2017, and $400.0 million from September 1, 2017 through March 31, 2018. The swap agreements expire March 31, 2018.

The interest rate swaps qualify for hedge accounting treatment as cash flow hedges. The notional amounts of interest rate swap agreements outstanding as of July 31, 2015 and October 31, 2014 were each $500.0 million.

Gains and losses arising from the effective portion of interest rate swap agreements are recorded in Accumulated other comprehensive loss, and are subsequently reclassified into earnings in the period or periods during which the underlying transactions affect earnings. As of July 31, 2015, the estimated net derivative loss related to our cash flow hedges included in Accumulated other comprehensive loss that will be reclassified into earnings in the next 12 months is $3.8 million.

Foreign Exchange Forward Contracts Not Designated as Hedging Instruments

We arrange and maintain foreign exchange forward contracts so as to yield gains or losses to offset changes in foreign currency denominated assets or liabilities due to changes in foreign exchange rates, with the objective to mitigate the volatility associated with foreign currency transaction gains or losses. Our foreign currency exposures are predominantly inter-company receivables and payables arising from product sales and loans from one of our entities to another. Our foreign exchange forward contracts generally mature within 90 days. The notional amounts of such contracts outstanding as of July 31, 2015 and October 31, 2014 were $236.8 million and $241.1 million, respectively.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We recognized the following gains (losses) on foreign exchange forward contracts not designated as cash flow hedges (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2015	2014	2015	2014
Gains (losses) recognized in Other income (expense), net in our Condensed Consolidated Statements of Operations	$5,201	$(2,614)	$16,103	$(8,187)

Note 6. Goodwill and Purchased Intangible Assets

Goodwill

Activity related to goodwill for the nine months ended July 31, 2015 consisted of the following (in thousands):

Balance at beginning of period	$1,185,892
Additions	11,562
Currency translation adjustments	(113,592)
Balance at end of period	$1,083,862

Goodwill is not amortized. We review goodwill for impairment annually, and whenever events or changes in circumstances indicate its carrying amount may not be recoverable. Based on our review for potential indicators of impairment performed during the nine months ended July 31, 2015 and the fiscal year ended October 31, 2014, there were no indicators of impairment.

On February 2015, we acquired all the outstanding shares of Double Beam, Inc. for $11.8 million in total consideration pursuant to a transaction that we accounted for using the acquisition method of accounting. We paid $10.5 million at the close date and the remaining consideration is payable on the one year anniversary of the transaction. Double Beam delivers Android based cloud point-of-sale solutions in the U.S.. Purchased intangible assets, which principally related to developed and core technology, totaled $3.4 million and goodwill totaled $8.4 million at the acquisition date. The goodwill was assigned to our North America reportable segment and will not be deductible for income tax purposes.

Purchased Intangible Assets, Net

Purchased Intangible assets, net consisted of the following (in thousands):

	July 31, 2015			October 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$591,473	$(280,910)	$310,563	$673,081	$(255,161)	$417,920
Developed and core technology	98,837	(79,680)	19,157	108,379	(76,738)	31,641
Other	19,849	(13,669)	6,180	20,556	(12,522)	8,034
Total	$710,159	$(374,259)	$335,900	$802,016	$(344,421)	$457,595

Activity related to purchased intangible assets during the nine months ended July 31, 2015 includes a $92.5 million currency translation adjustment to Gross carrying amount and a $41.2 million currency translation adjustment to Accumulated amortization.

Amortization of purchased intangible assets was allocated as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2015	2014	2015	2014
Included in Cost of net revenues	$4,502	$10,115	$13,771	$32,652
Included in Operating expenses	19,985	24,517	62,884	73,849
Total amortization of purchased intangible assets	$24,487	$34,632	$76,655	$106,501

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7. Financings

Amounts outstanding under our financing arrangements consisted of the following (in thousands):

	July 31, 2015	October 31, 2014
2011 Credit Agreement
Term A loan	$570,000	$592,500
Term B loan	198,000	199,500
Revolving loan	49,000	95,000
Other	372	706
Total principal payments due	817,372	887,706
Less: original issue discount	(3,800)	(4,535)
Total amounts outstanding	813,572	883,171
Less: current portion	(31,964)	(32,131)
Long-term portion	$781,608	$851,040

2011 Credit Agreement

Key terms of our amended and restated 2011 credit agreement (the "2011 Credit Agreement") include financial maintenance covenants and certain representations, warranties, covenants, and conditions that are customarily required for similar financings. We were in compliance with all financial covenants under this credit agreement as of July 31, 2015.

Borrowings under this credit agreement bear interest at a “Base Rate” or “Eurodollar Rate”, at our option, plus an applicable margin based on certain financial ratios, determined and payable quarterly. As of July 31, 2015, we elected the "Eurodollar Rate" margin option for our borrowings and the interest margins were 2.00% for the term A loan and the revolving loan, and 2.75% for the term B loan. Accordingly as of July 31, 2015, the interest rate was 2.19% for the term A loan and the revolving loan and 3.5% for the term B loan. We have a number of interest rate swap agreements to effectively convert a portion of the term A loan from a floating interest rate to a fixed interest rate. As of July 31, 2015, $500.0 million of the term A loan is effectively at a 1.20% fixed rate plus applicable margin based on interest rate swaps. As of July 31, 2015, the commitment fee for the unused portion of the revolving loan was 0.375% per annum, payable quarterly in arrears, and the amount available to draw under the revolving loan was $451.0 million.

On July 8, 2014, we amended and restated the original 2011 credit agreement to extend the maturity dates, provide more favorable interest rates, and make certain changes to the covenants and other terms. As part of the amendment and restatement, the outstanding loan balances were repaid in full, and new debt was issued. The repayment of outstanding debt as part of the amendment and restatement was deemed an extinguishment of $153.5 million of outstanding debt. As a result, during July 2014, we expensed $5.2 million of previously capitalized debt issuance costs to Interest expense in our Condensed Consolidated Statements of Operations. We incurred $13.2 million of costs in connection with the amendment and restatement.

Note 8. Restructurings

As part of cost optimization and corporate transformation initiatives, during fiscal year 2014 our management approved, committed to and initiated restructuring plans to reduce headcount, and consolidate facilities and data centers. These plans are expected to be substantially complete by the end of fiscal year 2015. In addition, during July 2015, our management approved, committed to and initiated another restructuring plan to further reduce headcount and consolidate operations as part of these transformation initiatives. The July 2015 Plan is expected to be substantially complete by the end of fiscal year 2016.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity related to our restructuring plans for the nine months ended July 31, 2015 consisted of the following (in thousands):

	Restructuring Plans
	April 2014 Plan		June 2014 Plan		July 2015 Plan
	Employee Involuntary Termination Benefits	Facilities Related Costs	Employee Involuntary Termination Benefits	Facilities Related Costs	Employee Involuntary Termination Benefits	Total
Balance at beginning of period	$319	$1,194	$5,500	$399	$—	$7,412
Charges, net of adjustments	(67)	537	601	82	6,374	7,527
Cash payments	(224)	(1,866)	(5,113)	(476)	(737)	(8,416)
Other	—	135	—	—	—	135
Balance at end of period	$28	$—	$988	$5	$5,637	$6,658
Cumulative costs to date	$5,139	$1,967	$11,936	$853	$6,374	$26,269

The following table presents the restructuring expense recognized in our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2015	2014	2015	2014
Cost of net revenues	$223	$1,797	$258	$2,663
Research and development	3,364	4,853	3,518	5,587
Sales and marketing	1,082	1,963	1,875	4,577
General and administrative	1,324	2,197	1,876	3,754
	$5,993	$10,810	$7,527	$16,581

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

In connection with our taxi solutions business, we enter into operating lease arrangements for the right to place advertising in or on taxicabs. In general, these lease arrangements are non-cancelable for terms ranging from three to eight years, require us to pay minimum lease amounts based on the types and locations of the advertising displays in or on the taxicabs, and are subject to fee escalation clauses. Based upon the number of operational taxicabs with our advertising displays at July 31, 2015, we had total lease commitments of $91.7 million relating to such lease arrangements, which are included in the future minimum lease payments in the table below.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments under these leases as of July 31, 2015 were as follows (in thousands):

Years Ending October 31:	Minimum Lease Payments
Remainder of fiscal year 2015	$11,109
2016	39,888
2017	34,892
2018	19,966
2019	18,257
2020	14,690
Thereafter	17,810
Total	$156,612

Rent expense consisted of the following (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2015	2014	2015	2014
Rent expense for non-cancelable taxi operating leases	$9,073	$9,578	$26,374	$27,556
Facility and other rent expense	6,442	7,121	20,328	21,945
Total rent expense	$15,515	$16,699	$46,702	$49,501

Manufacturing Agreements

We work on a purchase order basis with our contract manufacturers, which are located in China, Singapore, Malaysia, Brazil, Germany, and Romania, and component suppliers located throughout the world, to supply nearly all of our finished goods inventories, spare parts, and accessories. We provide each such supplier with a purchase order to cover the manufacturing requirements, which generally constitutes a binding commitment by us to purchase materials and finished goods produced by the manufacturer as specified in the purchase order. Most of these purchase orders are considered to be non-cancelable and are expected to be paid within one year of the issuance date. As of July 31, 2015, the amount of purchase commitments issued to contract manufacturers and component suppliers totaled approximately $130.9 million. Of this amount, $10.5 million has been recorded in Accruals and other current liabilities in our Condensed Consolidated Balance Sheets because these commitments are not expected to have future value to us.

Bank Guarantees

We have issued bank guarantees with maturities ranging from two months to six years to certain of our customers and vendors as required in some countries to support certain performance obligations under our service or other agreements with those parties. As of July 31, 2015, the maximum amount that may become payable under these guarantees was $12.3 million, of which $1.9 million was collateralized by restricted cash deposits.

Letters of Credit

We provide standby letters of credit in the ordinary course of business to third parties as required. As of July 31, 2015, the maximum amounts that may become payable under these letters of credit was $8.0 million, of which $1.0 million was collateralized by restricted cash deposits.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Brazilian Tax Assessments

State Value-Added Tax

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the São Paulo State Revenue Department for collection of state sales taxes related to purported sales of software for the 1998 and 1999 tax years. In 2004, an appeal against this unfavorable administrative decision was filed in a judicial proceeding. The first level decision in the judicial proceeding was issued in our favor. The São Paulo State Revenue Department filed an appeal of this decision. The second level administrative decision ordered that the case be returned to the lower court in order to allow the production of further evidence. Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible that we may receive an unfavorable decision in this proceeding. The tax assessment including estimated interest through July 31, 2015 for this matter totals approximately 8.5 million Brazilian reais (approximately $2.6 million at the foreign exchange rate as of July 31, 2015). As of July 31, 2015, we have not accrued for this matter.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the Vitória tax assessment, the fines were reduced from 4.7 million Brazilian reais (approximately $1.4 million at the foreign exchange rate as of July 31, 2015) to 1.5 million Brazilian reais (approximately $440,000 at the foreign exchange rate as of July 31, 2015) on a first level administrative decision on January 26, 2007. Both we and the tax authorities filed appeals of the first level administrative decision. In this appeal, we argued that the tax authorities did not have enough evidence to determine that the import transactions were indeed fraudulent and that, even if there were some irregularities in such importations, they could not be deemed to be our responsibility since all the transactions were performed by the third-party importer of the goods. On June 30, 2010, the Taxpayers Administrative Council of Tax Appeals decided to reinstate the original claim amount of 4.7 million Brazilian reais (approximately $1.4 million at the foreign exchange rate as of July 31, 2015) against us. On February 27, 2013, the Taxpayers Administrative Council of Tax Appeals issued its formal ruling reinstating the original claim amount. On May 31, 2013, we filed a motion to clarify such ruling, which is pending a decision.

In the Itajai tax assessment, we were notified on January 18, 2008, of a first level administrative decision rendered that maintained the total fine of 2.0 million Brazilian reais (approximately $595,000 at the foreign exchange rate as of July 31, 2015) as imposed, excluding interest. On May 27, 2008, we appealed the first level administrative decision to the Taxpayers Council. This matter is pending second level decision.

In December 2013, we sought to enroll the entire amount of tax liabilities in dispute for both the Vitória and Itajai assessments in the REFIS Amnesty. However, because we are named as a jointly-liable party rather than as the primary defendant in these matters, these assessments were not listed in the REFIS Amnesty web-based portal as available for election under the REFIS Amnesty. We believe these matters qualify for inclusion in the REFIS Amnesty and have filed the required notifications to our local tax office and commenced payments to indicate our decision to enroll these matters in the REFIS Amnesty. We expect the tax authorities' confirmation that these matters have been included in the REFIS Amnesty once they complete their procedures to consolidate the enrolled assessments. We elected to make the amnesty payments for these matters in monthly installments over a 30-month period for total payments, inclusive of interest and penalties, of 7.6 million Brazilian reais (approximately $2.3 million at the foreign exchange rate as of July 31, 2015). We accrued the full amount of the payments, plus estimated interest, under the REFIS Amnesty for these matters in December 2013 when we enrolled in the program, and made our first payment on December 26, 2013. As of July 31, 2015, we have remaining installment payments totaling 2.1 million Brazilian reais (approximately $630,000 at the foreign exchange rate as of July 31, 2015).

We had previously accrued the estimated liability for both the Vitória and Itajai assessments. Based on our understanding of the underlying facts of these matters, we believe it is probable we may receive an unfavorable decision for each of these assessments unless we are able to resolve these matters through the REFIS Amnesty. Upon confirmation of acceptance of these matters into the REFIS Amnesty, we will reduce our accrued liabilities related to these matters to reflect the discounted amounts due under the REFIS Amnesty. As of July 31, 2015, we have accruals totaling 12.3 million Brazilian reais (approximately $3.7 million at the foreign exchange rate as of July 31, 2015).

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

For the 2002 assessment, we applied available net operating losses, to the extent permitted, toward the interest and penalties portion of the settlement obligation under the REFIS Amnesty. For the remaining balance, we elected to make the amnesty payments in monthly installments over a 90-month period for total payments of 2.2 million Brazilian reais (approximately $666,000 at the foreign exchange rate as of July 31, 2015). We accrued the full amount of the payments, plus estimated interest, under the REFIS Amnesty for this matter in December 2013 when we enrolled in the program, and made our first payment on December 26, 2013. In the first quarter of fiscal year 2015, based on new provisions made available under the REFIS Amnesty, we elected to pay all remaining outstanding amounts due under the REFIS Amnesty in relation to the 2002 assessment, and settled such payments using cash and additional available net operating losses.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the 2003 assessments, we applied available net operating losses, to the extent permitted, toward the interest and penalties portion of the settlement obligation under the REFIS Amnesty. At the time we initially appealed the 2003 assessments to the civil courts, we were required to make a deposit of 2.8 million Brazilian reais (approximately $855,000 at the foreign exchange rate as of July 31, 2015) to the court in order to perfect our appeal. In light of our enrollment of certain of the 2003 assessments in the REFIS Amnesty, we have notified the civil court of our enrollment and requested the release of the portion of the deposit for the assessments enrolled in the REFIS Amnesty, which totals 675,000 Brazilian reais (approximately $203,000 at the foreign exchange rate as of July 31, 2015). Once approved by the court, the released funds will be applied against the settlement obligation under the REFIS Amnesty. Approximately 2.2 million Brazilian reais (approximately $652,000 at the foreign exchange rate as of July 31, 2015) will remain deposited in connection with the 2003 assessments that will continue in the civil courts and which deposits will be released to the prevailing party after resolution of the underlying assessments.

Excluding the assessments that have been enrolled in the REFIS Amnesty for this matter, which have been accrued as described above, the remaining assessments total 3.6 million Brazilian reais (approximately $1.1 million at the foreign exchange rate as of July 31, 2015), including estimated penalties and interest, as of July 31, 2015. Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible we may receive an unfavorable decision related to these remaining assessments.

We also elected to enroll a number of outstanding tax offset requests that were previously applied for by the Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 in the REFIS Amnesty. These outstanding tax offset requests relate to non-income tax debts, primarily for IRPJ, PIS and COFINS for past tax years, and total approximately 2.5 million Brazilian reais (approximately $752,000 at the foreign exchange rate as of July 31, 2015), including estimated penalties and interest. We applied available net operating losses toward the interest and penalties portion of the settlement obligation under the REFIS Amnesty. For the remaining balance, we elected to make the amnesty payments in monthly installments over a 90-month period for total payments of 1.3 million Brazilian reais (approximately $402,000 at the foreign exchange rate as of July 31, 2015). We accrued the full amount of the payments, plus estimated interest, under the REFIS Amnesty for these matters in December 2013 when we enrolled in the program, and made our first payment on December 26, 2013. After further review, the tax authorities agreed to our positions in certain of these cases and reduced our liabilities under the REFIS Amnesty. In the first quarter of fiscal year 2015, based on new provisions made available under the REFIS Amnesty, we elected to pay all remaining outstanding amounts due under the REFIS Amnesty in relation to the remaining tax offset requests, and settled such payments using cash and additional available net operating losses.

Municipality Services Tax Assessments

In December 2009, one of the Brazilian subsidiaries that was acquired as part of the Lipman acquisition was notified of a tax assessment regarding alleged nonpayment of tax on services rendered for the period from September 2004 to December 2004. This assessment was issued by the municipality of São Paulo (the "municipality"), and asserts a services tax deficiency and related penalties totaling 875,000 Brazilian reais (approximately $263,000 at the foreign exchange rate as of July 31, 2015), excluding interest. The municipality claims that the Brazilian subsidiary rendered certain services within the municipality of São Paulo but simulated that those services were rendered in another city. At the end of December 2010 the municipality issued further tax assessments alleging the same claims for 2005 through June 2007. These additional subsequent claims assert services tax deficiencies and related penalties totaling 5.9 million Brazilian reais (approximately $1.8 million at the foreign exchange rate as of July 31, 2015), excluding interest. We received unfavorable decisions from the administrative courts, which ruled to maintain the tax assessments for each of these matters. No further grounds of appeal are available to us for these assessments within the administrative courts. In October 2012, as a result of the decision at the administrative level, the tax authorities filed an enforcement action in the civil courts to collect on the services tax assessments amounts awarded by the administrative court, and seeking other related costs and fees. On March 6, 2013, we filed our defensive claims in the civil courts in response to the tax authorities' enforcement action. In February 2013 the tax authorities filed an additional enforcement action in the civil courts to collect on the penalties related to the services tax assessments amounts awarded by the administrative courts. Based on our understanding of the underlying facts of this matter and our evaluation of the potential outcome at the judicial level, we believe it is reasonably possible that our Brazilian subsidiary will be required to pay some amount of the alleged tax assessments and penalties related to these matters, as well as amounts of interest and certain costs and fees imposed by the court related thereto. As of July 31, 2015, the amount of the alleged tax assessments and penalties related to these matters was approximately 5.8 million Brazilian reais (approximately $1.7 million at the foreign exchange rate as of July 31, 2015), and the estimated interest, costs and fees related thereto were approximately 15.0 million Brazilian reais (approximately $4.5 million at the foreign exchange rate as of July 31, 2015).

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the municipality of Curitiba for collection of alleged services tax deficiency. An appeal against this unfavorable administrative decision was filed in a judicial proceeding and currently the case is pending the municipality of Curitiba's compliance with the writ of summons. As of July 31, 2015, the underlying assessment, including estimated interest, was approximately 5.0 million Brazilian reais (approximately $1.5 million at the foreign exchange rate as of July 31, 2015). Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible that we may receive an unfavorable decision in this proceeding.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 22, 2014, the Federal Circuit denied Cardsoft's petition for rehearing by the panel and hearing en banc, and issued its mandate on December 29, 2014. On March 23, 2015, Cardsoft filed a petition for certiorari with the U.S. Supreme Court, requesting the Court to grant its petition, vacate the Federal Circuit's decision and remand for the Federal Circuit to review using a more deferential standard of review of the District Court’s claim construction. On June 29, 2015, the U.S. Supreme Court granted Cardsoft’s petition, vacated the Federal Circuit's decision and remanded the case to the Federal Circuit for reconsideration under a more deferential standard of review of the District Court’s claim construction. On August 24, 2015, both parties submitted briefs regarding this more deferential standard of review and its applicability to the case.

Cardsoft has also filed motions before the District Court claiming that it was entitled to a new trial to allege infringement under the doctrine of equivalents and seeking to reopen the case before the District Court. We have opposed these motions and have filed a cross motion to dismiss this matter in its entirety. The District Court has not yet scheduled a hearing date on these motions.

Although we have concluded that the likelihood of an unfavorable ruling by the Federal Circuit is remote, if Cardsoft were to prevail before the Federal Circuit, the proceedings could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

On June 11, 2015, the parties entered into a stipulation of settlement, pursuant to which we have agreed with the plaintiff to implement certain non-monetary corporate governance reforms within sixty days after the effective date of the stipulation and to provide support for plaintiff’s request for attorneys’ fees. The stipulation is anticipated to become effective once an order from the Court approving the settlement becomes final. On August 28, 2015, the Court granted preliminary approval to the settlement and scheduled an October 30, 2015 final approval.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Israel Securities Class Action

On January 27, 2008, a class action complaint was filed against us in the Central District Court in Tel Aviv, Israel on behalf of purchasers of our stock on the Tel Aviv Stock Exchange. The complaint sought compensation for damages allegedly incurred by the class of plaintiffs due to the publication of erroneous financial reports. We filed a motion to stay the action, in light of the proceedings already filed in the U.S., on March 31, 2008. A hearing on the motion was held on May 25, 2008. Further briefing in support of the stay motion, specifically with regard to the threshold issue of applicable law, was submitted on June 24, 2008. On September 11, 2008, the Israeli District Court ruled in our favor, holding that U.S. law would apply in determining our liability. On October 7, 2008, plaintiffs filed a motion for leave to appeal the Israeli District Court's ruling to the Israeli Supreme Court. Our response to plaintiffs' appeal motion was filed on January 18, 2009. The Israeli District Court stayed its proceedings until the Israeli Supreme Court rules on plaintiffs' motion for leave to appeal. On January 27, 2010, after a hearing before the Israeli Supreme Court, the court dismissed the plaintiffs' motion for leave to appeal and addressed the case back to the Israeli District Court. The Israeli Supreme Court instructed the Israeli District Court to rule whether the Israel class action should be stayed, under the assumption that the applicable law is U.S. law. Plaintiffs subsequently filed an application for reconsideration of the Israeli District Court's ruling that U.S. law is the applicable law. Following a hearing on plaintiffs' application, on April 12, 2010, the parties agreed to stay the proceedings pending resolution of the U.S. securities class action, without prejudice to plaintiffs' right to appeal the Israeli District Court's decision regarding the applicable law to the Israeli Supreme Court. On May 25, 2010, plaintiff filed a motion for leave to appeal the decision regarding the applicable law with the Israeli Supreme Court. In August 2010, plaintiff filed an application to the Israeli Supreme Court arguing that the U.S. Supreme Court's decision in Morrison et al. v. National Australia Bank Ltd., 561 U.S. 247, 130 S. Ct. 2869 (2010), may affect the outcome of the appeal currently pending before the Court and requesting that this authority be added to the Court's record. Plaintiff concurrently filed an application with the Israeli District Court asking that court to reverse its decision regarding the applicability of U.S. law to the Israel class action, as well as to cancel its decision to stay the Israeli proceedings in favor of the U.S. class action in light of the U.S. Supreme Court's decision in Morrison. On August 25, 2011, the Israeli District Court issued a decision denying plaintiff's application and reaffirming its ruling that the law applicable to the Israel class action is U.S. law. The Israeli District Court also ordered that further proceedings in the case be stayed pending the decision on appeal in the U.S. class action.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 29, 2015, the plaintiff in the 2008 Israel Securities Class Action filed a motion for award of compensation and attorneys’ fees based on the amount of settlement compensation received by Israelis in the U.S. class action. We are opposing that motion.

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

On June 15, 2015, we filed appeals and interim applications to stay the CCI orders. On July 30, 2015, the appellate court granted our interim applications to stay all proceedings at least until the next appellate hearing on October 5, 2015.

The CCI's rulings reserved the right to pursue additional proceedings against individuals that it deems responsible for the alleged conduct. We are unable to make any estimate of potential loss for any further proceedings the CCI may pursue but do not expect it to be material to our results of operations.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Litigation

After termination of their services, several former contractors of one of our Brazilian subsidiaries filed individual lawsuits in the Labor Court of São Paulo against the subsidiary alleging an employer-employee relationship and wrongful termination, and claiming, among other damages, statutorily-imposed salaries, vacations, severance and bonus amounts, social contributions and penalties and moral damages. In October 2012, we received a partially unfavorable judgment for one of these lawsuits, with the court ruling that an employer-employee relationship existed. We did not prevail in our appeal of the unfavorable judgment and in May 2015 paid this judgment, which amount is not material to our results of operations. We have settled, without admitting any wrongdoing or violation of law, the other filed lawsuits, in each case, for a cash payment. The amounts of these settlements are not material to our results of operations.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth net revenues for our reportable segments and reconciles segment net revenues to total net revenues (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2015	2014	2015	2014
Segment net revenues:
North America	$208,540	$129,815	$561,916	$377,206
Latin America	73,721	89,165	212,871	240,921
EMEA	172,743	190,198	532,931	567,074
Asia-Pacific	55,044	67,198	179,510	195,100
Total segment net revenues	510,048	476,376	1,487,228	1,380,301
Net revenues not allocated to segment net revenues	(108)	(476)	(918)	(1,918)
Total net revenues	$509,940	$475,900	$1,486,310	$1,378,383

The following table sets forth operating income for our reportable segments and reconciles segment operating income to consolidated operating income (loss) (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2015	2014	2015	2014
Operating income by segment:
North America	$77,210	$38,023	$204,675	$108,798
Latin America	15,551	18,009	40,328	46,870
EMEA	49,576	51,373	145,887	157,707
Asia-Pacific	8,507	14,685	26,890	42,550
Total segment operating income	150,844	122,090	417,780	355,925
Items not allocated to segment operating income:
Net revenues not allocated to segment net revenues	(108)	(476)	(918)	(1,918)
Amortization of purchased intangible assets	(24,487)	(34,632)	(76,655)	(106,501)
Stock-based compensation expense	(11,181)	(13,245)	(32,208)	(40,855)
Restructuring expense	(5,993)	(10,810)	(7,527)	(16,581)
Litigation settlement and loss contingency expense	—	—	(1,213)	(9,000)
Other expenses not allocated to segments	(88,791)	(70,474)	(226,084)	(208,680)
Total operating income (loss)	$20,284	$(7,547)	$73,175	$(27,610)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Results of Operations:

•
Consolidated Results of Operations: An analysis and discussion of our financial results comparing our consolidated results of operations for the three and nine months ended July 31, 2015 to the three and nine months ended July 31, 2014.

•
Segment Results of Operations: An analysis and discussion of our financial results comparing the results of operations for each of our four reportable segments, North America, Latin America, EMEA, and Asia-Pacific, for the three and nine months ended July 31, 2015 to the three and nine months ended July 31, 2014.

Financial Outlook: A discussion of our expectations regarding certain trends that may affect our financial condition and results of operations.

Liquidity and Capital Resources: An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

Contractual Obligations and Off-Balance Sheet Arrangements: Disclosures related to our contractual obligations, contingent liabilities, commitments, and off-balance-sheet arrangements, as of July 31, 2015.

Critical Accounting Policies and Estimates: A discussion of the accounting policies and estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts, as well as recent accounting pronouncements that have had or are expected to have a material impact on our results of operations.

Overview

Our Business

We are a global leader in secure electronic payment solutions at the point of sale (“POS”). We provide expertise, solutions and services that add value at the POS and enable innovative forms of commerce. For over 30 years, we have been a leader in designing, manufacturing, marketing and supplying a broad range of innovative payment solutions and complementary services that enable secure electronic payment transactions and value-added services at the POS. We focus on delivering increasingly innovative POS payment capabilities, value-added services that increase merchant revenues and enhance the consumer experience and solutions that enrich the interaction between merchant and consumers. Key industries in which we operate include financial services, retail, petroleum, restaurant, hospitality, taxi, transportation, and healthcare.

We operate in four business segments: North America, Latin America, EMEA, and Asia-Pacific. Our North America segment includes our operations in the U.S. and Canada. Our Latin America segment includes our operations in South America, Central America, Mexico and the Caribbean. Our EMEA segment is comprised of our operations in Europe, Russia, the Middle East, and Africa. Our Asia-Pacific segment consists of our operations in Australia, New Zealand, China, India and throughout the rest of Greater Asia, including other Asia-Pacific Rim countries. We determine our operating segments based on the discrete financial information used by our Chief Executive Officer, who is our chief operating decision maker, to assess performance, allocate resources, and make decisions regarding VeriFone's operations. As a result of new Company leadership and related changes in the structure of our internal organization during July 2015, we realigned our operating segments in the current quarter. All prior period amounts reported by segment have been reclassified to conform to the current presentation. Our Chief Executive Officer is evaluating using global product line financial information to manage the business in the future. If our Chief Executive Officer is provided different financial information to assess performance, allocate resources and make decisions regarding VeriFone's operations, we will reassess our operating segment presentation.

The markets in which we operate are highly competitive. We compete based on various factors, including product functions and features, pricing, product quality and reliability, design innovation, interoperability with third-party systems and brand reputation. We also compete based on product availability and certifications, as well as service offerings and support. We continue to experience intense competition in all of our operating segments from traditional POS terminal providers and we also see new companies entering our markets, including entrants offering various forms of mobile device based payment options. In certain markets, such as China and Brazil, we see customers requiring a choice of offerings for a lower cost. This trend has increased competition and pricing pressures. Our competitors are introducing increasingly aggressive pricing in these markets and clients are relying more on pricing for their purchase decisions.

Our Sources of Revenue

Sales of our point of sale electronic payment devices and systems continue to be a significant source of revenues. These system solutions consist of point of sale electronic payment devices that run our unique operating systems, security and encryption software, and certified payment software, and that are designed to suit our clients' needs in a variety of environments, including traditional multi-lane and countertop implementations, self-service or unattended environments, as well as in-vehicle and portable deployments. Our system solutions can securely process a wide range of payment types including signature and PIN-based debit cards, credit cards, contactless/radio frequency identification cards, smart cards, pre-paid gift and other stored-value cards, electronic bill payment, check authorization and conversion, signature capture and electronic benefits transfer, or EBT. Our unique architecture enables multiple value-added applications, including third-party applications, such as gift card and loyalty card programs, healthcare insurance eligibility, and time and attendance tracking, and allows these applications to reside on the same system without requiring recertification upon the addition of new applications. Security continues to be an important factor for our clients and we have experienced increasing demand for Europay, MasterCard and Visa, or "EMV", capable terminal solutions.

We continue to invest in developing a broad portfolio of service solutions complementary to our systems solutions and designed to meet a wide range of merchant and partner needs, including removing complexity from payments, increasing ease of use, adding value by enriching the consumer experience at the POS and helping our clients grow their businesses and strengthen their relationships with consumers. Services are an important part of our business and revenues, accounting for approximately 34.7% of our total net revenues in both the three and nine months ended July 31, 2015. Our service offerings include our Payment-as-a-Service solutions, managed services and terminal management solutions, payment-enabled media, in-taxi payment solutions, security solutions, and other value-added services at the point of sale. We also offer a host of support services, including software development, installation and deployment, warranty, post-sale support, repairs, and training.

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

Significant Matters

Transformation Initiatives

During December 2013 we launched a transformation program that focuses on three initiatives: portfolio management, research and development re-engineering, and cost optimization. Savings from the cost optimization initiatives are being re-invested in the company as we focus on our future product road map and efforts to improve product quality and time-to-market. As part of this transformation program, our management has approved restructuring plans to reduce headcount, and consolidate facilities and data centers during both fiscal year 2014 and fiscal year 2015.

During fiscal year 2014, our management approved, committed to and initiated plans that are expected to cost approximately $20.4 million and are expected to be substantially complete by the end of fiscal year 2015. During July 2015, our management approved, committed to and initiated an additional plan as part of our transformation process that is expected to cost approximately $10.0 million, consisting primarily of employee involuntary termination benefits, and is expected to be substantially complete by the end of fiscal year 2016.

We have incurred $26.3 million in restructuring charges since these plans were approved, of which $7.5 million was incurred during the nine months ended July 31, 2015. We expect to incur additional charges totaling approximately $6.1 million during the rest of fiscal year 2015 and 2016 as a result of these plans. See Note 8, Restructurings, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for further information on these restructuring plans.

Financial Results Highlights

Overall

•	Our consolidated total net revenues for the three months ended July 31, 2015 were $509.9 million, compared to $475.9 million for the three months ended July 31, 2014, up 7.1% year over year.

•	Our consolidated total net revenues for the three months ended July 31, 2015 reflected a $50.0 million unfavorable foreign currency impact compared to the three months ended July 31, 2014.

•	Operating income for the three months ended July 31, 2015 was $20.3 million compared to a $7.5 million loss for the three months ended July 31, 2014.

•	Net cash provided by operating activities for the nine months ended July 31, 2015 totaled $168.8 million.

Segment Revenues

The following chart summarizes our total net revenues by segment for the three months ended July 31, 2015 and 2014 (in millions), as well as our System solutions and Services net revenues in each segment as a percentage of total net revenues for that segment in each period.

System solutions
Services
$250.0
$200.0
$150.0
$100.0
$50.0
$-
$208.5
31%
69%
$129.8
41%
59%
$73.7
18%
82%
$89.2
18%
82%
$172.7
46%
54%
$190.2
47%
53%
$55.0
37%
63%
$67.2
27%
73%
2015
2014
North America
Latin America
EMEA
Asia-Pacific

Consolidated Results of Operations

Three Months Ended July 31, 2015 compared to July 31, 2014

	Three Months Ended July 31,
	2015	% of Net revenues (1)	2014	% of Net revenues (1)
	(in thousands, except percentages)
Net revenues:
System solutions	$332,980	65.3%	$299,435	62.9%
Services	176,960	34.7%	176,465	37.1%
Total net revenues	509,940	100.0%	475,900	100.0%

Gross margin:
System solutions	131,773	39.6%	112,602	37.6%
Services	74,768	42.3%	70,168	39.8%
Total gross margin	206,541	40.5%	182,770	38.4%

Operating expenses:
Research and development	54,195	10.6%	53,217	11.2%
Sales and marketing	56,635	11.1%	54,136	11.4%
General and administrative	55,442	10.9%	58,447	12.3%
Amortization of purchased intangible assets	19,985	3.9%	24,517	5.2%
Total operating expenses	186,257	36.5%	190,317	40.0%
Operating income (loss)	20,284	4.0%	(7,547)	(1.6)%
Interest expense, net	(8,223)	(1.6)%	(14,421)	(3.0)%
Other income (expense), net	(529)	(0.1)%	(421)	(0.1)%
Income (loss) before income taxes	11,532	2.3%	(22,389)	(4.7)%
Income tax provision	1,452	0.3%	5,718	1.2%
Consolidated net income (loss)	$10,080	2.0%	$(28,107)	(5.9)%
(1) System solutions and Services gross margin as a percentage of total net revenues is computed as a percentage of the corresponding System solutions and Services net revenues.

System solutions net revenues for the three months ended July 31, 2015 were $333.0 million, compared to $299.4 million for the three months ended July 31, 2014, up $33.6 million or 11.2%, as a result of increased System solutions net revenues in our North America segment, driven primarily by increased demand for EMV capable products, market share gains as a result of new product releases. These increases were partially offset by a decrease in System solution net revenues in our Latin America, EMEA and Asia-Pacific segments where we experienced foreign currency headwinds, macroeconomic uncertainty, continued pricing pressures, and increased competition. During the three months ended July 31, 2015, System solutions net revenues reflect a $27.1 million unfavorable impact from foreign currency fluctuations. See further discussion under Segment Results of Operations below.

Services net revenues for the three months ended July 31, 2015 were $177.0 million, relatively flat compared to $176.5 million for the three months ended July 31, 2014, primarily due to, increased Payment-as-a-Service net revenues, additional services associated with increased System solutions net revenues, and growth in our taxi and media solutions businesses, which were almost entirely offset by a $22.9 million unfavorable impact from foreign currency fluctuations. Geographically the change is primarily due to increases in North America and Asia-Pacific Services net revenues, which were almost entirely offset by decreases in Services net revenues in EMEA and Latin America. See further discussion under Segment Results of Operations below.

Total net revenues for the three months ended July 31, 2015 reflect a $50.0 million unfavorable foreign currency impact compared to the three months ended July 31, 2015, primarily related to devaluation of the Brazilian real, Euro, Australian dollar, Swedish krona, and British pound against the U.S. dollar year over year.

Total gross margin for the three months ended July 31, 2015 was $206.5 million or 40.5% of total net revenues, compared to $182.8 million or 38.4% of total net revenues, for the three months ended July 31, 2014, up $23.7 million or 2.1 percentage points. Gross margin in dollars increased primarily due to the increase in North America total net revenues, which was partially offset by unfavorable impacts from foreign currency fluctuations. Gross margin as a percentage of total net revenues increased primarily due to changes in customer and product mix, partially offset by the adverse impact of the foreign currency fluctuations, as well as pricing pressures in Asia-Pacific and, to some extent, in EMEA and Latin America. Our System solutions cost of net revenues is primarily denominated in U.S. dollars.

Research and development for the three months ended July 31, 2015 was $54.2 million compared to $53.2 million for the three months ended July 31, 2014, up $1.0 million or 1.9%, primarily due to our continued focus on platform development efforts and shorten our product development life-cycle and time to market.

Sales and marketing for the three months ended July 31, 2015 was $56.6 million, compared to $54.1 million for the three months ended July 31, 2014, up $2.5 million or 4.6% primarily due to variable personnel related costs associated with increased net revenues.

General and administrative for the three months ended July 31, 2015 was $55.4 million, compared to $58.4 million for the three months ended July 31, 2014, down $3.0 million or 5.1%, primarily due to $3.6 million of costs associated with the amendment and restatement of the 2011 Credit Agreement during the three months ended July 31, 2014 that did not recur in the three months ended July 31, 2015.

Amortization of purchased intangible assets for the three months ended July 31, 2015 was $20.0 million, compared to $24.5 million for the three months ended July 31, 2014, down $4.5 million or 18.4%, primarily due to the devaluation of the Euro, Swedish krona, and British pound against the U.S. dollar year over year.

Interest expense, net for the three months ended July 31, 2015 was $8.2 million, compared to $14.4 million for the three months ended July 31, 2014, down $6.2 million or 43.1%, primarily due to $5.2 million of accelerated amortization of debt issuance costs as a result of the amendment and restatement of the 2011 Credit Agreement during the three months ended July 31, 2014 that did not recur, and due to comparatively lower loan balances on our debt during the three months ended July 31, 2015.

Income tax provision for the three months ended July 31, 2015 was a $1.5 million, compared to $5.7 million for the three months ended July 31, 2014, down $4.2 million or 73.6%. The income tax provisions for the three months ended July 31, 2015 and 2014 were primarily related to foreign taxes.

Nine Months Ended July 31, 2015 compared to July 31, 2014

	Nine Months Ended July 31,
	2015	% of Net revenues (1)	2014	% of Net revenues (1)
	(in thousands, except percentages)
Net revenues:
System solutions	$970,680	65.3%	$851,335	61.8%
Services	515,630	34.7%	527,048	38.2%
Total net revenues	1,486,310	100.0%	1,378,383	100.0%

Gross margin:
System solutions	394,833	40.7%	309,423	36.3%
Services	214,781	41.7%	218,838	41.5%
Total gross margin	609,614	41.0%	528,261	38.3%

Operating expenses:
Research and development	150,677	10.1%	153,748	11.2%
Sales and marketing	169,416	11.4%	161,164	11.7%
General and administrative	152,249	10.2%	158,110	11.5%
Litigation settlement and loss contingency expense	1,213	0.1%	9,000	0.7%
Amortization of purchased intangible assets	62,884	4.2%	73,849	5.4%
Total operating expenses	536,439	36.1%	555,871	40.3%
Operating income (loss)	73,175	4.9%	(27,610)	(2.0)%
Interest expense, net	(23,550)	(1.6)%	(35,300)	(2.6)%
Other income (expense), net	(3,455)	(0.2)%	(6,731)	(0.5)%
Income (loss) before income taxes	46,170	3.1%	(69,641)	(5.1)%
Income tax provision (benefit)	4,296	0.3%	(1,874)	(0.1)%
Consolidated net income (loss)	$41,874	2.8%	$(67,767)	(4.9)%
(1) System solutions and Services gross margin as a percentage of total net revenues is computed as a percentage of the corresponding System solutions and Services net revenues.

System solutions net revenues for the nine months ended July 31, 2015 were $970.7 million, compared to $851.3 million for the nine months ended July 31, 2014, up $119.4 million or 14.0%, primarily as a result of increased System solutions net revenues in our North America segment, driven by increased demand for EMV capable products, market share gains as a result of new product releases. These increases were partially offset by a decrease in System solutions net revenues in our Latin America, EMEA and Asia-Pacific segments due to unfavorable foreign currency impact, as well as, continued pricing pressures and increased competition. During the nine months ended July 31, 2015, we experienced a $60.3 million unfavorable impact from foreign currency fluctuations. See further discussion under Segment Results of Operations below.

Services net revenues for the nine months ended July 31, 2015 were $515.6 million, compared to $527.0 million for the nine months ended July 31, 2014, down $11.4 million or 2.2%, primarily due to a $52.6 million unfavorable impact from foreign currency fluctuations, which was partially offset by the benefit of increased Payment-as-a-Service net revenues, additional services associated with increased System solutions net revenues, and growth in our taxi and media solutions businesses. Geographically the change is primarily due to a decrease in EMEA and Latin America Services net revenues, which was partially offset by increases in Services net revenues in North America and Asia-Pacific. See further discussion under Segment Results of Operations below.

Total net revenues for the nine months ended July 31, 2015 reflect a $112.9 million unfavorable foreign currency impact compared to the nine months ended July 31, 2014, primarily related to devaluation of Euro, Brazilian real, Swedish krona, Australian dollar, and, British pound against the U.S. dollar year over year.

Total gross margin for the nine months ended July 31, 2015 was $609.6 million or 41.0% of total net revenues, compared to $528.3 million or 38.3% of total net revenues, for the nine months ended July 31, 2014, up $81.3 million or 2.7 percentage points. Gross margin in dollars increased primarily due to the increase in North America total net revenues, partially offset by an unfavorable impact from foreign currency fluctuations. Gross margin as a percentage of total net revenues increased primarily due to changes in customer and product mix, partially offset by the adverse impact of foreign currency fluctuations, as well as pricing pressures in Asia-Pacific and, to some extent, in EMEA and Latin America. Our System solutions cost of net revenues is primarily denominated in U.S. dollars.

Research and development for the nine months ended July 31, 2015 was $150.7 million compared to $153.7 million for the nine months ended July 31, 2014, down $3.0 million or 2.0%, primarily due to a $8.8 million reduction in personnel related costs as a result of our transformation initiatives, partially offset by a $6.2 million increase in outside contractor costs. Outside contractor costs increased due to greater use of outside contractors as we invested in additional specialized resources to focus on platform development efforts and shorten our product development life-cycle and time to market.

Sales and marketing for the nine months ended July 31, 2015 was $169.4 million, compared to $161.2 million for the nine months ended July 31, 2014, up $8.2 million or 5.1%, primarily due to variable personnel related costs associated with increased revenue.

General and administrative for the nine months ended July 31, 2015 was $152.2 million, compared to $158.1 million for the nine months ended July 31, 2014, down $5.9 million or 3.7%, primarily due to additional costs incurred during the three months ended July 31, 2014 that did not recur. During the three months ended July 31, 2014, we incurred $4.3 million due to senior executive management changes and $3.6 million due to costs associated with the amendment and restatement of the 2011 Credit Agreement that did not recur during the nine months ended July 31, 2015.

Litigation settlement and loss contingency expense for the nine months ended July 31, 2015 was $1.2 million related to litigation settlements and rulings. Litigation settlement and loss contingency expense during the nine months ended July 31, 2014 was $9.0 million due to an accrual related to the settlement in the then pending action captioned, Creative Mobile Technologies, LLC v. VeriFone Systems, Inc. et al. during April 2014.

Amortization of purchased intangible assets for the nine months ended July 31, 2015 was $62.9 million, compared to $73.8 million for the nine months ended July 31, 2014, down $10.9 million or 14.7%, primarily due to the devaluation of the Euro, Swedish krona, and British pound against the U.S. dollar year over year.

Interest expense, net for the nine months ended July 31, 2015 was $23.6 million, compared to $35.3 million for the nine months ended July 31, 2014, down $11.7 million or 33.1%, primarily due to $5.2 million of accelerated amortization of debt issuance costs as a result of the amendment and restatement of the 2011 Credit Agreement during the three months ended July 31, 2014 that did not recur and due to lower loan balances and lower interest rates on our debt during the nine months ended July 31, 2015.

Income tax provision (benefit) for the nine months ended July 31, 2015 was a $4.3 million provision, compared to a $1.9 million benefit for the nine months ended July 31, 2014, a $6.2 million change. The income tax provision for the nine months ended July 31, 2015 was primarily related to foreign taxes, partially offset by tax benefits related to release of reserves for unrecognized tax benefits where statutes of limitations have expired and tax audits were settled. The tax benefit for the nine months ended July 31, 2014 was primarily related to tax benefits from statutory tax rate changes in certain foreign countries, and decreases in prior year unrecognized tax benefits.

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

North America Net Revenues and Operating Income

Our North America segment includes our operations in the U.S. and Canada. North America customers are diverse, and include traditional and specialty merchants, financial institutions, payment processors, and distributors, among others. North America net revenues are impacted by regulatory restrictions. Customer decisions to adopt new technology are influenced by factors such as the timing or expected timing of new standards and regulations, new product releases and certifications of those products, and increased competition. In addition, the timing of purchasing decisions and size of orders from customers can significantly impact North America net revenues from period to period. For example, our net revenues can increase in periods when larger financial institutions or tier 1 retailers undertake an upgrade or other change, and decrease in periods when such projects are completed. Our business transactions in North America are denominated predominately in U.S. dollars.

Three Months Ended July 31, 2015 compared to July 31, 2014

	Three Months Ended July 31,
	2015	% of Net revenues	2014	% of Net revenues
	(in thousands, except percentages)
Net revenues:
System solutions	$144,258	69.2%	$76,824	59.2%
Services	64,281	30.8%	52,991	40.8%
Total net revenues	$208,539	100.0%	$129,815	100.0%
Operating income	$77,210	37.0%	$38,023	29.3%

System solutions net revenues for the three months ended July 31, 2015 were $144.3 million, compared to $76.8 million for the three months ended July 31, 2014, up $67.5 million or 87.9% primarily as a result of more purchases by several of our large customers, including petroleum customers, as they rolled out next generation terminals with EMV capabilities, as well as increasing adoption of our next generation EMV capable products by small and medium businesses and increased market share as a result of our new product releases and certifications of those products.

Services net revenues for the three months ended July 31, 2015 were $64.3 million compared to $53.0 million for the three months ended July 31, 2014, up $11.3 million or 21.3% primarily due to deployment related services associated with increased System solutions net revenues and increased Services net revenues from our taxi and media solutions businesses.

Operating income for the three months ended July 31, 2015 was $77.2 million or 37.0% of total net revenues, compared to $38.0 million or 29.3% of total net revenues, for the three months ended July 31, 2014, up $39.2 million or 7.7 percentage points. Operating income in dollars increased primarily due to the increase in total net revenues, with operating expenses remaining relatively comparable year over year. Operating income as a percentage of total net revenues increased primarily due to changes in customer mix and growth in sales of higher margin new products during the three months ended July 31, 2015, as well as the benefit of relatively comparable operating expenses.

Nine Months Ended July 31, 2015 compared to July 31, 2014

	Nine Months Ended July 31,
	2015	% of Net revenues	2014	% of Net revenues
	(in thousands, except percentages)
Net revenues:
System solutions	$382,206	68.0%	$218,661	58.0%
Services	179,709	32.0%	158,546	42.0%
Total net revenues	$561,915	100.0%	$377,207	100.0%
Operating income	$204,675	36.4%	$108,798	28.8%

System solutions net revenues for the nine months ended July 31, 2015 were $382.2 million, compared to $218.7 million for the nine months ended July 31, 2014, up $163.5 million or 74.8% primarily as a result of more purchases by several of our large customers, including petroleum customers, as they rolled out next generation terminals with EMV capabilities, as well as increasing adoption of our next generation EMV capable products by small and medium businesses and increased market share as a result of our new product releases and certifications of those products.

Services net revenues for the nine months ended July 31, 2015 were $179.7 million compared to $158.5 million for the nine months ended July 31, 2014, up $21.2 million or 13.4% primarily due to deployment related services associated with increased System solutions net revenues and increased Services net revenues from our taxi and media solutions businesses.

Operating income for the nine months ended July 31, 2015 was $204.7 million or 36.4% of total net revenues, compared to $108.8 million or 28.8% of total net revenues, for the nine months ended July 31, 2014, up $95.9 million or 7.6 percentage points. Operating income in dollars increased primarily due to the increase in total net revenues, with operating expenses remaining relatively comparable year over year. Operating income as a percentage of total net revenues increased primarily due to changes in customer mix and growth in sales of higher margin newer products during the nine months ended July 31, 2015, as well as the benefit of relatively comparable operating expenses.

Latin America Net Revenues and Operating Income

Our Latin America segment includes our operations in South America, Central America, Mexico and the Caribbean. Latin America customers include payment processors, financial institutions, and distributors, among others. Latin America net revenues are dependent upon a limited number of customers and regulatory restrictions. Net revenues in this segment are primarily influenced by factors such as foreign currency fluctuations, macroeconomic and political conditions, standards and regulations, and the timing of our new product releases and certifications of those products, competition, and the timing of customer orders. In particular, the timing of purchasing decisions and size of orders from customers, as well as increasing competitive pressures, can significantly impact Latin America net revenues from period to period. Our business transactions in Latin America are denominated predominately in Brazilian reais and U.S. dollars.

Three Months Ended July 31, 2015 compared to July 31, 2014

	Three Months Ended July 31,
	2015	% of Net revenues	2014	% of Net revenues
	(in thousands, except percentages)
Net revenues:
System solutions	$60,482	82.0%	$72,741	81.6%
Services	13,239	18.0%	16,424	18.4%
Total net revenues	$73,721	100.0%	$89,165	100.0%
Operating income	$15,551	21.1%	$18,009	20.2%

System solutions net revenues for the three months ended July 31, 2015 were $60.5 million, compared to $72.7 million for the three months ended July 31, 2014, down $12.2 million or 16.8%. System solutions net revenues decreased by $19.2 million in Brazil during the three months ended July 31, 2015, in part as a result of a $9.8 million unfavorable foreign currency impact due to a decrease in the value of the Brazilian real as compared to the U.S. dollar year over year. The remaining decreases in Brazil System solutions net revenues were due to continued economic uncertainty, competition and pricing pressures. This decrease was partially offset by a $7.0 million increase in System solutions net revenue in the rest of Latin America primarily due to the timing of purchase decisions by some of our customers.

Services net revenues for the three months ended July 31, 2015 were $13.2 million compared to $16.4 million for the three months ended July 31, 2014, down $3.2 million or 19.5%, primarily due to a $4.4 million unfavorable impact from foreign currency fluctuations.

Operating income for the three months ended July 31, 2015 was $15.6 million or 21.1% of total net revenues, compared to $18.0 million or 20.2% of total net revenues, for the three months ended July 31, 2014, down $2.4 million and up 0.9 percentage points. Operating income in dollars decreased primarily due to the decrease in total net revenues, with operating expenses remaining relatively comparable year over year. Operating income as a percentage of total net revenues increased primarily due to change in product mix and operating expenses remaining relatively comparable year over year.

Nine Months Ended July 31, 2015 compared to July 31, 2014

	Nine Months Ended July 31,
	2015	% of Net revenues	2014	% of Net revenues
	(in thousands, except percentages)
Net revenues:
System solutions	$172,356	81.0%	$193,099	80.2%
Services	40,515	19.0%	47,821	19.8%
Total net revenues	$212,871	100.0%	$240,920	100.0%
Operating income	$40,328	18.9%	$46,870	19.5%

System solutions net revenues for the nine months ended July 31, 2015 were $172.4 million, compared to $193.1 million for the nine months ended July 31, 2014, down $20.7 million or 10.7%. System solutions net revenues decreased by $25.7 million in Brazil during the nine months ended July 31, 2015, primarily as a result of a $21.2 million unfavorable foreign currency impact due to a decrease in the value of the Brazilian real as compared to the U.S. dollar year over year. The remaining decreases in Brazil System solutions net revenues were due to continued economic uncertainty, competition and pricing pressures, as well as the timing of purchase decisions by large customers, which were influenced by the timing of ongoing tender processes and the availability of our products having the functionality required for those tenders. This decrease was offset by a $5.0 million increase in System solutions net revenue in rest of Latin America primarily due to the timing of purchase decisions by some of our customers.

Services net revenues for the nine months ended July 31, 2015 were $40.5 million compared to $47.8 million for the nine months ended July 31, 2014, down $7.3 million or 15.3% primarily due to an $8.8 million unfavorable impact from foreign currency fluctuations.

Operating income for the nine months ended July 31, 2015 was $40.3 million or 18.9% of total net revenues, compared to $46.9 million or 19.5% of total net revenues, for the nine months ended July 31, 2014, down $6.6 million or 0.6 percentage points. Operating income in dollars decreased primarily due to the decrease in total net revenues, with operating expenses remaining relatively comparable year over year. Operating income as a percentage of total net revenues remained relatively comparable year over year.

EMEA Net Revenues and Operating Income

Our EMEA segment is comprised of our operations in Europe, Russia, the Middle East, and Africa. Our EMEA customers include financial institutions, retailers, distributors, and individual merchants. Services net revenues in this segment relate primarily to Payment-as-a-Service solutions. Net revenues in this segment are primarily influenced by factors such as macroeconomic and political conditions, standards and regulations, competition, and the timing of our new product releases and certifications of those products and the timing of customer orders. In addition, in some markets, net revenues are dependent on the timing of local electronic payments initiatives that may create demand for our products and solutions. Our business transactions in EMEA are denominated predominately in U.S. dollars, Euros, British pounds, and Swedish kronor.

Three Months Ended July 31, 2015 compared to July 31, 2014

	Three Months Ended July 31,
	2015	% of Net revenues	2014	% of Net revenues
	(in thousands, except percentages)
Net revenues:
System solutions	$93,675	54.2%	$100,989	53.1%
Services	79,068	45.8%	89,209	46.9%
Total net revenues	$172,743	100.0%	$190,198	100.0%
Operating income	$49,576	28.7%	$51,373	27.0%

System solutions net revenues for the three months ended July 31, 2015 were $93.7 million, compared to $101.0 million for the three months ended July 31, 2014, down $7.3 million or 7.2%. System solutions net revenues decreased $17.8 million in Russia due to a significant decrease in demand as a result of ongoing economic uncertainty and the devaluation of the Russian ruble against the U.S. dollar. In addition, System solutions net revenues from one large distributor decreased by $4.8 million primarily due to lower sales in Nigeria. These decreases were partially offset by a $15.3 million increase in the rest of EMEA mainly due to increased purchases by retail customers, banking customers, and some of our large distributors, primarily as a result of greater demand by their customers who were upgrading to new products or expanding their terminal base.

EMEA System solutions net revenues for the three months ended July 31, 2015 reflect a $12.1 million unfavorable foreign currency impact compared to the three months ended July 31, 2014, primarily related to devaluation of the Euro, British pound, and Swedish krona against the U.S. dollar year over year.

Services net revenues for the three months ended July 31, 2015 were $79.1 million compared to $89.2 million for the three months ended July 31, 2014, down $10.1 million or 11.3%, due primarily to a $15.1 million unfavorable foreign currency impact related to the devaluation of the Euro, British pound, and Swedish krona against the U.S. dollar year over year, which was partially offset by increased Payment-as-a-Service net revenues.

Operating income for the three months ended July 31, 2015 was $49.6 million or 28.7% of total net revenues, compared to $51.4 million or 27.0% of total net revenues, for the three months ended July 31, 2014, down $1.8 million and up 1.7 percentage points. Operating income in dollars decreased primarily due to the decrease in total net revenues. Operating income as a percentage of total net revenues increased primarily due to changes in customer and product mix as we sold more products with higher margin during the three months ended July 31, 2015.

Nine Months Ended July 31, 2015 compared to July 31, 2014

	Nine Months Ended July 31,
	2015	% of Net revenues	2014	% of Net revenues
	(in thousands, except percentages)
Net revenues:
System solutions	$293,385	55.1%	$298,739	52.7%
Services	239,546	44.9%	268,335	47.3%
Total net revenues	$532,931	100.0%	$567,074	100.0%
Operating income	$145,887	27.4%	$157,707	27.8%

System solutions net revenues for the nine months ended July 31, 2015 were $293.4 million, compared to $298.7 million for the nine months ended July 31, 2014, down $5.3 million or 1.8%. System solutions net revenues decreased $22.4 million in Russia due to a significant decrease in demand as a result of ongoing economic uncertainty and the devaluation of the Russian ruble against the U.S. dollar. The decrease was partially offset by a $17.1 million increase in the rest of EMEA mainly due to more purchases by retail customers, banking customers, and some of our large distributors primarily as a result of increased demand by their customers who were upgrading to new products or expanding their terminal base.

EMEA System solutions net revenues for the nine months ended July 31, 2015 reflect a $28.0 million unfavorable foreign currency impact compared to the nine months ended July 31, 2014, related to the devaluation of the Euro, British pound, and Swedish krona against the U.S. dollar year over year.

Services net revenues for the nine months ended July 31, 2015 were $239.5 million compared to $268.3 million for the nine months ended July 31, 2014, down $28.8 million or 10.7%, primarily due to a $37.8 million unfavorable foreign currency impact related to the devaluation of the Euro, British pound, and Swedish krona against the U.S. dollar year over year, which was partially offset by increased Payment-as-a-Service net revenues.

Operating income for the nine months ended July 31, 2015 was $145.9 million or 27.4% of total net revenues, compared to $157.7 million or 27.8% of total net revenues, for the nine months ended July 31, 2014, down $11.8 million or 0.4 percentage points. Operating income in dollars decreased primarily due to the decrease in total net revenues. Operating income as a percentage of total net revenues decreased primarily due to changes in product and customer mix towards more distributors, which generally have lower margins than direct sales customers.

Asia-Pacific Net Revenues and Operating Income

Our Asia-Pacific segment consists of our operations in Australia, New Zealand, China, India and throughout the rest of Greater Asia, including other Asia-Pacific Rim countries. Our Asia-Pacific customers are comprised primarily of financial institutions, distributors, and individual merchants. Our Asia-Pacific business is relatively concentrated in terms of customer base and, as a result, our net revenues may vary significantly from period to period. Asia-Pacific net revenues are impacted by standards and regulations, the timing of our new product releases and certifications of those products in the various regulatory environments, as well as increasing competitive pressure, particularly in some markets, such as China, India and the rest of Greater Asia, where competing vendors are offering terminals at substantially lower prices. Asia-Pacific business transactions are denominated predominately in U.S. dollars, Australian dollars, and Chinese renminbi.

Three Months Ended July 31, 2015 compared to July 31, 2014

	Three Months Ended July 31,
	2015	% of Net revenues	2014	% of Net revenues
	(in thousands, except percentages)
Net revenues:
System solutions	$34,566	62.8%	$48,881	72.7%
Services	20,478	37.2%	18,317	27.3%
Total net revenues	$55,044	100.0%	$67,198	100.0%
Operating income	$8,507	15.5%	$14,685	21.9%

System solutions net revenues for the three months ended July 31, 2015 were $34.6 million, compared to $48.9 million for the three months ended July 31, 2014, down $14.3 million or 29.2%. System solutions net revenues decreased in China by $14.0 million primarily due to lower demand as increased competitive forces are driving customers to base their purchase decisions primarily on price, and we have not yet released a lower cost suite of products that would enable us to provide a broader choice of offerings to meet customer preferences in that market. This decrease was partially offset by an $8.7 million increase in India and Australia, primarily due to increased demand from some of our large banking customers upgrading and expanding terminals at their merchant customers. The remaining $9.0 million decrease in the region was primarily due to the timing of purchase decisions by some of our large distributors.

Asia-Pacific System solutions net revenues for the three months ended July 31, 2015 reflect a $3.9 million unfavorable foreign currency impact compared to the three months ended July 31, 2014, primarily related to the devaluation of the Australian Dollar against the U.S. dollar year over year.

Services net revenues for the three months ended July 31, 2015 were $20.5 million compared to $18.3 million for the three months ended July 31, 2014, up $2.2 million or 12.0%, primarily due to growth in our services offerings in the region, which were partially offset by a $3.3 million unfavorable impact from foreign currency fluctuations.

Operating income for the three months ended July 31, 2015 was $8.5 million or 15.5% of total net revenues, compared to $14.7 million or 21.9% of total net revenues for the three months ended July 31, 2014, down $6.2 million or 6.4 percentage points. Operating income in dollars decreased primarily due to a decrease in total net revenues. Operating income as a percentage of total net revenues decreased primarily due to changes in product and customer mix as well as pricing pressures during the three months ended July 31, 2015.

Nine Months Ended July 31, 2015 compared to July 31, 2014

	Nine Months Ended July 31,
	2015	% of Net revenues	2014	% of Net revenues
	(in thousands, except percentages)
Net revenues:
System solutions	$122,733	68.4%	$140,837	72.2%
Services	56,776	31.6%	54,263	27.8%
Total net revenues	$179,509	100.0%	$195,100	100.0%
Operating income	$26,890	15.0%	$42,550	21.8%

System solutions net revenues for the nine months ended July 31, 2015 were $122.7 million, compared to $140.8 million for the nine months ended July 31, 2014, down $18.1 million or 12.9%. System solutions net revenues decreased in China by $14.1 million primarily due to lower demand as increased competitive forces are driving customers to base their purchase decisions primarily on price, and we have not yet released a lower cost suite of products that provides a choice of offerings to meet customer preferences in that market. This decrease was partially offset by a $7.4 million increase in System solutions net revenues due to increased demand in India, Australia and New Zealand primarily from large banking customers. The remaining $11.4 million decrease in the region was primarily due to the timing of purchase decisions by some of our distributors.

Asia-Pacific System solutions net revenues for the nine months ended July 31, 2015 reflect a $6.9 million unfavorable foreign currency impact compared to the nine months ended July 31, 2014, primarily related to the devaluation of the Australian Dollar against the U.S. dollar year over year.

Services net revenues for the nine months ended July 31, 2015 were $56.8 million compared to $54.3 million for the nine months ended July 31, 2014, up $2.5 million or 4.6%, primarily due to growth in our services offerings in the region, which were partially offset by a $5.9 million unfavorable impact from foreign currency fluctuations.

Operating income for the nine months ended July 31, 2015 was $26.9 million or 15.0% of total net revenues, compared to $42.6 million or 21.8% of total net revenues for the nine months ended July 31, 2014, down $15.7 million or 6.8 percentage points. Operating income in dollars decreased primarily due to the decrease in total net revenues. Operating income as a percentage of total net revenues decreased primarily due to changes in product and customer mix as well as pricing pressures during the nine months ended July 31, 2015.

Financial Outlook

We expect the timing and amount of overall revenue growth to continue to be impacted by factors such as the timing of new product releases and certifications, the timing of our customers' technology refresh cycles, increased competition and pricing pressures, changes in distribution and distributor inventory levels and continued uncertain economic and political conditions in certain markets. As a result of our global customer base, we expect that our net revenues will continue to be impacted by macroeconomic conditions such as foreign currency fluctuations, economic sanctions and other trade restrictions, and changing global oil prices, particularly in certain markets such as Russia, the Middle East and Africa.

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

We expect that the markets in which we conduct our business will remain highly competitive, characterized by changing technologies, evolving industry standards and government regulations that may favor one product or technology over others, and increased demand for new functionality, premium services, mobility, and security. In particular, we expect that there will be continued demand for lower priced products in certain emerging markets, such as China and India. We expect the pricing pressures and/or aggressive pricing by competitors may have significant impact on our net revenues in the future. Market disruptions caused by new technologies, the entry of new competitors or the presence of strong local competition, consolidations among our customers and competitors, changes in regulatory requirements, timing of electronic payments initiatives that create demand for our products in emerging markets, and other factors, can introduce volatility into our business.

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

We plan to continue efforts to improve our cost structure and streamline all aspects of our business, including consolidating and upgrading some of our global suppliers. In connection with our transformation efforts, we have approved restructuring plans under which we have reduced headcount and closed facilities. We expect to incur additional costs under these plans and expect that these plans may generate ongoing savings which will continue to be reinvested into growth initiatives as part of our transformation program. Spending may increase further depending on the costs of any future restructuring plans, costs associated with new acquisitions or ongoing integration of past acquisitions, and costs related to resolving legal and tax matters.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance working capital, pay for contractual commitments, service our debt, and make capital expenditures and investments. As of July 31, 2015, our primary sources of liquidity were $242.1 million of cash and cash equivalents, as well as amounts available to us under the revolving loan that is part of our 2011 Credit Agreement.

Cash and cash equivalents as of July 31, 2015 included $187.0 million held by our foreign subsidiaries. If we decide to distribute or use the cash and cash equivalents held by our foreign subsidiaries outside those foreign jurisdictions, including a distribution to the U.S., we may be subject to additional taxes or costs.

We also held $7.3 million in restricted cash as of July 31, 2015, which was mainly comprised of pledged deposits.

As of July 31, 2015, our outstanding borrowings consisted of a $570.0 million term A loan, $198.0 million term B loan and $49.0 million drawn against a revolving loan commitment. In addition, $451.0 million was available for draw on the revolving loan commitment, subject to covenant requirements. See Note 7, Financings, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding our borrowings. We were in compliance with all financial covenants under our credit agreement as of July 31, 2015.
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

As part of our cost optimization and corporate transformation initiatives, which began in December 2013, during fiscal year 2014 and 2015 we approved restructuring plans under which we made cash payments totaling $8.4 million during the nine months ended July 31, 2015. We expect to make additional cash payments totaling approximately $12.7 million under these plans in fiscal year 2015 and 2016, and may approve additional restructuring plans as our transformation initiatives continue.

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

Statement of Cash Flows

The net increases (decreases) in cash and cash equivalents are summarized in the following table (in thousands):

	Nine Months Ended July 31,
	2015	2014	Change
Net cash provided by (used in):
Operating activities	$168,821	$147,420	$21,401
Investing activities	(92,032)	(60,393)	(31,639)
Financing activities	(60,093)	(89,133)	29,040
Effect of foreign currency exchange rate changes on cash and cash equivalents	(24,736)	(2,308)	(22,428)
Net decrease in cash and cash equivalents	$(8,040)	$(4,414)	$(3,626)

Operating Activities

Net cash provided by operating activities for the nine months ended July 31, 2015 was $168.8 million, compared to $147.4 million in cash provided during the nine months ended July 31, 2014, up $21.4 million. Net cash provided by operating activities before changes in operating assets and liabilities increased $75.9 million in the nine months ended July 31, 2015 compared to the nine months ended July 31, 2014 primarily due to increased total net revenues. This increased cash was substantially used for operating assets and liabilities.

During the nine months ended July 31, 2015, we used $31.2 million additional cash for inventory, $33.3 million for prepaid expenses and other assets, as well as $24.5 million more to pay down accounts payable. Additionally, the increases in total net revenues resulted in a $16.2 million increase in cash used for accounts receivable and a $10.6 million reduction in deferred revenue. During the nine months ended July 31, 2014, we paid $61.2 million as settlement for the securities class action litigation that did not recur during the nine months ended July 31, 2015.

Investing Activities

Net cash used in investing activities for the nine months ended July 31, 2015 was $92.0 million, compared to $60.4 million for the nine months ended July 31, 2014, up $31.6 million, primarily due to $29.3 million in payments for acquisition of businesses and increased capital expenditures during the nine months ended July 31, 2015 as we invested in additional revenue generating assets to support our growing services businesses.

Financing Activities

Net cash used in financing activities for the nine months ended July 31, 2015 was $60.1 million, compared to $89.1 million of cash used for the nine months ended July 31, 2014, down $29.0 million, primarily due to smaller discretionary debt repayments during the nine months ended July 31, 2015.

Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents

The effect of foreign currency exchange rate changes on cash and cash equivalents for the nine months ended July 31, 2015 was a $24.7 million use of cash, compared to a $2.3 million use of cash for the nine months ended July 31, 2014, up $22.4 million, primarily due to a decrease in the value of the Euro, British pound, and Swedish krona against the U.S. dollar year over year.

Contractual Obligations

The following table summarizes our contractual obligations as of July 31, 2015 (in thousands):

	Years Ended October 31,
	Remainder of fiscal year 2015	2016	2017	2018	2019	2020	Thereafter	Total
Amended and restated 2011 credit agreement (1)	$13,126	$59,822	$81,431	$80,047	$470,177	$8,650	$192,488	$905,741
Capital lease obligations and other loans	43	54	34	34	34	34	318	551
Operating leases (2)	11,109	39,888	34,892	19,966	18,257	14,690	17,810	156,612
Brazilian federal tax amnesty obligations	228	403	—	—	—	—	96	727
Minimum purchase obligations	130,911	—	—	—	—	—	—	130,911
Total	$155,417	$100,167	$116,357	$100,047	$488,468	$23,374	$210,712	$1,194,542

(1)
Contractual obligations for the amended and restated 2011 credit agreement include interest calculated using the rate in effect as of July 31, 2015 applied to the expected outstanding debt balance considering the minimum principal payments due each year.

(2)
Operating leases include $91.7 million of minimum contractual obligations on leases for our taxi solutions business where payments are based upon the number of operational taxicabs with our advertising displays as of July 31, 2015.

As of July 31, 2015, the amount payable for unrecognized tax benefits was $108.0 million, including accrued interest and penalties, none of which is expected to be paid within one year. This amount is included in Other long-term liabilities in our Condensed Consolidated Balance Sheets as of July 31, 2015. We are unable to make a reasonably reliable estimate as to when cash settlement with the applicable taxing authorities may occur; therefore, such amounts are not included in the above contractual obligations table.

We expect that we will be able to fund our remaining obligations and commitments with future cash flows from our ongoing operations, and our $242.1 million of cash and cash equivalents held as of July 31, 2015. To the extent we are unable to fund these obligations and commitments with existing cash and cash flows from operations, we can draw upon amounts available under our amended and restated credit agreement or future debt or equity financings.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Polices and Estimates

General

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are more fully described in Note 1, Principles of Consolidation and Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements of our 2014 Annual Report on Form 10-K. There were no changes to our significant accounting policies during the nine months ended July 31, 2015.

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

The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results for the three months ended July 31, 2015 are discussed below.

Goodwill

For our fiscal year 2014 annual impairment review, we compared the carrying amount of each of our reporting units as of August 1, 2014 to their estimated fair value, and determined that the estimated fair value of each reporting unit exceeded its carrying amount by amounts ranging from 14.0% to 2,243.9%. We performed an interim review for potential indicators of impairment at July 31, 2015 and noted no indicators that may result in an impairment of goodwill.

Significant changes to our financial outlook, a sustained decline in our stock price, weakening of macroeconomic conditions, or additional changes in our management structure or business strategies could result in changes to our reporting units or goodwill impairment assessment in the future.

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

Income Taxes

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws. Our estimate for the potential outcome of any uncertain tax issue is based on the detailed facts and circumstances of each issue. For example, during December 2014 the Internal Revenue Service issued a Notice of Proposed Adjustment indicating the denial of our worthless stock deduction, related to the insolvency of one of our UK subsidiaries, recorded on our 2010 tax return. We filed our protest of the notice in April 2015 and believe the Internal Revenue Service position for the denial is without merit. Additionally, during the fourth quarter of fiscal 2014, the Israel Tax Authority issued a tax assessment for 2008 or 2009 claiming there was a business restructuring that resulted in a transfer of some functions, assets and risks from Israel to the U.S. parent company treated as an equity sale. We are appealing the tax assessment and believe the Israel Tax Authority’s assessment position is without merit. We intend to continue to challenge both the Internal Revenue Service and Israel Tax Authority positions vigorously. If these matters are litigated and the Internal Revenue Service or Israel Tax Authority are able to successfully sustain their positions, our results of operations and financial condition could be materially and adversely affected. See further discussion in Note 3, Income Taxes, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

In addition, our competitors have been increasingly aggressive in introducing products and lowering prices. Because of these factors, we must continually enhance our existing solutions and develop and market new solutions, and we must anticipate and respond timely to these industry, customer and regulatory changes in order to remain competitive, all of which have become increasingly challenging as competition intensifies. If we cannot develop new solutions or enhancements to our existing solutions that satisfy customer or end user demand, or if our new solutions or enhancements do not meet local certification requirements or experience delays in the certification process or meet resistance from clients or merchants or are inhibited by third parties’ intellectual property rights, we will not be able to timely and adequately respond to competitive challenges and technological advancements, and our net revenues and results of operations will be adversely affected. These efforts require management attention and significant investment in research and development as well as increased costs of manufacturing and distributing our system solutions, and ultimately may not be successful. We may not necessarily be able to increase or maintain prices to account for these costs, which will negatively impact our profitability, cash flows and results of operations. Our business has been in the past and continues to be adversely affected by our failure to timely obtain local certifications in some markets for certain of our products.

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

The markets for our system solutions and services are highly competitive and rapidly evolving, and we have been and expect to continue to be subject to significant and increasing competition from existing and new competitors and a variety of technologies. Traditionally, we have competed with other large manufacturers and distributors of electronic POS payment solutions, suppliers of cash registers that provide built-in electronic payment capabilities and producers of software that facilitates electronic payment over the Internet. In certain areas, we also compete with smaller companies that have been able to develop strong local or regional customer bases. In certain foreign countries, we compete with companies that are more established, benefit from greater name recognition and have greater resources within those countries than we do. In addition, some of these competitors compete with aggressive pricing. We face downward pressures on prices in many markets. For example, price competition is increasingly intense for us in countries such as China, Brazil, Russia and India from both global and local competitors. In addition, pricing is increasingly an important factor in our ability to penetrate new markets. Any decrease in our selling prices in order to remain competitive in these markets could negatively impact our net revenues, gross margins and results of operations.

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

As discussed in "If we are unsuccessful in executing on our implementation of the Payment-as-a-Service model and obtaining and maintaining customer acceptance of our service offerings, our net revenues, income and profitability will be adversely affected", the competitive environment for services offerings is complex and very different in each market and, in some markets, our competitors include certain of our customers that distribute our terminals. Some of our competitors may offer more services, have better name recognition in that market or have a longer or more established relationship with customers in that market than we do. Some of our competitors also control other products and services that are important to our success, including e-commerce and omni-channel platforms.

We expect to continue to experience significant and increasing competition. Our net revenues, income and profitability will be negatively impacted if we do not effectively compete with existing competitors and new market entrants. If we cannot develop and offer, in a timely and cost-effective manner, technological features our customers desire or offer alternative solutions that align with shifts to payment on devices other than the traditional POS terminal, we may lose customers and market share, experience price reductions and/or reduced margins, or, in some cases, cease to participate in the market at all. Furthermore, as we respond to changes in the competitive environment, we may, from time to time, make pricing, product offering or service decisions or acquisitions that may lead to dissatisfaction among our customers and partners and harm our revenues and/or profitability.

Security is vital to our customers and end users, and breaches in the security of our solutions could adversely affect our reputation and results of operations.

We operate in an industry that makes us a target of cyber- and other attacks on our systems as well as at our payment solutions. Our business involves the collection, transmission, storage and use of proprietary data or personally-identifying information of our customers, business partners and employees, as well as, in certain cases, end-users of our products or services. We rely on electronic networks, computers, systems, including our gateways, and programs to run our business and operations and, as a result, are exposed to risks of third-party security breaches, employee error, malfeasance, or other irregularities or compromises on our systems which could result in the loss or misappropriation of sensitive data, corruption of business data or other disruption to our operations. As we expand our solutions and services, we may handle increasing volumes of sensitive data, in which case we would expect to increasingly become a target of security breach attempts. We have devoted significant resources to security measures, processes and technologies to protect and secure our networks and systems, but they cannot provide absolute security, especially in light of rapid advances in computer capabilities and cryptography. For example, an increasing number of companies have disclosed breaches of their security systems, some of which have involved sophisticated and highly targeted attacks on their network infrastructure. Because the techniques used to breach security safeguards change frequently, may be difficult to detect for a long time and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Certain efforts may also be state sponsored and supported by significant financial and technological resources and therefore may be even more difficult to detect.

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

We have in the past experienced and may in the future experience security breaches related to unauthorized access to sensitive customer information. If the security of our solutions is compromised, our reputation and marketplace acceptance of our solutions will be adversely affected, which would cause our business to suffer. We may also be subject to damages claims, lost sales, fines or lawsuits, which could adversely affect our results of operations. Furthermore, the costs associated with preventing breaches in the security of our solutions, such as investment in technology and related personnel and costs associated with the testing and verification of the security of our solutions, could adversely impact our financial condition and results of operations. Additionally, our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security breaches and we may not be able to fully collect, if at all, under these insurance policies.

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

•	delays in customer purchases in anticipation of product or service enhancements or due to uncertainty in economic conditions;

•	demand for and acceptance of our new offerings;

•	changes in competitive conditions, including from traditional payment solution providers and from alternative payment solution providers;

•	the rate at which we transition customers to our services model;

•	decisions by our distributors and other customers relating to the overall channel inventories of our products held in a particular quarter;

•	concentration in certain of our customer bases;

•	changes in economic or market conditions, such as fluctuations in currency exchange rates;

•	variations in product and service mix and cost during any period;

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

•
the introduction of new or stricter laws and regulations in jurisdictions where we operate, such as data protection or data privacy laws and regulations covering hazardous substances, or employment laws and regulations, that may cause us to incur additional compliance or implementation costs and/or costs to alter our business operations;

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

No single factor above is dominant, and any of the foregoing factors could have an adverse effect on our operating results.

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

A substantial portion of our business consists of sales made to customers outside the U.S. For example, during the nine months ended July 31, 2015, approximately 62% of our net revenues were generated outside of the U.S. A portion of the net revenues we receive from such sales is denominated in currencies other than the U.S. dollar, primarily the Euro, the Brazilian real, the British Pound, the Chinese renminbi and the Swedish Krona. Additionally, portions of our cost of net revenues and our other operating expenses are incurred by our international operations and denominated in local currencies, primarily the Euro, the Brazilian real, the British Pound, and the Swedish Krona. Our net revenues, cost of net revenues and operating expenses denominated in the Euro and the Swedish Krona have increased with the Point and Hypercom acquisitions. Fluctuations in the value of these net revenues, costs and expenses as measured in U.S. dollars have historically affected our results of operations, and adverse currency exchange rate fluctuations may have a material impact in the future. Further, changes in exchange rates that strengthen the U.S. dollar could increase the price of our U.S. dollar-denominated products in the local currencies of the foreign markets we serve, making our products relatively more expensive than products that are denominated in local currencies, which could lead to a reduction in our sales and profitability in those markets. For example, in recent periods, the U.S. dollar has strengthened, in some cases significantly, against certain major currencies in which we transact, such as the Euro and the Brazilian real, impacting negatively our results of operations. In addition, our balance sheet contains monetary assets and liabilities denominated in currencies other than the U.S. dollar, such as cash, intercompany balances, trade receivables and payables, and fluctuations in the exchange rates for these currencies could adversely affect our results of operations.

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

The percentage of our net revenues generated outside of the U.S. is significant and may increase over time. In particular, our acquisition of Point significantly increased our business in the Nordic regions and elsewhere in Northern Europe and our acquisition of Hypercom significantly increased our business in the EMEA region and Asia. Part of our strategy is to expand our penetration in existing foreign markets and to enter new foreign markets, particularly emerging markets where we expect to see growth in electronic payments and related services. Our ability to penetrate some international markets may be limited due to different technical standards, protocols or product requirements. Expansion of our international operations will require significant management attention and financial resources. Certain emerging markets, including those in the Middle East and Africa, may require longer lead times to develop distribution channels, may involve distribution channels with greater business and operational risk due to their relatively shorter operating histories, may be dependent upon the timing and success of local electronic payments initiatives and related infrastructure investments in such markets, as well as require additional time and effort to obtain product certifications and gain market acceptance for our products. Our international net revenues will depend on our success in a number of areas, including:

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

•	different and/or more stringent data protection, privacy and other laws;

•	antitrust and competition regulations;

•	changes or instability in a specific country's or region's political or economic conditions; and

•	greater difficulty in safeguarding intellectual property, including in areas such as China, India, Russia, and Latin America.

Many of these factors typically become more prevalent during periods of economic stress, such as the ongoing weakness in the economies of the euro zone countries and Latin America countries and volatility in global financial markets that have caused declines in the value of the euro and other currencies impacted by the European sovereign debt crisis, or disruptive events such as natural or man-made disasters or military or terrorist actions. The occurrence or persistence of weakened global economic conditions in one or more regions where we do business may exacerbate certain of these risks. Additionally, these risks and costs associated with operating in foreign countries are heightened with respect to our international expansion into emerging or developing markets, which, for example, tend to experience more economic and political instability or have less developed or sophisticated distribution channels.

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

Our international operations tend to carry lower average selling prices, may be subject to greater downward pressure on prices in some markets and may be associated with higher costs and lower gross margins, which may promote volatility in our results of operations and may adversely impact future growth in our earnings.

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

We offer complex solutions that are susceptible to undetected hardware and software errors or failures. Our solutions may experience failures when first introduced, as new versions or enhancements are released, or at any time during their lifecycle. Despite our testing procedures and controls over manufacturing quality, errors may be found in our products. Field failure may result from usage with third-party issued payment cards, for example, if such usage generates excess electrostatic discharge. Defects may also arise from third-party components that are incorporated into our products, such as hardware modules, chipsets, wireless modules or battery cells. Our customers may also run third-party software applications on our electronic payment systems. Errors in such third-party applications could adversely affect the performance of our solutions or cause the loss of data. Any product recalls or delays in implementation of our products as a result of, or perceived to be resulting from, our errors or failures could result in the loss of customers, fines incurred by our customers due to failure to comply with payment system rules for which we may be obligated to compensate our customers, loss of or delays in market acceptance of our solutions, diversion of the attention of our research and development personnel from product development efforts and harm to our credibility and relationships with our customers, adversely affect our business and reputation, and increase our product costs which could negatively impact our margins, profitability, and results of operations. Any significant returns or warranty claims for any of our products, including products from acquisitions, could result in significant additional costs to us, such as costs to implement modifications to correct defects, recall and replace products, and defend against litigation related to defective products or related property damage or personal injury, and could adversely affect our results of operations.

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

We have experienced, and may experience in the future, changes in our management team. In 2013, the Board appointed Mr. Paul Galant as our new CEO and Mr. Marc E. Rothman as our new CFO. Further, during 2013, 2014 and 2015, we announced certain other sales, technology, marketing, human resources, and operations management changes. During this time of transition, our new executive leadership and our continuing executives have been designing and implementing changes to our strategic business plans, in order to better position the company for strategic growth and long-term profitability. In addition, we have initiated certain restructuring activities in accordance with our approved restructuring plans, reducing the number of employees and contractors in certain areas and reassigning certain employee duties, and consolidating excess facilities. Our management changes, changes to our strategic business plan, and restructuring activities, as well as the potential for additional changes or activities in the future, may introduce uncertainty regarding our business prospects and may result in disruption of our business and our customer relationships. In addition, these changes and measures could distract our employees, decrease employee morale, result in failure in meeting operational targets due to the loss of employees and make it more difficult to retain and hire new talent, increase our expenses in terms of severance payments and facility exit costs, both of which could be significant, expose us to increased risk of legal claims by terminated employees, and harm our reputation. These changes and activities could also increase the volatility of our stock price. If we are unable to mitigate these or other similar risks, our business, results of operations, and financial condition may be adversely affected.

We may not successfully implement our transformation initiatives or fully realize the anticipated benefits from our restructuring efforts.

We are in the process of implementing a number of strategic, transformation initiatives intended to redefine our global product management process and portfolio, re-engineer our research and development function and improve our cost structure. As part of these transformation initiatives, in the second and third quarters of fiscal year 2014, and the third quarter of fiscal 2015, our management approved restructuring plans to better align our business organization, operations and product lines to achieve long-term sustainable growth and value, including through workforce reduction and facility consolidations. We cannot assure you that we will be able to successfully implement our transformation initiatives. Further, our ability to achieve the anticipated benefits, including the anticipated levels of cost savings and efficiency, of such transformation initiatives and the restructuring plans within expected timeframes is subject to many estimates and assumptions, which are, in turn, subject to significant economic, market, competitive and other uncertainties, some of which are beyond our control. Further restructuring or reorganization activities may also be required in the future beyond what is currently planned, which could further enhance the risks associated with these activities. There is no assurance that we will successfully implement, or fully realize the anticipated positive impact of, our transformation initiatives and the restructuring plans, in the timeframes we desire or at all.

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

The integration of our acquisitions, particularly those that are international in scope, is complex, time-consuming and expensive, and has disrupted, and may continue to disrupt, our business or divert the attention of our management. Achieving the expected benefits of our acquisitions depends in large part on our successful integration of the acquired businesses' operations and personnel with our own in a timely and efficient manner. We cannot ensure that all of our integration efforts will be completed as quickly as expected or that our past or future acquisitions will achieve any of the expected benefits. These challenges and risks, which are heightened due to the number, size and varying scope of our recently completed acquisitions, include, but are not limited to:

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

•
the need to migrate our acquired businesses to our common enterprise resource planning information system and integrating all operations, sales, accounting, human resources and administrative activities for the combined company, all in a cost-effective and timely manner;

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

Our success depends to a significant degree upon the continued contributions of our key senior management, engineering, sales and marketing, supply chain, and other specialized personnel, many of whom would be difficult to replace. In addition, our future success depends on our ability to attract, integrate, manage, and retain highly skilled employees throughout our business. Competition for some of these personnel is intense, and in the past we have had difficulty hiring, in our desired time frame and in our desired markets, employees that have the specific qualifications required for a particular position. In particular, we may be unsuccessful in attracting and retaining personnel as a result of the workforce reduction measures we have implemented or may implement in the future. To help attract, retain and motivate qualified personnel, we use share-based incentive awards, such as employee stock options and restricted stock units. If the value of such stock awards does not appreciate as measured by the performance of the price of our common stock, or if our share-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate personnel could be weakened. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as timely product introductions, and our business and profitability may suffer.

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

The timing of our customer orders and related net revenues are often back-end weighted, meaning that during a particular fiscal quarter, a substantial portion of sales orders may be received, substantial product may be shipped, and substantial revenue may be recognized in the last month of the fiscal quarter. Timing of customer orders and related net revenues often become more back-end weighted during economic downturns or periods of uncertainty, as well as in markets where there is uncertainty related to acceptance and/or implementation of our products, such as that related to changes or potential changes in regulations or other local requirements that impact deployment of our products. These effects can also be exacerbated in markets where we depend on a limited number of customers, and where one or a few customers' decisions can have a significant impact on our results of operations in the fiscal quarter. Such back-end loading can also adversely affect our business and results of operations due to a number of additional factors including the following:

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

If we inaccurately forecast demand for our products, we could end up with either excess or insufficient inventory to satisfy demand. This problem is exacerbated because our products are offered in a number of different configurations and with a variety of optional features, and we generally receive a significant volume of customer orders towards the end of each fiscal quarter which leaves us little room to adjust inventory mix to match demand, as discussed under “Timing for orders for our products and services can be back-end weighted within the fiscal quarter, which can make our net revenues difficult to predict and can negatively impact our business and results of operations.” During the transition from an existing product to a new replacement product, we must accurately predict the demand for the existing and the new product. Furthermore, introducing new products into our current markets or existing products into new markets involves the uncertainty of whether the market will adopt our product in the volumes and time frames that we anticipate or at all. Our inability to properly manage our inventory levels could lead to increased expenses associated with writing off excessive or obsolete inventory, additional shipping costs to meet immediate demand and a corresponding decline in gross margins, or lost sales. If we do not accurately predict demand, we could also incur increased expenses associated with binding commitments to certain third-party contract manufacturers and suppliers which would negatively impact our gross margins and operating results. For example, as of July 31, 2015, the amount of purchase commitments issued to contract manufacturers and component suppliers totaled approximately $130.9 million. Of this amount, $10.5 million has been recorded in Accruals and other current liabilities in our Condensed Consolidated Balance Sheets because these commitments are not expected to have future value to us. For additional information regarding our commitments to third-party manufacturers and suppliers, see Note 9, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. During times of economic uncertainty, such as the global economic recession that continues to impact certain parts of Europe, it becomes more difficult to accurately forecast demand and manage our inventory levels. Deteriorating market conditions have in the past and can in future periods cause us to incur additional costs associated with excess and obsolete inventory, scrap, and excess inventory held by our contract manufacturers.

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

A significant portion of our net revenues are on an open credit basis, with typical payment terms of up to 60 days in the U.S. and longer in some international markets due to local customs or conditions. In the past, there have been bankruptcies among our customer base. Credit risks may be higher and collections may be more difficult to enforce in emerging markets where we conduct business, including for example where the market for our products and solutions is still developing and their acceptance uncertain, and future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition. Also, certain customers that are invoiced in U.S. dollars, such as those based in Venezuela and Nigeria and other countries whose economies are significantly impacted by the price of oil, have experienced, and may continue to experience, difficulties in obtaining U.S. dollars due to local currency controls, and therefore may not be able to remit timely payment to us. Additionally, instability or uncertainty in global or regional economic, political or military conditions may make it more difficult for some customers to obtain financing or access U.S. dollar currency, and their ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, cash flows, operating results and financial condition.

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

We have senior secured credit facilities pursuant to a credit agreement as described in Note 7. Financings, in the Notes to Condensed Consolidated Financial Statements to this Quarterly Report on Form 10-Q, with outstanding loan balances of $817.0 million as of July 31, 2015.

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

Our outstanding indebtedness and debt service obligations are substantial. As of July 31, 2015, we had total indebtedness outstanding of $817.0 million related to the 2011 Credit Agreement, payable in quarterly installments through July 8, 2021. Outstanding amounts may be subject to mandatory prepayment with the proceeds of certain asset sales and debt issuances and, for certain of the loan balances, from a portion of annual excess cash flows (as determined in the 2011 Credit Agreement) depending on our total net leverage ratio. See Note 9, Financings, in the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended October 31, 2014 for a schedule of the principal payments due under our financings.

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

•	uncertainty about current global or regional economic conditions;

•	changes in the market valuations of other companies operating in our industry;

•	the rate at which we return capital to our shareholders;

•	announcements by us or our competitors related to significant acquisitions, strategic partnerships, or divestitures;

•	business disruptions, costs and future events related to shareholder activism;

•	additions or departures of key personnel; and

•	sales or purchases of our stock, including sales or purchases of our stock by our directors and officers or by significant stockholders.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS
The following documents are filed as Exhibits to this report:

Exhibit Number	Description

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

Date: September 3, 2015

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