Form 10-K
period 2015-10-31
VERIFONE SYSTEMS, INC.
filed 2015-12-18
CIK 1312073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
Form 10-K
___________________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-32465
____________________________________________________
VERIFONE SYSTEMS, INC.
(Exact name of Registrant as Specified in its Charter)
____________________________________________________

DELAWARE	04-3692546
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

88 West Plumeria Drive,	95134
San Jose, CA (Address of Principal Executive Offices)	(Zip Code)
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of April 30, 2015, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $2.62 billion based on the closing sale price as reported on the New York Stock Exchange.
The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on November 30, 2015:

Class	Number of shares
Common Stock, $0.01 par value per share	111,706,821

DOCUMENTS INCORPORATED BY REFERENCE

As noted herein, the information called for by Part III is incorporated by reference to specified portions of the Registrant's definitive proxy statement to be filed in conjunction with the Registrant's 2016 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended October 31, 2015.

VERIFONE SYSTEMS, INC.
2015 ANNUAL REPORT ON FORM 10-K

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

In this Annual Report on Form 10-K, each of the terms “Verifone,” “Company,” “us,” “we,” and “our” refers to VeriFone Systems, Inc. and its consolidated subsidiaries.

PART I

ITEM 1.	BUSINESS

Our Company

VeriFone is a global leader in secure electronic payment solutions at the point of sale (“POS”). For over 30 years, we have designed, manufactured, marketed and supplied a broad range of innovative payment solutions and complementary services that enable secure electronic payment transactions and value-added services at the POS. Our solutions and services enable merchants to address their payment acceptance complexities, enrich the interaction between merchant and consumers, and increase merchant revenues.
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

We are headquartered in San Jose, California and operate in more than 150 countries worldwide, with a direct presence in approximately 40 countries.

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

We are committed to designing reliable and secure payment terminal solutions that incorporate leading edge technology to meet client needs. Our terminal solutions provide flexibility to support a wide range of client deployment and connectivity preferences and payment types. Our solutions enable payment and commerce in a variety of environments, including traditional multilane and countertop implementations, self-service or unattended environments, in-vehicle and portable deployments, as well as for mobile commerce. We also seek to connect our terminal solutions back to our network, so we can leverage a connected network of terminals in order to offer customers additional value added services.

Services are an increasingly important part of our business strategy. We offer a wide portfolio of services, ranging from traditional terminal related support services, Payment-as-a-Service solutions and commerce enablement offerings that are complementary to our payment solutions and designed to facilitate commerce opportunities for merchants. Our traditional services include professional services related to installation and deployment, helpdesk support, training, equipment repair and maintenance, and software post-contract support. Our Payment-as-a-Service solutions offer clients terminal management services and gateway solutions that enable more efficient routing of transactions, multi-channel acceptance and processing, and payment value-added services. We provide flexibility in deployment options, allowing our solutions to accommodate varying client needs. For example, in the U.S., our Payment-as-a-Service offering incorporates terminals with a simplified certification process, along with end-to-end encryption to reduce the complexity and costs of Payment Card Industry, or PCI, standards compliance. Continued innovation and expansion of our Payment-as-a-Service solutions are important elements of our strategy. Increasingly, we deploy Payment-as-a-Service solutions for clients whose electronic payment devices are connected directly to our gateway, simplifying payment operations for merchants and providing additional payment-enabled functionality, such as advertising, couponing, loyalty programs and data analytics services.

Our commerce enablement solutions leverage our terminals and media platforms to engage consumers at the point of sale through value-added applications such as loyalty and couponing applications, targeted offers and real-time reward redemptions. Consumer engagement at the point of sale provides opportunities to increase brand awareness and potential for merchants to grow sales. For example, we partnered to launch an American Express award point redemption program for our in-taxi payment solutions. We are developing a commerce enablement platform that links smart terminals, digital media screens, and technology gateways in order to provide our clients with integrated tools to enhance and enrich the commerce experience at the point of sale. We continue to invest in integrated media capabilities, such as our VNET media platform deployed at gas dispensers and in taxis and our PAYMedia/LiftRetail services for basket-level targeting of media content at convenience stores. These platforms leverage our secure payment terminals and solutions to help merchants increase consumer interaction at the point of sale.

We believe continued innovation in terminal solutions, strategic expansion of our Payment-as-a-Service solution in key markets, including both developed and emerging markets, and investment in our commerce enablement solutions are important components of our business strategy. We intend to focus on our Payment-as-a-Service solution as a key driver of growth in markets such as the Nordic countries and certain other parts of Europe, Australia and New Zealand, and the U.S. and Mexico, including emphasis on growing the number of devices connected to our gateways. Our strategy to expand our commerce enablement reach includes strategic investments that grow our network of digital media screens, including screens at the pump and inside the convenience store, as well as partnerships that enable us and our partners to offer our end merchant customers additional value added services beyond payment acceptance. For example, in August 2014, we entered into a global partnership with Gilbarco Veeder-Root, a leading global petroleum dispenser provider, which provided additional media screens that we are incorporating into our network. In connection with the partnership, we also acquired Outcast Media, Gilbarco's forecourt media business which provides media-enabled solutions at the pump.

Our Business Organization

We manage our business primarily on a geographic basis. Accordingly, we determined our operating segments, which are generally based on our geographic markets and client location, to be North America, Latin America, EMEA, and Asia-Pacific. The North America segment consists of our operations in the U.S. and Canada. The Latin America segment consists of our operations in South America, Central America, Mexico, and the Caribbean. The EMEA segment consists of our operations in Europe, Russia, the Middle East, and Africa. The Asia-Pacific segment consists of our operations in Australia, New Zealand, China, India, and throughout the rest of Greater Asia, including other Asia-Pacific Rim countries. For segment and geographic information, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Segment Results of Operations, and Note 13, Segment and Geographic Information, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

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

Security continues to be a driving factor in our industry. Payment transaction security will need to become increasingly more sophisticated as security threats become more sophisticated, as new payment methods, especially mobile payments, are introduced, and as payment transaction volumes increase. Further, new payment types and platforms make payment transactions more operationally complex and thus exacerbate security concerns and increase the need for security solutions. In the last few years, a number of U.S. retailers and banks have reported customer or client data breaches and other fraudulent activities, which have heightened awareness of data security and increased demand for security solutions in payments systems, including accelerating the adoption by several large retailers of EMV, a Europay, MasterCard and Visa chip based card acceptance payment method (“EMV”), which has already become the payment standard in other countries. In addition to offering products that are independently certified to meet security standards, we provide secure commerce architecture as well as transaction encryption and tokenization services to facilitate an end-to-end security solution for payments. Our security solutions must continue to evolve to meet changing needs and threats.

We anticipate that the industry will see growing demand for mobile and portable point of sale solutions. In recent years, the increased use of wireless Internet connectivity driven by expanded network coverage, faster communication speeds and reduced costs has driven demand for compact, easy-to-use, and reliable mobile point of sale, or mPOS, payment solutions. We expect rising demand for mPOS devices including increasing utilization of smartphones and tablets based on the Apple iOS, Google Android, and Microsoft Windows operating systems to conduct payment transactions and to enable new mobile retailing solutions for merchants. Wireless portable devices and mobile devices, such as smartphones and tablets, are also increasingly being used as multi-purpose hardware and integrated software platforms that are being adopted for commerce, payments, and complementary applications, and tablet-based POS systems are becoming more common as all-in-one merchant management systems.

Portable and mobile devices may have shorter technology refresh cycles than traditional electronic payment devices. In particular, major telecommunications carriers around the world are phasing out their 2G/GPRS networks in favor of faster and more advanced technologies, such as 3G or later-generation networks.

We expect continued advancement in payment technologies driven by demand for payment solutions that accommodate different payment methods, such as EMV and near field communications, or NFC, and across multiple channels while maintaining a consistent consumer experience. The payments industry has seen the continued advancement in technologies, with the emergence of new payment methods, such as contactless, NFC, and mobile cloud-based payments, including card not present options. In the U.S., we have seen acceleration in adoption of EMV by larger retailers. We believe that security concerns driven by a number of recent high-profile security breaches at major retailers and banks, as well as the EMV liability shift which pushes card fraud liability to the merchant, will continue to drive demand for EMV solutions in the U.S. The release of Apple Pay in the U.S., whereby consumers are able to use their smartphones to make payments by tapping their phones on POS terminal, such as ours, has increased visibility into NFC which may spur more adoption of NFC, particularly as NFC transactions are considered EMV compliant. We are also working with PayPal and Samsung to increase the acceptance of their digital wallets at large retailers across the U.S. through our NFC-enabled devices.

Overall, merchants are striving to enrich the consumer experience and to accommodate consumer expectations for payment flexibility by offering a variety of payment options and other value-added services at the POS. Merchants increasingly seek more sophisticated tools integrated with payment systems that enable a consistent and seamless experience for consumers across multiple delivery channels, both online and offline. We expect this trend to create a need for a single platform that can support different payment options and delivery channels, and that is offered on a managed service basis to reduce risk and time to market. With the continued emergence of new and innovative technologies, our markets have become increasingly complex, which has in turn driven increasing interest in merchants to outsource managed services solutions such as terminal estate management, gateway transaction services, and payment systems implementation and management.

We expect merchants to increasingly seek to have rich and dynamic interactions with consumers. In addition to enabling multi-payment acceptance options for consumers, customized relevant content at the POS, such as promotions, offers, coupons, merchandise suggestions and loyalty programs, offer a means to enrich the consumer experience, particularly in retail and hospitality environments. The time between the initiation and completion of a transaction on a media-enabled payment solution provides merchants the opportunity to engage with consumers. Furthermore, incorporation of emerging technologies, such as Bluetooth low energy, or BLE, and beacons into payment solutions provides consumers with a more personalized experience, while merchants benefit from enhanced ways to engage customers in the store and to streamline the consumer shopping experience across channels.

We expect clients in more price sensitive markets to expect more options for lower cost payments solutions. In more price sensitive markets, which tend to be high growth markets such as China and Brazil, more clients have sought lower cost payment solution options, in many cases including the flexibility for the client to forgo certain features and enhancements but nevertheless have a leading edge payment solution. This trend has increased competition and pricing pressures in these markets as clients place less emphasis on branding and added features and enhancements that may otherwise differentiate competing products, and rely primarily on pricing for purchase decisions. While pricing has become a key factor, clients nevertheless seek payment solutions with certain innovative technological features, such as contactless or portability options, and mobile payment solutions that leverage the connectivity of smartphones and tablets, and therefore solutions providers must continue to innovate to address specific market needs while maintaining lower costs.

We expect compliance requirements and regulatory mandates applicable to our industry will continue to expand. Compliance requirements include government regulations related to the prevention of identity theft, as well as operating regulation safeguards issued by the credit and debit card associations. The Payment Card Industry Security Standards Council (“PCI SSC”) oversees and unifies industry standards, known as PCI standards, to enhance payment card data security and serve as a framework for the safe handling of cardholder information. These standards continually evolve to become more stringent and increasingly dependent on complex measures to protect all payment related data. Compliance requirements and regulatory mandates continue to evolve to accommodate new payment types and related security concerns.

Our products and solutions generally must be certified against applicable payment industry requirements and mandates. The continual evolution of industry security standards drives recertification and replacement of electronic payment systems. In addition to meeting the PCI standards, additional governmental regulations over payment card data security may apply and require separate local certifications in certain non-U.S. countries, such as Australia, China, and Brazil. Certain other countries also have their own set of compliance and certification requirements for payment card data security, including Germany, the United Kingdom, and the Netherlands. Furthermore, in order for our products to be allowed to connect to payment networks, we must obtain certification of the relevant products and solutions with card associations, financial institutions, and payment processors and comply with local government and telecommunications regulations. Some of these certification processes may take up to twelve months to complete. See Item 1, Business-Industry Standards and Government Regulations, for a more detailed description of these standards and regulations.

Products and Services

Our System Solutions

Our system solutions consist of point of sale electronic payment devices that run our unique operating systems, security and encryption software, and certified payment software, and that are designed to suit our clients' needs in a variety of environments, including traditional multilane and countertop implementations, self-service and unattended environments, in-vehicle and portable deployments, as well as mobile commerce. Our system solutions can securely process a wide range of payment types including signature and PIN-based debit cards, credit cards, NFC/contactless/radio frequency identification cards, or RFID cards, smart cards, pre-paid gift and other stored-value cards, electronic bill payment, signature capture and electronic benefits transfer, or EBT. Our unique architecture enables multiple value-added applications, including third-party applications, such as gift card and loyalty card programs, healthcare insurance eligibility, and time and attendance tracking, and allows these services to reside on the same system without requiring recertification upon the addition of new applications. With our newest line of Verifone Engage payment solutions, we will be able to deliver richer media and more complex commerce enablement services on our payment terminals to our merchant clients.

Countertop and PIN pads

Designed with merchant and consumer needs in mind, our suite of countertop solutions incorporate compact design, easy installation and consumer-friendly features. Our countertop solutions accept a wide variety of payment options including contactless, NFC, mobile wallets, and EMV, and support a range of applications, such as pre-paid products, including gift cards and loyalty programs. We also supply secure PIN pads that support credit and debit card, EBT, EMV, and other PIN-based transactions, and include multiple connectivity options and NFC capability. Our countertop solutions support a wide range of certified applications that are either built into electronic payment systems or connect to electronic cash registers, or ECRs, and POS systems.

Multimedia

Our multimedia consumer facing POS devices, such as those offered under our MX solutions brand, are designed to allow merchants, particularly in the multi-lane retail environment, to engage in direct consumer interaction through customized multimedia content, in-store promotions, digital offers, and other value-added services using a POS device, to enrich the customer experience while enabling new merchant revenue opportunities. These products offer features that are important to servicing customers in a multi-lane retail environment, such as user-friendly interfaces, ECR compatibility, durable key pads and signature capture functionality. Our solutions also support these same features in self-service market segments such as taxis, parking lots/garages, ticketing machines, vending machines, gas pumps, self-checkouts, and quick service restaurants.

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

Unattended and Self-Service

Our unattended and self-service payment solutions are designed to enable payment transactions in self-service, high-transaction volume environments, such as vending machines, on-street parking meters, petroleum pumps, ticketing machines and store kiosks, as well as public transportation environments, including buses and rail lines. Our public transportation solutions enable contactless and NFC-enabled fare payments, while other unattended and self-service solutions include versions to accept a range of payment options, including mobile wallets, magnetic stripe, EMV chipcard or NFC or other contactless payment schemes.

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

Our Services

We continue to invest in developing a broad portfolio of services complementary to our systems solutions and designed to meet a wide range of merchant and partner needs, including removing complexity from payments, increasing ease of use, adding value by enriching the consumer experience at the POS and helping our clients grow their businesses and strengthen their relationships with consumers. Services are an important part of our business and revenues, accounting for approximately 34.5% of our total net revenues in our fiscal year ended October 31, 2015. Our services offerings include our Payment-as-a-Service solutions, managed services and terminal management solutions, payment-enabled media, in-taxi payment solutions, security solutions, and other value-added services at the POS. We also offer a host of support services, including software development, installation and deployment, warranty, post-sale support, repairs, and training.

Payment-as-a-Service

Our Payment-as-a-Service payment system management solution is hosted and managed by us and offered as a subscription-based model that provides clients with the flexibility to outsource a select set of payment operation services and solutions to be managed by us. Our range of services and solutions includes terminal services such as terminal rental and related installation, deployment, on-site terminal servicing, and hardware repair services, as well as gateway services such as transaction routing, transaction acceptance processing, transaction reporting, remote device management, and payment value-added services using the client’s choice of processor. The solution serves as a platform for deployment of additional value-added programs. Further, the hosted service covers 24x7 support, encrypted transactions, integration of new payment methods, ongoing EMV maintenance, merchant support, and PCI compliance, with the aim of reducing operational complexity and costs for clients. Clients also have the option to enable processing of payment types across different channels of a merchant’s business, including credit and debit card payments, online payments for e-commerce applications and mobile platforms. Clients can select full service or other options that meet their immediate business needs, and adjust their subscription service packages to more advanced features and functions as their business grows or as the payment industry evolves. Currently, the Payment-as-a-Service model is implemented primarily in our EMEA segment and, to a lesser extent, in our Asia-Pacific, North America, and Latin America segments. We anticipate that outsourcing of payment operations may become more attractive to clients as payment complexity and cost of payment operations increase.

Managed Services and Terminal Management Solutions

In addition to our Payment-as-a-Service solution, we offer a range of other managed services to provide our clients with managed services tools that accommodate their business needs and plans. Our managed services include secure web-based transaction processing that is consolidated across payment types, cloud-based remote loading of supported devices with updates for base files and firmware, software and applications, and estate management, including remote key loading, capabilities to remotely activate contactless, NFC and EMV payment methods, and consolidated reporting and analytics. PAYware Connect, our cloud-based hosted payment solution, consolidates all payment transactions through our payment gateway and enables merchants to process from any internet-connected PC through a single portal. PAYware Connect uses our proprietary VeriShield Total Protect for end-to-end transaction encryption and tokenization and is certified by all of the major payment processing networks. Our VX Direct managed solution combines our VX device with the latest payment applications, automatic updates, security protection with VeriShield Total Protect, and estate management capabilities. Our terminal management solution, VHQ, enables efficient management of an entire estate of devices with minimal on-site intervention, and is targeted to retailers, financial institutions, processors with helpdesk operations, and device maintenance companies. VHQ, which is available for a variety of environments, including retail, healthcare, transit, quick service restaurants and financial services, connects the devices within a merchant's estate to back office operations, enabling remote deployment of software to POS terminals, centralized estate tracking, monitoring and diagnostics, and consolidated information collection and management reports. Our limo, livery, and taxi fleet management solution provides tools for fleets installed with our POS devices, including real-time vehicle and trip/fare activity monitoring, computerized dispatch, vehicle tracking and faster card processing.

These managed solutions are offered globally to retailers, acquirers and merchants in the restaurant and hospitality markets who can host the solution on their own servers, but are also available as part of a total payments solution hosted by us.

Payment-Enabled Media

Our payment-enabled media solutions seek to leverage customer engagement at the POS, in taxis, at petroleum dispensers, and in petroleum convenience stores. Our PAYmedia solution is a media content management tool that enables delivery of digital media, including media content of interest to customers, relevant advertisement, and promotions and merchant loyalty programs, through our media-enabled POS devices. PAYmedia has been implemented on our MX devices, including in taxis, in conjunction with our Secure PumpPay devices in petroleum dispensers, and through our LiftRetail platform connected to a merchant’s ECR. In addition to delivery of special offers and couponing, our LiftRetail platform is an interactive platform that accommodates loyalty program enrollment and touch screen capabilities so that a customer can immediately scan additional merchandise for purchase. Production, management and delivery of media content can be managed by merchants or outsourced to us.

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

In-Taxi Payment Solutions

We provide an integrated suite of hardware, software and services to the taxi industry to enable electronic payment of taxi fares. In-taxi equipment we provide includes our secure electronic payment devices, GPS navigation, wireless communications, and fleet management services. In addition to traditional payment methods, in October 2013, we launched a program in New York City that provides riders the option to pay their taxi fare with their American Express membership reward points. All payment transactions made through our in-taxi electronic payment devices are sent wirelessly through our secure payment gateway and we generally earn a per transaction service fee.

Our taxi payment solutions are currently deployed in multiple U.S. cities, including New York City, Philadelphia, Boston, Chicago, Las Vegas, Miami, Baltimore, Washington D.C., and Fort Lauderdale, as well as certain cities in Europe.

Security Solutions

Our security solutions offer clients tools to secure payment transaction data. We have expanded the implementation options of our Secure Commerce Architecture, which directs encrypted payment data from the terminal directly to the processor, thereby eliminating the transfer of payment data through the merchant POS system and simplifying the EMV certification burden. VeriShield Total Protect provides end-to-end encryption coupled with server-based tokenization to securely protect data from the point of capture, whether transmitted from a card or mobile device, to the processor, and tokenizes card data for use post-authorization to eliminate cardholder data from POS applications, networks and servers. In the U.S., the majority of the leading acquirers have selected our end-to-end encryption technology. VeriShield Remote Key enables merchants to remotely and securely manage key injection into PIN pad devices as needed, including as part of scheduled maintenance, in response to changing compliance standards, and in response to suspected security breaches. Our VeriShield Retain file authentication software is designed to secure a merchant’s terminal estate against unauthorized third parties executing software on the payment devices. Our VeriFone Secure Data solution allows applications with access to our secure reading and exchange of data compliant encryption library to enable point-to-point encryption capabilities.

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

Customers

Globally, our clients consist primarily of financial institutions, payment processors, large retailers, petroleum companies, transportation companies, government organizations, healthcare companies and quick service restaurants. In our North America and EMEA segments, we also sell our in-taxi payments solution to taxi fleets and advertising space to advertisers and media companies. We also sell directly to smaller merchants and retailers under our Payment-as-a-Service model, primarily in our EMEA segment. We also sell through third party partners, such as banks and acquirers, system integrators, and independent sales organizations, and channel partners that distribute and resell our products.

The percentage of net revenues from our ten largest clients is as follows:

	Years Ended October 31
	2015	2014	2013
Percentage of net revenues from our ten largest clients	20.2%	22.7%	21.8%

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

Sales and Marketing

We sell our products worldwide through our direct sales force and through third-party distributors and partners. Internationally, we rely on distributors to represent us in countries or geographies where we do not have a direct presence. In recent years, we have expanded the number of countries where we have a direct presence, in part through our acquisitions. As we continue to focus on services, we expect a shift to more direct sales and support personnel.

Our sales personnel consist of sales representatives, business development personnel, sales engineers, and customer service representatives with specific vertical market expertise. Our sales teams are supported by client services, manufacturing, product development, and marketing teams to deliver products and services that meet the needs of our diverse client base. Our marketing personnel include product marketing personnel, account managers, program marketing personnel, and corporate communications and public relations personnel.

As of October 31, 2015, we had 1,045 sales and marketing employees, representing approximately 19.2% of our total workforce.

Competition

The markets for our System Solutions and Services are highly competitive. We compete based on various factors, including product functions and features, product availability and certifications, pricing, product quality and reliability, design innovation, interoperability with third-party systems, service offerings, support, and brand reputation. We continue to experience intense competition in all of our operating segments from traditional POS terminal providers for both systems solutions and services. In certain more price sensitive markets, typically high growth markets such as China and Brazil, we have seen some competitors introduce increasingly aggressive pricing for terminal solutions. We also see new companies entering our markets, including entrants offering some form of mobile-device based payment option. Some of our competitors may be more established, benefit from greater local recognition in particular countries, and have greater resources within those countries than we do. Finally, certain of our distributor partners may also offer similar services that we strive to offer to our end merchants.

Competition from manufacturers, distributors, or providers of products and services similar to or competitive with our System Solutions or Services could result in lower market share, price reductions, reduced margins, or could render our solutions obsolete. Some smaller local electronic payment terminal vendors, particularly in our Asia-Pacific and Latin America segments, have also introduced pricing pressures in their markets by offering substantially lower prices. In addition, a number of the financial institutions and payment processors to whom we market our products typically adopt a dual vendor approach for the supply of their POS terminals.

We expect to continue to experience significant competition in the future. We compete globally with suppliers, manufacturers, and distributors of electronic payment systems and services as well as suppliers of ECRs that provide built-in electronic payment capabilities and producers of software that facilitates electronic payments over the Internet. Our primary competitors in these markets for POS terminals and services include Ingenico S.A., PAX Technology, Ltd., Bambora Group, SZZT Electronics Co. Ltd., Equinox Payments, CyberNet Inc., and Spire Payments Ltd. We also compete with Gilbarco, Inc., International Business Machines Corporation, NCR Corporation, Oracle Corporation, and Wayne, A GE Energy Business. In addition, we face vigorous competition from smaller companies that have been able to develop strong local or regional customer bases.

As we focus on specialty services and increase our emphasis on mobile and full service solutions, as well as on small to medium sized enterprises, we face new competitors, including those who in the past targeted merchants that were not traditionally our clients or those who offer competing technologies, such as mobile-based payment dongles or electronic wallets. We believe these competitors are targeting merchants that are our clients.

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

During fiscal years 2014 and 2015, as part of our transformation initiatives, we developed plans to consolidate our global R&D sites for hardware and software development, and initiated standardization and consolidation efforts for our gateways, hardware platforms, and software application architecture.

As of October 31, 2015, we had 1,677 R&D employees, representing approximately 30.8% of our total workforce. For the total amounts of our R&D expenses for the fiscal years ended October 31, 2015, 2014, and 2013, see our Consolidated Statements of Operations of this Annual Report on Form 10-K.

Industry Standards and Government Regulations

In order to offer products that connect to payment networks, electronic payment system providers must certify their products and services with card associations, financial institutions, and payment processors, as well as comply with government and telecommunications company regulations.

The following are key standards and requirements that apply to our industry:

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

Card Association Standards

Payment Card Industry Security Standards. Formed in 2006, the PCI SSC develops standards and supporting materials that enhance payment card data security and serve as a framework for the safe handling of cardholder information. The following are the PCI SSC principal standards applicable to our industry:

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

EMV Standards. EMV standards are intended to address the growing need for transaction security and interoperability, and are designed to ensure global smart card interoperability across all electronic payment systems. To ensure adherence to this standard, specific certifications are required for all electronic payment systems and their application software. We maintain EMV certifications across our applicable product lines. EMV has already been adopted in many countries outside the U.S., and the adoption of EMV in the U.S. commenced in 2015 and is expected to continue for next several years, in part as card associations seek to incentivize adoption of EMV.

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

Other Regulatory Authorities

Our products must comply with government regulations, including those imposed by the U.S. Federal Communications Commission (the "FCC") and similar telecommunications authorities worldwide regarding emissions, radiation, safety, and connections with telephone lines and radio networks. Our products must also comply with recommendations of quasi-regulatory authorities and of standards-setting committees. Our electronic payment systems have been certified as compliant with a large number of national requirements, including those of the FCC and Underwriters Laboratory in the U.S. and similar local requirements in other countries. In addition, wireless network service providers mandate certain standards and certifications applicable to connected devices and systems that operate on their networks. Our wireless electronic payment systems have been certified by certain leading wireless carrier networks around the world.

We are also subject to various other legal and regulatory requirements related to the manufacture and sale of our products, such as the U.S. regulations which require us to implement a management system to evaluate and report on the existence of conflict minerals originating in the Democratic Republic of the Congo in our supply chain, the European Union ("EU") directive that places restrictions on the use of hazardous substances ("RoHS" and "RoHS2") in electronic equipment, the EU directive on Waste Electrical and Electronic Equipment ("WEEE"), the EU's Registration, Evaluation, Authorization and Restriction of Chemicals (REACH), and the environmental regulations promulgated by China's Ministry of Information Industry ("China RoHS"). RoHS and RoHS2 set a framework for producers' obligations in relation to manufacturing (including the amounts of named hazardous substances contained in products sold) and WEEE sets a framework for treatment, labeling, recovery, and recycling of electronic products in the European Union. REACH imposes chemicals regulation and controls including requirements for registration of chemicals on the EU market.

Foreign Operations

For our fiscal years ended October 31, 2015 and 2014, our international net revenues accounted for 60.5% and 72.0%, respectively, of our total net revenues. Margins on our sales of products in foreign countries and on sales of our products generally, which include components sourced from foreign suppliers, can be adversely affected by foreign currency exchange rate fluctuations and by international trade regulations, including tariffs and other applicable duties. See “Foreign Currency Transaction Risk” under Item 7A, Quantitative and Qualitative Disclosures About Market Risk in this Annual Report on Form 10-K. In certain regions outside the U.S., we rely on third-party distributors to market and sell our products in accordance with our policies for promotional efforts and maintenance of adequate technical expertise with respect to our products, and with our requirements for compliance with applicable laws, including for example, trade regulations applicable to our products and anti-corruption laws. Although we generally have contractual relationships with these third parties, if such third parties do not comply with our requirements, we face potential liability, harm to our brand reputation, and disruptions to our business, which could have a material adverse effect on our results of operations.

We outsource our product manufacturing to various suppliers in the Electronic Manufacturing Services ("EMS") industry. Our primary EMS providers are located in China, Singapore, Malaysia, Brazil, Germany, and Romania. For several of our product lines, we directly ship from our EMS providers to our clients in various countries around the world. Substantially all of our products contain key components that are obtained from foreign sources. These concentrations in external and foreign sources of supply present risks of interruption for reasons beyond our control, including political and other uncertainties. See “Manufacturing Agreements” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report on Form 10-K.

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

As of October 31, 2015, we held 350 patents and 88 patent applications filed with various patent offices in 44 jurisdictions throughout the world, including the U.S., Canada, the United Kingdom, the European Union, China, Israel, Italy, India, Australia, Japan, Germany, France, Ireland, Hong Kong, Taiwan, Brazil, and South Africa, among other countries. These patents and patent applications include utility patents, utility models and designs acquired in connection with our acquisitions. We believe that the duration of our patents is adequate relative to the expected lives of our products which generally are expected to be shorter than the terms of our patents due to continual technical innovations in our industry.

We use the VeriFone name and logo globally as an important part of the branding of our company and our products, and we register these trademarks in the key jurisdictions where we do business, including the U.S. and the EU. As of October 31, 2015, we held trademark registration in 23 jurisdictions (including registration in the European Union that covers a number of country level registrations we had previously filed) for the "VERIFONE" trademark and in 32 jurisdictions (including registration in the EU that covers a number of country level registrations we had previously filed) for the VERIFONE trademark including our ribbon logo. A new VERIFONE logo was filed in the U.S. and was recently published for Oppositions (on September 2015). We currently hold trademark registration in the U.S. and a variety of other countries for our product names and other marks.

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

Employees

As of October 31, 2015, we had approximately 5,400 employees worldwide. We have collective bargaining agreements with our employees in France, Spain, Italy, Sweden, and Brazil. Our employees in France and Germany are represented by works councils that have the right to certain information and to participate in certain operational decisions affecting the represented employees, such as relocation of office facilities, compensation and benefits, and working hours. We have not experienced any work stoppages, and we believe that we have good employee relations and relationships with the collective bargaining groups and works councils.

Executive Officers

Our executive officers and their ages as of December 18, 2015 are as follows:

Name	Age	Position
Alok Bhanot	47	Executive Vice President, Engineering & Chief Technology Officer
Paul Galant	47	Chief Executive Officer
Albert Liu	43	Executive Vice President, Corporate Development & General Counsel
Glen Robson	47	Executive Vice President, Terminal Solutions
Marc Rothman	51	Executive Vice President and Chief Financial Officer

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

Glen Robson. Mr. Robson has served as our Executive Vice President, Terminal Solutions since January 2015. Prior to joining Verifone, Mr. Robson spent 10 years with Dell, Inc. leading its engineering organizations, has served as General Manager and Vice President for Dell's SMB and Consumer Product Group and most recently as Chief Technology Officer for Dell’s Client's Product Group. Prior to Dell, Mr. Robson held various engineering management positions at Sun Microsystems. Mr. Robson holds a Bachelor of Arts in Public Policy from the University of Northumbria and a Masters of Science in Computer Science from the University of Kent.

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

The markets for our system solutions and services are highly competitive and rapidly evolving, and we have been and expect to continue to be subject to significant and increasing competition from existing and new competitors and a variety of technologies. Traditionally, we have competed with other large manufacturers and distributors of electronic POS payment solutions, suppliers of cash registers that provide built-in electronic payment capabilities and producers of software that facilitates electronic payment over the Internet. In certain areas, we also compete with smaller companies that have been able to develop strong local or regional customer bases. We compete with companies that are more established, benefit from greater name recognition in particular countries, and have greater resources within those countries than we do. In addition, some of these competitors compete with aggressive pricing. We face downward pressures on prices in many markets. For example, price competition is increasingly intense for us in countries such as China, Brazil, Russia and India from both global and local competitors. In addition, pricing is increasingly an important factor in our ability to penetrate new markets. Any decrease in our selling prices in order to remain competitive in these markets could negatively impact our net revenues, gross margins and results of operations.

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

As discussed in “If we are unsuccessful in executing on our implementation of the Payment-as-a-Service model and obtaining and maintaining customer acceptance of our service offerings, our net revenues, income and profitability will be adversely affected”, the competitive environment for services offerings is complex and very different in each market and, in some markets, our competitors include certain of our customers that distribute our terminals. Some of our competitors may offer more services, have better name recognition in that market or have a longer or more established relationship with customers in that market than we do. Some of our competitors also control other products and services that are important to our success, including e-commerce and omni-channel platforms.

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

We operate in an industry that makes us a target of cyber- and other attacks on our systems as well as at our payment solutions. Our business involves the collection, transmission, storage and use of proprietary data or personally-identifying information of our customers, business partners and employees, as well as, in certain cases, end-users of our products or services. We rely on electronic networks, computers, systems, including our gateways, and programs to run our business and operations and, as a result, are exposed to risks of third-party security breaches, employee error, malfeasance, or other irregularities or compromises on our systems which could result in the loss or misappropriation of sensitive data, corruption of business data or other disruption to our operations. As we expand our solutions and services, we may handle increasing volumes of sensitive data, in which case we would expect to increasingly become a target of security breach attempts. We have devoted significant resources to security measures, processes and technologies to protect and secure our networks and systems, but they cannot provide absolute security, especially in light of rapid advances in computer capabilities and cryptography. For example, an increasing number of companies have disclosed breaches of their security systems, some of which have involved sophisticated and highly targeted attacks on their network infrastructure. Because the techniques used to breach security safeguards change frequently, may be difficult to detect for a long period of time and often are not recognized until launched against a target. Certain efforts may also be state sponsored and supported by significant financial and technological resources and therefore may be even more difficult to detect. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures.

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

•	delays in customer purchases in anticipation of product or service enhancements or due to uncertainty in economic conditions;

•	demand for and acceptance of our new offerings;

•	changes in competitive conditions, including from traditional payment solution providers and from alternative payment solution providers;

•	the rate at which we transition customers to our services model;

•	decisions by our distributors and other customers relating to the overall channel inventories of our products held in a particular quarter;

•	concentration in certain of our customer bases;

•	changes in economic or market conditions, such as fluctuations in foreign currency exchange rates;

•	variations in product and service mix and cost during any period;

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

•
the introduction of new or stricter laws and regulations in jurisdictions where we operate, such as data protection and privacy laws and regulations, laws and regulations covering hazardous substances, or employment laws and regulations, that may cause us to incur additional compliance or implementation costs and/or costs to alter our business operations;

•
the introduction of new laws and regulations, or changes in implementation of existing laws and regulations, in jurisdictions where we operate that may create uncertainty regarding the business operations of our customers or distributors, which may in turn lead to deferred or reduced orders from our customers or distributors; and

•
business and operational disruptions or delays caused by political, social or economic instability and unrest, such as the ongoing significant civil, political and economic disturbances in Russia, Turkey, Ukraine and the surrounding areas as well as the political and military conditions in Israel and the Palestinian territories.

No single factor above is dominant, and any of the foregoing factors could have an adverse effect on our operating results.

In addition, we have experienced in the past and may continue to experience periodic variations in sales in our key vertical and geographical markets. In particular, differences in relative growth rates among our businesses in the U.S. and other regions may cause significant fluctuation in our quarterly operating results, especially our quarterly gross profit margins, because net revenues generated from international markets tend to carry lower margins. Furthermore, adoption of standards such as EMV in the United States, could cause revenues to increase but it may not be possible to sustain or increase those revenues in future period. These periodic variations occur throughout the year and may lead to fluctuations in our quarterly operating results depending on the impact of any given market during that quarter and could lead to volatility in our stock price.

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

A substantial portion of our business consists of sales made to customers outside the U.S. For example, during the fiscal year ended October 31, 2015, 60.5% of our net revenues were generated outside of the U.S. A portion of the net revenues we receive from such sales is denominated in currencies other than the U.S. dollar, primarily the Euro, the Brazilian real, the British Pound, the Chinese renminbi and the Swedish Krona. Additionally, portions of our cost of net revenues and our other operating expenses are incurred by our international operations and denominated in local currencies, primarily the Euro, the Brazilian real, the British Pound, and the Swedish Krona. Our net revenues, cost of net revenues and operating expenses denominated in the Euro and the Swedish Krona have increased with the Point and Hypercom acquisitions. Fluctuations in the value of these net revenues, costs and expenses as measured in U.S. dollars have historically affected our results of operations, and adverse currency exchange rate fluctuations may have a material impact in the future. Further, changes in exchange rates that strengthen the U.S. dollar could increase the price of our U.S. dollar-denominated products in the local currencies of the foreign markets we serve, making our products relatively more expensive than products that are denominated in local currencies, which could lead to a reduction in our sales and profitability in those markets. For example, in recent periods, the U.S. dollar has strengthened, in some cases significantly, against certain major currencies in which we transact, such as the Euro, the Brazilian real, and the Argentina Peso, impacting negatively our results of operations. In addition, our balance sheet contains monetary assets and liabilities denominated in currencies other than the U.S. dollar, such as cash, intercompany balances, trade receivables and payables, and fluctuations in the exchange rates for these currencies could adversely affect our results of operations.

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

The percentage of our net revenues generated outside of the U.S. is significant and may increase over time. In particular, our acquisition of Point significantly increased our business in the Nordic regions and elsewhere in Northern Europe and our acquisition of Hypercom significantly increased our business in the EMEA region and Asia. Part of our strategy is to expand our penetration in existing foreign markets and to enter new foreign markets, particularly emerging markets where we expect to see growth in electronic payments and related services. Our ability to penetrate some international markets may be limited due to different technical standards, protocols or product requirements. For example, we have lost market share and business in China because we have not been able to provide products and solutions that meet the requirements of the Chinese market. Expansion of our international operations will require significant management attention and financial resources. Certain emerging markets, including those in the Middle East and Africa, may require longer lead times to develop distribution channels, may involve distribution channels with greater business and operational risk due to their relatively shorter operating histories, may be dependent upon the timing and success of local electronic payments initiatives and related infrastructure investments in such markets, as well as require additional time and effort to obtain product certifications and gain market acceptance for our products. Our international net revenues will depend on our success in a number of areas, including:

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

We are subject to foreign currency risk including that from economic and political instability which can lead to significant and unpredictable volatility in currency rates, including as a result of significant currency devaluations, which may negatively impact our net revenues, gross margins, results of operations and financial position. Although we engage in some hedging of our foreign currency exposures, we do not hedge all such exposures and our hedging arrangements may not always be effective. The uncertainty with respect to the ability of certain European countries to continue to service their sovereign debt obligations and the related European financial restructuring efforts may cause the value of the Euro to fluctuate. The current political situation in Ukraine, the sanctions imposed against Russia by certain European nations and the U.S., and Russia's response to these sanctions may further increase the economic uncertainty in the affected regions and lead to further fluctuation in the value of foreign currencies, such as the Euro and Russian ruble, used in these regions. See “A majority of our net revenues are generated outside the U.S.; accordingly, fluctuations in currency exchange rates may adversely affect our results of operations” and Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk--Foreign Currency Transaction Risk in this Annual Report on Form 10-K.

In addition, compliance with foreign and U.S. laws and regulations, including changes and additions to such laws and regulations, that are applicable to our international operations is complex and may increase our cost of doing business in international jurisdictions. Our international operations could expose us to fines and penalties if we fail to comply with these regulations. These laws and regulations include import and export requirements, trade restrictions and embargoes, exchange control regulations, data privacy requirements, labor laws, tax laws, anti-competition regulations, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials and other improper payments or inducements, such as the U.K. Bribery Act. Although we have implemented policies, procedures and training designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, distributors, suppliers and agents will not take actions in violation of our policies, particularly as we expand our operations through organic growth and acquisitions, including acquisitions of businesses that were not previously subject to and may not have familiarity with U.S. and other laws and regulations applicable to us or compliance policies similar to ours. For example, as described under the caption “Disclosures of Iranian Activities under Section 13(r) of the Securities Exchange Act of 1934” in Part I, Item 1, Business, of our Annual Report on Form 10-K filed with the SEC for the fiscal year ended October 31, 2013, in early 2013, we submitted a voluntary disclosure to the U.S. Department of Treasury's Office of Foreign Assets Control in connection with certain unauthorized activities by employees of one of our non-U.S. subsidiaries that involved potential violations of sanctions regulations. Any violations of sanctions or export control regulations or other laws could subject us to civil or criminal penalties, including the imposition of substantial fines and interest or prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, our brand, our international expansion efforts and our business, and negatively impact our operating results.

Our international operations tend to carry solutions with lower average selling prices, may be subject to greater downward pressure on prices in some markets and may be associated with higher costs and lower gross margins, which may promote volatility in our results of operations and may adversely impact future growth in our earnings.

Our international sales of system solutions tend to carry lower average selling prices and therefore have lower gross margins than our sales in the U.S. We also face increasing downward pressure on prices in certain international markets such as China, where competition from local low-cost and global competitors has increased significantly, Brazil, where competition has intensified, and India where we continue to work to expand our business. In these and certain other markets, some customers increasingly seek lower-cost solutions suited to their markets that may have similar, different, and in some cases, better features and functionality. In addition, the costs associated with international trade may be higher as a result of the importation costs, duties and trade requirements or other import or export control laws and regulations imposed by some jurisdictions where we do business. As a result, any improvement in our results of operations from our international expansion will likely not be as favorable or profitable as an expansion of similar magnitude in the U.S. In addition, we are unable to predict for any future period our proportion of net revenues that will result from international sales versus sales in the U.S. Variations in this proportion from period to period may lead to volatility in our results of operations and may adversely impact future growth in our earnings.

Macroeconomic conditions and economic volatility have in the past and could in future periods materially and adversely affect our business and results of operations.

Our operations and performance depend significantly on global and regional economic conditions. For example, the current continued and prolonged weak macro-economic conditions in Europe and in some euro zone countries have resulted in a slowdown, and in some cases deferrals, of orders by customers, which has adversely impacted our business, financial condition and results of operations. Similarly, the significant slowdown and volatility in the U.S. and international economy and financial markets which began in the latter half of 2008 resulted in reduced demand for our products and adversely affected our business, financial condition and results of operations. The lower-than-expected growth rates in certain emerging market economies in which we operate have also had an adverse effect on our results of operations in these regions. More recently, the decreases in oil prices have resulted in, and may continue to result in, decline in demand and overall weaker market conditions in countries heavily dependent on oil revenues, such as Russia, Venezuela, Mexico, and the Middle East. In particular, the slowdown and volatility in the global markets resulted in softer demand in the financial and retail sectors, pricing pressures and more conservative purchasing decisions by customers, including a tendency toward lower-priced products and lower volume of purchases. In some countries where we do business, the weakened economy has resulted in economic instability which has had negative effects, including a decrease in purchasing power due to currency devaluations. If these weak macro-economic conditions continue or if any economic recovery remains slow and fragile or is not sustained, our net revenues, business, financial condition and results of operations could be adversely impacted.

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

Sanctions against Russia, and Russia's response to those sanctions, including the imposition of sanctions by Russia, could materially adversely affect our business, results of operations and financial condition.

In March 2014, the Crimean region of Ukraine was annexed by Russia. In response, other nations, including the U.S., have imposed or are considering imposing, economic sanctions on Russia. Recently, concerns related to the political and military conditions in the region have prompted stringent restrictions by the U.S. and EU, and increasing levels of economic sanctions, targeting certain Russian companies in the finance, energy and defense industries and additional Russian nationals, as well as imposing restrictions on trading and access to capital markets. In response, Russia announced its own trading sanctions against nations that implemented or supported the anti-Russia sanctions, including the U.S. and some European Union nations. Russia has also recently announced potential sanctions against Turkey in response to a military incident between Turkey and Russia in November 2015. A portion of our net revenues are from Russia and its surrounding areas, including Ukraine and Turkey. Economic sanctions imposed by the U.S., the European Union, Russia, Turkey or the world community may result in serious economic challenges in Ukraine, Turkey, Russia and the surrounding areas, and imposition of trade restrictions may delay or prevent shipment of products to or services performed in those countries, which could have an adverse effect on our results of operations. In addition, to the extent it is more difficult for some of our customers to obtain financing or access U.S. dollar currency, due to restrictions on access to international capital markets as a result of the sanctions, our customers' ability to pay could be adversely affected, which could have a material adverse impact on our business, cash flows, results of operations and financial condition. Further, current and any future retaliatory measures by Russia in response to anti-Russia sanctions could adversely affect European and Middle East economic conditions, which could in turn affect our business in Europe, Turkey and elsewhere. Accordingly, sanctions against or by Russia and the responses to sanctions, including potential responses by Turkey to sanctions imposed by Russia, could have a material adverse effect on our business, results of operation and financial condition.

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

We have experienced, and may experience in the future, changes in our management team. In 2013, the Board appointed Mr. Paul Galant as our CEO and Mr. Marc E. Rothman as our new CFO. Further, during 2013, 2014 and 2015, we announced certain other sales, technology, marketing, human resources, and operations management changes. During this time of transition, our new executive leadership and our continuing executives have been designing and implementing changes to our strategic business plans, in order to better position the company for strategic growth and long-term profitability. In addition, we have initiated certain restructuring activities in accordance with our approved restructuring plans, reducing the number of employees and contractors in certain areas and reassigning certain employee duties, and consolidating excess facilities. Our management changes, changes to our strategic business plan, and restructuring activities, as well as the potential for additional changes or activities in the future, may introduce uncertainty regarding our business prospects and may result in disruption of our business and our customer relationships. In addition, these changes and measures could distract our employees, decrease employee morale, result in failure in meeting operational targets due to the loss of employees and make it more difficult to retain and hire new talent, increase our expenses in terms of severance payments and facility exit costs, both of which could be significant, expose us to increased risk of legal claims by terminated employees, and harm our reputation. These changes and activities could also increase the volatility of our stock price. If we are unable to mitigate these or other similar risks, our business, results of operations, and financial condition may be adversely affected.

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

If we inaccurately forecast demand for our products, we could end up with either excess or insufficient inventory to satisfy demand. This problem is exacerbated because our products are offered in a number of different configurations and with a variety of optional features, and we generally receive a significant volume of customer orders towards the end of each fiscal quarter which leaves us little room to adjust inventory mix to match demand, as discussed under “Timing for orders for our products and services can be back-end weighted within the fiscal quarter, which can make our net revenues difficult to predict and can negatively impact our business and results of operations.” During the transition from an existing product to a new replacement product, we must accurately predict the demand for the existing and the new product. Furthermore, introducing new products into our current markets or existing products into new markets involves the uncertainty of whether the market will adopt our product in the volumes and time frames that we anticipate or at all. Our inability to properly manage our inventory levels could lead to increased expenses associated with writing off excessive or obsolete inventory, additional shipping costs to meet immediate demand and a corresponding decline in gross margins, or lost sales. If we do not accurately predict demand, we could also incur increased expenses associated with binding commitments to certain third-party contract manufacturers and suppliers which would negatively impact our gross margins and operating results. For example, as of October 31, 2015, the amount of purchase commitments issued to contract manufacturers and component suppliers totaled approximately $178.4 million. Of this amount, $10.4 million has been recorded in Accruals and other current liabilities in our Consolidated Balance Sheets because these commitments are not expected to have future value to us. For additional information regarding our commitments to third-party manufacturers and suppliers, see Note 12, Commitments and Contingencies, in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q. During times of economic uncertainty, such as the global economic recession that continues to impact certain parts of Europe, it becomes more difficult to accurately forecast demand and manage our inventory levels. Deteriorating market conditions have in the past and can in future periods cause us to incur additional costs associated with excess and obsolete inventory, scrap, and excess inventory held by our contract manufacturers.

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

We depend upon third parties to manufacture our systems and to supply the components necessary to manufacture our products, and in some cases we are dependent upon sole source suppliers to manufacture our systems.

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

We performed our annual review for potential indicators of impairment during the fourth fiscal quarter of fiscal year 2015, and concluded that there was no indicator of impairment at October 31, 2015. We will continue to evaluate the carrying value of our goodwill and intangible assets. The process of evaluating the potential impairment of goodwill and intangible assets is subjective and requires significant judgment at many points during the analysis. Our evaluation of potential impairment of goodwill could be negatively affected by a variety of factors, including declines in our stock price, failure to meet our internal forecasts, and weakening of macroeconomic conditions or significant changes in management structure or business strategies. If we determine in the future that there is potential further impairment in any of our reporting units, we may be required to record additional charges to earnings, which could materially and adversely affect our financial results and could also materially and adversely affect our business. See Note 9, Goodwill and Purchased Intangible Assets, in the Notes to Consolidated Financial Statements and Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates -- Goodwill, of this Annual Report on Form 10-K for the fiscal year ended October 31, 2015 for additional information related to impairment of goodwill and intangible assets.

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

Terrorist attacks, war, and international political instability may disrupt our ability to generate net revenues. Such events may negatively affect our ability to maintain net revenues and to develop new business relationships. Because a substantial and growing part of our net revenues is derived from sales and services to customers outside of the U.S. and we have our electronic payment systems manufactured outside the U.S., terrorist attacks, war, and international political instability anywhere may decrease international demand for our products and inhibit customer development opportunities abroad, disrupt our supply chain, and impair our ability to deliver our electronic payment systems, which could materially and adversely affect our net revenues or results of operations. Economic and political instability, particularly in the Middle East or OPEC member countries, may also disrupt the production or supply of fuel which could increase our costs related to shipment and distribution of our products. Any of these events may also disrupt global financial markets and precipitate a decline in the price of our stock. See also "Sanctions against Russia, and Russia's response to those sanctions, including the imposition of sanctions by Russia, could materially adversely affect our business, results of operations and financial condition" and "We have operations in Israel and therefore our results of operations may be adversely affected by political or economic instability or military operations in or around Israel."

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

Our system solutions must meet industry standards imposed by payment systems standards setting organizations such as EMVCo LLC, credit card associations such as Visa, MasterCard, and other credit card associations and standard setting organizations such as PCI SSC, Intermec and the U.K. Cards Association and other local organizations. New standards are continually being adopted or proposed as a result of worldwide anti-fraud initiatives, encryption of cardholder data, the increasing need for system compatibility and technology developments such as wireless and wireline IP communication. Our solutions also must comply with government regulations, including those imposed by telecommunications authorities and independent standards groups worldwide regarding emissions, radiation, and connections with telecommunications and radio networks, as well as data privacy laws and regulations which regulate the collection, compilation, aggregation, sharing or use of consumer information. We cannot be sure that we will be able to design our solutions to comply with future standards or regulations on a timely basis, if at all. Compliance with these standards could increase the cost of developing or producing our solutions. New products designed to meet any new standards need to be introduced to the market and ordinarily need to be certified by the credit card associations and our customers and, in some cases, local certification bodies, before being purchased. These certification processes are costly and time consuming and increase the amount of time it takes to introduce new products and sell our products. Our business has been in the past and continues to be adversely affected by our failure to timely obtain local certifications in some markets for certain of our products. Moreover, certain uses of our products may subject us to additional regulations and licensing requirements. For example, use of our products in taxis requires additional licensing and may subject us to certain taxi business regulations in the various jurisdictions we operate in. Various aspects of our services business also are or may be subject to additional regulations and licensing requirements as we expand into new areas. Our business, net revenues and financial condition could be adversely affected if we cannot comply with new or existing industry standards, or obtain or retain necessary regulatory approval or certifications in a timely fashion, or if compliance results in increasing costs of our products. Selling products that are non-compliant may result in fines against us or our customers, which we may be liable to pay. In addition, even if our products are designed to be compliant, compliance with certain security standards is determined based on the merchant's or service provider's network environment in which our systems are installed and, therefore, is dependent upon a number of additional factors such as proper installation of the components of the environment including our systems, compliance of software and system components provided by other vendors, implementation of compliant security processes and business practices and adherence to such processes and practices. Our business and financial condition, as well as our reputation and market share, could be adversely affected if we do not comply with new or existing industry standards and regulations, or obtain or retain necessary regulatory approval or certifications in a timely fashion, or if compliance results in increasing costs of our products.

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

We are currently a party in several litigation proceedings. If any of these proceedings are resolved adversely to us, this could have a material adverse effect on our business, financial condition, results of operations or cash flows. For example, in connection with the restatement of our historical interim financial statements during fiscal year 2007, a number of securities class action complaints were filed against us and certain of our officers, and purported derivative actions were also filed against certain of our current and former directors and officers. As described in Part I, Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the fiscal year ended October 31, 2014, we settled with the plaintiffs in the securities class action case caption In re VeriFone Holdings, Inc. Securities Litigation for a total of $95.0 million. In fiscal year 2013, we recorded a total expense of $61.2 million for this securities class action, which represents the amount of the settlement that was not covered by insurance.

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

We have received, and have currently pending, third-party infringement claims and may receive additional notices of claims of infringement in the future. As we expand into other payment technologies and as competition in this area increases, it is possible that the rate at which third parties bring claims will increase. Infringement claims may cause us to incur significant costs in defending against those claims or to settle claims to avoid costly or protracted litigation even if we believe those claims are without merit. For example, in March 2008, Cardsoft, Inc. and Cardsoft (Assignment for the Benefit of Creditors), LLC commenced an infringement action against us and others in the Eastern District of Texas, Marshall Division. In June 2012, a jury issued a verdict against us and awarded Cardsoft infringement damages and royalties of $15.4 million, and the District Court subsequently confirmed the jury's verdict in its judgment against us and also granted Cardsoft pre-judgment interest, post-judgment interest and certain costs. Infringement claims are expensive and time consuming to defend against, regardless of the merits or ultimate outcome. Although we believe Cardsoft's claims are without merit and have received a favorable ruling on appeal, we have had to expend substantial time and funds to defend these claims over several years, and have had to divert R&D personnel time to complete a redesign of products following the jury's finding of infringement. Similar claims may result in additional protracted and costly litigation. There can be no assurance that we will prevail in any such actions or that any license required under any such patent or other intellectual property would be made available on commercially acceptable terms, if at all. An unfavorable outcome in any such litigation could result in a significant judgment of damages against us, which could materially and adversely impact our operating results, financial condition and cash flows. See Note 12, Commitments and Contingencies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

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

Our effective tax rate could be adversely affected by a number of factors, including shifts in the mix of pretax profits and losses by tax jurisdiction, loss or cessation of tax holidays or other tax benefits, our ability to generate tax credits, our ability to utilize net operating loss carryforwards, the tax impact of nondeductible compensation, and changes in accounting rules, tax laws and regulations, and related interpretations, in the jurisdictions in which we operate. The U.S., countries in the European Union and other countries where we do business have been considering changes in tax laws applicable to multinational corporations. These potential changes in tax laws could have an adverse effect on our effective tax rate.

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

Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carry-forwards and net operating losses. We evaluate the realizability of our deferred income tax assets and assess the need for a valuation allowance on an ongoing basis. In evaluating our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible and before our capital loss carry-forwards and net operating losses expire. Our assessment of the realizability of our deferred income tax assets requires significant judgment. If we fail to achieve our projections or if we need to lower our projections, we may not have sufficient evidence of our ability to realize our deferred tax assets, and we may need to increase our valuation allowance. For example, for the fiscal year ended October 31, 2013 we recorded a $245.0 million valuation allowance against a significant portion of our deferred tax assets, primarily in the U.S., because our three year cumulative U.S. pretax losses raised uncertainty about the likelihood of realization of those deferred tax assets. For further information regarding this valuation allowance, see Note 6, Income Taxes, in the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended October 31, 2015. There is no assurance that we will not record a valuation allowance in future periods against previously-booked deferred tax assets. Any increase in the valuation allowance would result in additional income tax expense which could have a material adverse effect on our results of operations and financial condition.

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

Our business could be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting.

The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management continually reviews the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weakness, in our internal control over financial reporting that may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in the price of our securities, or otherwise materially adversely affect our business, reputation, results of operations, financial condition or liquidity.

Risks Related to Our Capital Structure

Our secured credit facility contains restrictive and financial covenants. If we are unable to comply with these covenants, we will be in default. A default could result in the acceleration of our outstanding indebtedness, which would have an adverse effect on our business and stock price.

We have senior secured credit facilities pursuant to a credit agreement as described in Note 10, Financings, in the Notes to Consolidated Financial Statements to this Annual Report on Form 10-K, with outstanding loan balances of $814.0 million as of October 31, 2015.

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

See Note 10, Financings, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information regarding the 2011 Credit Agreement.

Our indebtedness and debt service obligations under our 2011 Credit Agreement are substantial and may adversely affect our cash flow, cash position, and stock price.

Our outstanding indebtedness and debt service obligations are substantial. As of October 31, 2015, we had total indebtedness outstanding of $814.0 million related to the 2011 Credit Agreement, payable in quarterly installments through July 8, 2021. Outstanding amounts may be subject to mandatory prepayment with the proceeds of certain asset sales and debt issuances and, for certain of the loan balances, from a portion of annual excess cash flows (as determined in the 2011 Credit Agreement) depending on our total net leverage ratio. See Note 10, Financings, in the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended October 31, 2015 for a schedule of the principal payments due under our financings.

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

Our stock price has fluctuated substantially since our initial public offering in 2005, for example, due to the announcement of our restatement of certain financial statements in December 2007, during the recent turmoil in the worldwide financial markets, and due to the announcement of our preliminary results for the first fiscal quarter of 2013. In addition to fluctuations related to company-specific factors, broad market and industry factors may adversely affect the market price of our stock, regardless of our actual operating performance. Factors that could cause fluctuations in our stock price may include, among other things:

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
None.

ITEM 2.    PROPERTIES

Our headquarters are located in San Jose, California. We have material warehouse and distribution facilities located in the U.S., Brazil, France, and Australia.

In the U.S., we maintain material sales and administrative offices and research facilities in Clearwater, Florida; Rocklin, California; Alpharetta, Georgia; and Long Island City, New York. Outside the U.S., we maintain material sales and administrative offices and research facilities in Brazil, France, the United Kingdom, Israel, India, Singapore, Sweden, New Zealand, Denmark, the Philippines, China, Finland, Taiwan, Norway, Germany, Australia, and Poland. In addition to these material locations, we also have smaller offices globally.

We own the office buildings at two of our locations, while the rest of our locations are leased. We are using substantially all of our currently available productive space to develop, store, market, sell, and distribute our products and services. We believe our facilities are in good operating condition, suitable for their respective uses, and adequate for our current needs.

Approximate Square Footage
Location
North America	538,710
Latin America	120,858
EMEA	568,663
Asia-Pacific	271,715
Total	1,499,946

ITEM 3.    LEGAL PROCEEDINGS

Information with respect to legal proceedings may be found in Note 12, Commitments and Contingencies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K, which section is incorporated herein by reference.

ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock has been quoted on the New York Stock Exchange ("NYSE") under the symbol PAY since April 29, 2005. Prior to that time, there was no public market for our stock.
The following table sets forth for the indicated periods, the high and low sale prices of our common stock.

	Fiscal Year 2015 Quarter Ended				Fiscal Year 2014 Quarter Ended
	Oct. 31 2015	Jul. 31 2015	Apr. 30 2015	Jan. 31 2015	Oct. 31 2014	Jul. 31 2014	Apr. 30 2014	Jan. 31 2014
High	$33.34	$38.93	$36.51	$38.38	$37.53	$37.19	$34.85	$29.96
Low	$26.20	$31.80	$31.38	$31.13	$29.16	$31.75	$27.77	$22.41
The closing sale price of our common stock on the NYSE was $28.68 and $30.14 on November 30, 2015 and October 31, 2015, respectively. As of November 30, 2015, there were 88 stockholders of record. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.
Dividend Policy
We have not declared or paid cash dividends on our capital stock since our common stock has been listed on the NYSE. We do not expect to pay any cash dividends for the foreseeable future. We currently intend to retain any future earnings to finance our operations, growth and stock repurchases, and to repay our debt. Any future determination to pay cash dividends will be at the discretion of our Board of Directors, and will be dependent on earnings, financial condition, operating results, capital requirements, any contractual restrictions, and other factors that our Board of Directors deems relevant. In addition, our amended and restated credit agreement contains limitations on the ability of our principal operating subsidiary, VeriFone, Inc., to declare and pay cash dividends. Because we conduct our business through our subsidiaries, as a practical matter these restrictions similarly limit our ability to pay dividends on our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended October 31, 2015 was as follows (in thousands, except number of shares and per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
August 1, 2015 to August 31, 2015:
Open market and privately negotiated purchases	—	—	—
September 1, 2015 to September 30, 2015:
Open market and privately negotiated purchases	882,385	$26.97	882,385
October 1, 2015 to October 31, 2015:
Open market and privately negotiated purchases	1,789,431	$29.50	1,789,431
Total	2,671,816	$28.66	2,671,816	$123,422

(1)
In September 2015, the Company’s Board of Directors authorized a program to repurchase up to $200.0 million of the Company's common stock, with no expiration from the date of authorization. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans. Under the Company's stock repurchase program, shares repurchased are recorded as an adjustment of par value and Accumulated Deficit. The timing and actual amount of the share repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities, including mergers and acquisitions, market conditions and other factors. We are not obligated to repurchase any specific number of shares under the program and the repurchase program may be modified, suspended, or discontinued at any time.

Securities Authorized for Issuance Under Equity Compensation Plans
Information with respect to Securities Authorized for Issuance Under Equity Compensation may be found in Item 12, Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters, of this Annual Report on Form 10-K, which section is incorporated herein by reference.

Performance Graph
The following graph and table compares the performance of an investment in our common stock over the period of November 1, 2010 through October 31, 2015, beginning with an investment at the closing market price on October 31, 2010, and thereafter, based on the closing price of our common stock on the market, with the S&P 500 Index and the S&P North American Technology Index ("SPGSTI"). The graph and table assume $100 was invested on the start date at the price indicated, and that dividends, if any, were reinvested on the date of payment without payment of any commissions. The performance shown in the graph and table represents past performance, and should not be considered an indication of future performance.

	October 31, 2010	October 31, 2011	October 31, 2012	October 31, 2013	October 31, 2014	October 31, 2015
VeriFone Systems, Inc.	$100.00	$124.77	$87.61	$66.98	$110.14	$89.09
S&P 500 Index	$100.00	$105.92	$119.34	$148.45	$170.55	$175.73
S&P North American Technology Index	$100.00	$106.71	$112.68	$143.16	$170.68	$192.44
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

	Years Ended October 31,
	2015 (1)(2)	2014 (1)(3)(4)	2013 (5)(6)	2012 (7)	2011 (8)
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenues	$2,000,457	$1,868,874	$1,702,221	$1,865,971	$1,303,866
Operating income (loss)	$106,991	$5,885	$(66,354)	$147,545	$105,710
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$79,097	$(38,130)	$(296,055)	$65,033	$282,404
Net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Basic	$0.69	$(0.34)	$(2.73)	$0.61	$3.06
Diluted	$0.68	$(0.34)	$(2.73)	$0.59	$2.92

	As of October 31,
	2015 (2)	2014 (4)(5)	2013 (6)	2012 (7)	2011 (8)
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$208,870	$250,187	$268,220	$454,072	$594,562
Total assets	$2,473,062	$2,681,514	$2,965,295	$3,444,638	$2,307,404
Current and long-term debt and capital leases	$799,329	$868,415	$1,011,756	$1,275,720	$481,062

(1)
In fiscal year 2015 and 2014 we recorded $8.8 million and $18.1 million restructuring charges, respectively, as part of cost optimization and corporate transformation initiatives. For further information, see Note 11, Restructurings, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

(2)
In fiscal year 2015 we recorded a $16.1 million tax benefit as a result of releasing a portion of our valuation allowance against certain non-U.S. foreign deferred tax assets. For further information, see Note 6, Income Taxes, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

(3)
In fiscal year 2014 we released a $19.9 million litigation loss contingency expense, plus estimated potential ongoing royalties and interest, related to a favorable ruling in a patent infringement litigation captioned Cardsoft, Inc. and Cardsoft (Assignment for the Benefit of Creditors), LLC v. VeriFone Holdings, Inc. et al. For further information, see Note 12, Commitments and Contingencies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

(4)
In fiscal year 2014 we made early payments against, and then amended and restated the 2011 Credit Agreement. As part of the amendment and restatement, amounts borrowed, together with cash on hand, were used to repay the $938.6 million outstanding balance on the credit agreement as well as the costs associated with the amendment and restatement. In connection with these transactions we expensed $4.1 million of debt amendment costs and accelerated $5.2 million of interest expense on previously capitalized debt issuance costs associated with extinguished debt. For further information, see Note 10, Financings, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

(5)
In fiscal year 2013 we recorded a $64.4 million litigation loss contingency expense primarily related to the then pending securities class action captioned, In re VeriFone Holdings, Inc. Securities Litigation, and the related Israel class action. In fiscal year 2014 we paid $61.2 million into an escrow account to fund the uninsured portion of the settlement in this securities class action. For further information, see Note 12, Commitments and Contingencies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

(6)
In fiscal year 2013 we recorded a $245.0 million valuation allowance against a significant portion of our deferred tax assets. For further information, see Note 6, Income Taxes, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

(7)
In fiscal year 2012 we entered into the 2011 Credit Agreement and borrowed $1.45 billion. The proceeds were used to acquire Point for $1.02 billion and, along with the available cash, pay off $496.0 million of prior debt.

(8)	In fiscal year 2011 we recorded a $210.5 million tax benefit as a result of recognizing a portion of our deferred tax assets in the United States.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section and other parts of this Annual Report on Form 10-K and certain information incorporated by reference herein contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as "may," "should, "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential," or "continue," the negative of such terms, or comparable terminology. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, and management's beliefs and assumptions, and do not reflect the potential impact of any mergers, acquisitions, or other business combinations or divestitures that have not been completed. Forward-looking statements are not guarantees of future performance, and our actual results may differ materially from the results expressed or implied in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Item 1A, Risk Factors, and elsewhere in this report, including our disclosures of Critical Accounting Policies and Estimates in Item 7, our disclosures in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, as well as in our Consolidated Financial Statements and accompanying notes included elsewhere in this Form 10-K. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform such statements to actual results or to changes in expectations. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Results of Operations:

•
Consolidated Results of Operations: An analysis and discussion of our financial results comparing our consolidated results of operations for the fiscal year ended October 31, 2015 to the fiscal year ended October 31, 2014, and the fiscal year ended October 31, 2014 to the fiscal year ended October 31, 2013.

•
Segment Results of Operations: An analysis and discussion of our financial results comparing the results of operations for each of our four reportable segments, North America, Latin America, EMEA, and Asia-Pacific, for the fiscal year ended October 31, 2015 to the fiscal year ended October 31, 2014, and the fiscal year ended October 31, 2014 to the fiscal year ended October 31, 2013.

Financial Outlook: A discussion of our expectations regarding certain trends that may affect our financial condition and results of operations.

Liquidity and Capital Resources: An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

Contractual Obligations and Off-Balance Sheet Arrangements: Disclosures related to our contractual obligations, contingent liabilities, commitments, and off-balance-sheet arrangements, as of October 31, 2015.

Critical Accounting Policies and Estimates: A discussion of the accounting policies and estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts, as well as recent accounting pronouncements that have had or are expected to have a material impact on our results of operations.

Overview

Our Business

We are a global leader in secure electronic payment solutions at the point of sale (“POS”). We provide expertise, solutions and services that add value at the POS and enable innovative forms of commerce. For over 30 years, we have been a leader in designing, manufacturing, marketing and supplying a broad range of innovative payment solutions and complementary services that enable secure electronic payment transactions and value-added services at the POS. We focus on delivering increasingly innovative POS payment capabilities, value-added services that increase merchant revenues and enhance the consumer experience and solutions that enrich the interaction between merchants and consumers. Key industries in which we operate include financial services, retail, petroleum, restaurant, hospitality, taxi, transportation, and healthcare.

We operate in four business segments: North America, Latin America, EMEA, and Asia-Pacific. Our North America segment includes our operations in the U.S. and Canada. Our Latin America segment includes our operations in South America, Central America, Mexico, and the Caribbean. Our EMEA segment includes our operations in Europe, Russia, the Middle East, and Africa. Our Asia-Pacific segment includes our operations in Australia, New Zealand, China, India, and throughout the rest of Greater Asia, including other Asia-Pacific Rim countries. We determine our operating segments based on the discrete financial information used by our Chief Executive Officer, who is our chief operating decision maker, to assess performance, allocate resources, and make decisions regarding VeriFone's operations. As a result of new Company leadership and related changes in the structure of our internal organization during July 2015, we realigned our operating segments in fiscal year 2015. All prior period amounts reported by segment have been reclassified to conform to the current presentation. Our Chief Executive Officer is evaluating using global product line financial information to manage the business in the future. If our Chief Executive Officer is provided different financial information to assess performance, allocate resources and make decisions regarding VeriFone's operations, we will reassess our operating segment presentation.

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

Our Sources of Revenue

Sales of our point of sale electronic payment devices and systems continue to be a significant source of revenues. These system solutions consist of point of sale electronic payment devices that run our unique operating systems, security and encryption software, and certified payment software, and that are designed to suit our clients' needs in a variety of environments, including traditional multilane and countertop implementations, self-service and unattended environments, in-vehicle and portable deployments, as well as mobile commerce. Our system solutions can securely process a wide range of payment types including signature and PIN-based debit cards, credit cards, NFC/contactless/radio frequency identification cards, or RFID cards, smart cards, pre-paid gift and other stored-value cards, electronic bill payment, signature capture and electronic benefits transfer, or EBT. Our unique architecture enables multiple value-added applications, including third-party applications, such as gift card and loyalty card programs, healthcare insurance eligibility, and time and attendance tracking, and allows these applications to reside on the same system without requiring recertification upon the addition of new applications. With our newest line of Verifone Engage payment solutions, we will be able to deliver richer media and more complex commerce enablement services on our payment terminals to our merchant clients. Security continues to be an important factor for our clients and we have experienced increasing demand for Europay, MasterCard and Visa, or "EMV", capable terminal solutions.

We continue to invest in developing a broad portfolio of service solutions complementary to our systems solutions and designed to meet a wide range of merchant and partner needs, including removing complexity from payments, increasing ease of use, adding value by enriching the consumer experience at the POS and helping our clients grow their businesses and strengthen their relationships with consumers. Services are an important part of our business and revenues, accounting for approximately 34.5% of our total net revenues in the fiscal year ended October 31, 2015. Our service offerings include our Payment-as-a-Service solutions, managed services and terminal management solutions, payment-enabled media, in-taxi payment solutions, security solutions, and other value-added services at the point of sale. We also offer a host of support services, including software development, installation and deployment, warranty, post-sale support, repairs, and training.

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

Significant Matters

Transformation Initiatives

During December 2013 we launched a transformation program that focuses on three initiatives: portfolio management, research and development re-engineering, and cost optimization. Savings from the cost optimization initiatives are being re-invested in the company as we focus on our future product road map and efforts to improve product quality and time-to-market. As part of this transformation program, our management has approved restructuring plans reducing headcount and consolidating facilities and data centers, that we expect to cost over $30.0 million.

Restructuring expense since these plans were approved total $27.5 million, of which $8.8 million was incurred during the fiscal year 2015. We expect to incur approximately $5.0 million of restructuring charges during fiscal year 2016 as a result of these plans. See Note 11, Restructurings, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for further information on these restructuring plans.

Stock Repurchase Program

In September 2015, our Board of Directors authorized a program to repurchase shares of our common stock with an aggregate value of up to $200.0 million, with no expiration from the date of authorization. During fiscal year ended 2015, we repurchased 2.7 million shares of our common stock on the open market at an average repurchased price of $28.66 per share, and as of October 31, 2015, there was approximately $123.4 million remaining available for stock repurchases.

Pursuant to this program, shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. The timing and actual amount of the share repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities, including mergers and acquisitions, market conditions and other factors. We are not obligated to repurchase any specific number of shares under the program and the repurchase program may be modified, suspended or discontinued at any time. See Purchases of Equity Securities by the Issuer and Affiliated Purchasers in Item 5 of this Annual Report on Form 10-K and Note 5, Stock Repurchase Program, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information regarding this stock repurchase program.

Business Combinations

During fiscal year 2015, we completed five business combinations for consideration totaling $29.6 million, including $22.1 million of cash paid on the acquisition dates, $5.7 million in future consideration and contingent consideration with a fair value of $1.8 million at the acquisition dates. During fiscal year 2014, we completed one business combination for contingent consideration with an $11.6 million fair value at the acquisition date. Each acquisition was accounted for using the acquisition method of accounting, and was included in our Results of Operations from the respective acquisition dates. These acquisitions were completed to augment our existing service offerings. Revenues from these acquisitions were not material.

During November 2015, we entered into an agreement to acquire InterCard AG, a leading Payment-as-a-Service provider in Germany, for consideration totaling 85.0 million Euro (approximately $92.4 million at the foreign exchange rate as of November 6, 2015). This acquisition will expand our Payment-as-a-Service solutions in Europe. We expect this transaction to close during the first quarter of fiscal year 2016. See Note 14, Subsequent Events, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information regarding the acquisition.

Financial Results Highlights

Overall

•	Our consolidated total net revenues for the fiscal year ended October 31, 2015 were $2.0 billion, compared to $1.9 billion for the fiscal year ended October 31, 2014, up 7.0% year over year.

•	Our consolidated total net revenues for the fiscal year ended October 31, 2015 reflected a $161.6 million unfavorable foreign currency impact compared to the fiscal year ended October 31, 2014.

•	Operating income for the fiscal year ended October 31, 2015 was $107.0 million compared to $5.9 million for the fiscal year ended October 31, 2014.

•	Net cash provided by operating activities for the fiscal year ended October 31, 2015 totaled $249.3 million.

Segment Revenues

The following chart summarizes our total net revenues by segment for the fiscal years 2015, 2014, and 2013 (in millions), as well as our System solutions and Services net revenues in each segment as a percentage of total net revenues for that segment in each period:

Consolidated Results of Operations

	Years Ended October 31,
	2015	% of Net revenues (1)	2014	% of Net revenues (1)	2013	% of Net revenues (1)
	(in thousands, except percentages)
Net revenues:
System solutions	$1,309,628	65.5%	$1,162,226	62.2%	$1,068,444	62.8%
Services	690,829	34.5%	706,648	37.8%	633,777	37.2%
Total net revenues	2,000,457	100.0%	1,868,874	100.0%	1,702,221	100.0%

Gross margin:
System solutions	535,812	40.9%	429,183	36.9%	373,185	34.9%
Services	290,171	42.0%	295,534	41.8%	272,004	42.9%
Total gross margin	825,983	41.3%	724,717	38.8%	645,189	37.9%

Operating expenses:
Research and development	201,630	10.1%	203,737	10.9%	173,318	10.2%
Sales and marketing	227,470	11.4%	217,453	11.6%	196,594	11.5%
General and administrative	206,187	10.3%	208,694	11.2%	181,100	10.6%
Litigation settlement and loss contingency expense (benefit)	1,213	0.1%	(8,632)	(0.5)%	64,371	3.8%
Amortization of purchased intangible assets	82,492	4.1%	97,580	5.2%	96,160	5.6%
Total operating expenses	718,992	35.9%	718,832	38.5%	711,543	41.8%
Operating income (loss)	106,991	5.3%	5,885	0.3%	(66,354)	(3.9)%
Interest expense, net	(31,455)	(1.6)%	(42,472)	(2.3)%	(44,344)	(2.6)%
Other income (expense), net	(2,588)	(0.1)%	(3,297)	(0.2)%	3,740	0.2%
Income (loss) before income taxes	72,948	3.6%	(39,884)	(2.1)%	(106,958)	(6.3)%
Income tax provision (benefit)	(7,409)	(0.4)%	(3,442)	(0.2)%	188,043	11.0%
Consolidated net income (loss)	$80,357	4.0%	$(36,442)	(1.9)%	$(295,001)	(17.3)%

(1) System solutions and Services gross margin as a percentage of total net revenues is computed as a percentage of the corresponding System solutions and Services net revenues.

Fiscal Year 2015 compared to Fiscal Year 2014

System solutions net revenues for the fiscal year ended October 31, 2015 were $1.31 billion, compared to $1.16 billion for the fiscal year ended October 31, 2014, up $147.4 million or 12.7%, primarily as a result of increased System solutions net revenues in our North America segment, driven by increased demand for EMV capable products and market share gains due to new product releases. These increases were partially offset by a decrease in System solutions net revenues in our Latin America, EMEA and Asia-Pacific segments due to unfavorable foreign currency impact, as well as continued pricing pressures and increased competition. During the fiscal year ended October 31, 2015, System solutions net revenues declined due to an $86.0 million unfavorable impact from foreign currency fluctuations. See further discussions under Segment Results of Operations below.

Services net revenues for the fiscal year ended October 31, 2015 were $690.8 million, compared to $706.6 million for the fiscal year ended October 31, 2014, down $15.8 million or 2.2%, due primarily to a $75.6 million unfavorable impact from foreign currency fluctuations, which was partially offset by increased Services net revenues associated with increased System solutions net revenues. Geographically, the change is primarily due to a decrease in EMEA and Latin America Services net revenues, which was partially offset by increases in Services net revenues in North America and Asia-Pacific. See further discussion under Segment Results of Operations below.

Total gross margin for the fiscal year ended October 31, 2015 was $826.0 million or 41.3% of total net revenues, compared to $724.7 million, or 38.8% of total net revenues, for the fiscal year ended October 31, 2014, up $101.3 million or 2.5 percentage points. Gross margin in dollars increased due primarily to the increase in North America total net revenues and cost reductions as a result of our transformation initiatives, partially offset by an unfavorable impact from foreign currency fluctuations in other geographies. Gross margin as a percentage of total net revenues increased due primarily to changes in product and geographic mix, offset by pricing pressures in Asia-Pacific and, to some extent, in EMEA. Our System solutions cost of net revenues is primarily denominated in U.S dollars.

Research and development for the fiscal year ended October 31, 2015 was $201.6 million compared to $203.7 million for the fiscal year ended October 31, 2014, down $2.1 million or 1.0%, due primarily to a $10.4 million reduction in personnel related costs as a result of our transformation initiatives, partially offset by a $7.2 million increase in outside contractor costs. Outside contractor costs increased due to our investment in additional specialized resources to focus on global platform development efforts and shortening our product development life-cycle and time to market.

Sales and marketing for the fiscal year ended October 31, 2015 was $227.5 million, compared to $217.5 million for the fiscal year ended October 31, 2014, up $10.0 million or 4.6%, due primarily to variable personnel related costs associated with increased revenue.

General and administrative for the fiscal year ended October 31, 2015 was $206.2 million compared to $208.7 million for the fiscal year ended October 31, 2014, down $2.5 million or 1.2%, due primarily to additional restructuring and debt amendment costs incurred during the fiscal year ended October 31, 2014 that did not recur.

Amortization of purchased intangible assets for the fiscal year ended October 31, 2015 was $82.5 million compared to $97.6 million for the fiscal year ended October 31, 2014, down $15.1 million or 15.5%, due primarily to the devaluation of Swedish krona, the Euro, and Danish krone against the U.S. dollar year over year.

Interest expense, net for the fiscal year ended October 31, 2015 was $31.5 million compared to $42.5 million for the fiscal year ended October 31, 2014, down $11.0 million or 25.9%, due primarily to lower loan balances and lower interest rates on our debt during the fiscal year ended October 31, 2015 and accelerated amortization of debt issuance costs as a result of the amendment and restatement of the 2011 Credit Agreement during the fiscal year ended October 31, 2014 that did not recur.

Income tax provision (benefit) for the fiscal year ended October 31, 2015 was a $7.4 million benefit, compared to a $3.4 million income tax benefit for the fiscal year ended October 31, 2014, a $4.0 million change. The income tax benefit for the fiscal year ended October 31, 2015 was due primarily to a change in our valuation allowance assessment against certain non-U.S. deferred tax assets offset by foreign taxes. The tax benefit for the fiscal year ended October 31, 2014 was primarily related to tax benefits from statutory tax rate changes in certain foreign countries, and decreases in prior year unrecognized tax benefits.

Fiscal Year 2014 compared to Fiscal Year 2013

System solutions net revenues for the fiscal year ended October 31, 2014 were $1.16 billion, compared to $1.07 billion for the fiscal year ended October 31, 2013, up $93.8 million or 8.8%, due to increases in all our segments primarily driven by timing of customer purchase decisions, technology refreshes by some of our large customers and government sponsored initiatives to expand cashless payments in some regions. System solutions net revenues increased by $37.0 million in our North America and Latin America segments, $20.5 million in EMEA, and $33.5 million in Asia-Pacific. See further discussion under Segment Results of Operations below.

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

Sales and marketing for the fiscal year ended October 31, 2014 was $217.5 million, compared to $196.6 million for the fiscal year ended October 31, 2013, up $20.9 million or 10.6%, primarily due to additional investment in resources associated with the expansion of our Services offerings into new geographies and enhanced client service. The increase includes restructuring expense totaling $4.7 million.

General and administrative for the fiscal year ended October 31, 2014 was $208.7 million compared to $181.1 million for the fiscal year ended October 31, 2013, up $27.6 million or 15.2%, primarily due to costs of our transformation initiatives. The increase includes $11.2 million of increased professional service fees, a $7.3 million increase in personnel related expenses, a $4.7 million of restructuring expense, and a $3.6 million increase in debt amendment costs.

Litigation settlement and loss contingency expense (benefit) for the fiscal year ended October 31, 2014 was a benefit of $8.6 million due to the $17.6 million litigation loss contingency benefit related to a favorable ruling in a patent infringement litigation captioned Cardsoft, Inc. and Cardsoft (Assignment for the Benefit of Creditors), LLC v. VeriFone Holdings, Inc. et al. during October 2014, which was partially offset by a $9.0 million accrual related to the settlement in the then pending action captioned, Creative Mobile Technologies, LLC v. VeriFone Systems, Inc. et al. during April 2014. Litigation settlement and loss contingency expense for the fiscal year ended October 31, 2013 was $64.4 million primarily due to the net accruals related to the then pending securities class action captioned, In re VeriFone Holdings, Inc. Securities Litigation, and the related Israel class action. See Note 12, Commitments and Contingencies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for disclosures related to our legal proceedings.

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

Other income (expense), net for the fiscal year ended October 31, 2014 was a net other expense of $3.3 million compared to a net other income of $3.7 million for the fiscal year ended October 31, 2013, a change of $7.0 million. The Other expense, net, incurred during the fiscal year ended October 31, 2014 is primarily related to accruals associated with certain Brazilian federal tax assessments that we enrolled in the Brazilian Federal Tax Amnesty Program during December 2013. See further discussion in Note 12, Commitments and Contingencies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. The Other income, net, during the fiscal year ended October 31, 2013 is primarily related to the gain on the divestiture of certain assets and business operations related to our SAIL mobile payment product.

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

Segment Results of Operations

Net revenues and operating income of each segment reflect net revenues and expenses that are directly attributable to that segment. Net revenues and expenses not allocated to segment net revenues and segment operating income include amortization of purchased intangible assets, fair value decrease (step-down) in deferred revenue at acquisition, corporate inventory reserves, asset impairments, restructuring expenses, stock-based compensation, litigation settlement and loss contingency expense (benefit), as well as other corporate research and development, sales and marketing, and general and administrative expenses not directly attributable to a segment.

North America Net Revenues and Operating Income

Our North America segment includes our operations in the U.S. and Canada. North America customers are diverse, and include traditional and specialty merchants, financial institutions, payment processors, and distributors, among others. North America net revenues are heavily impacted by regulatory restrictions and the timing of customer purchase decisions. Customer decisions to adopt new technology are influenced by factors such as the timing or expected timing of new standards and regulations, new product releases and certifications of those products, and increased competition. In addition, the timing of purchasing decisions and size of orders from customers can significantly impact North America net revenues from period to period. For example, our net revenues can increase in periods when larger financial institutions or tier 1 retailers undertake an upgrade or other change, and decrease in periods when such projects are completed. Our business transactions in North America are denominated predominately in U.S. dollars.

	Years Ended October 31,
	2015	% of Net revenues	2014	% of Net revenues	2013	% of Net revenues
	(in thousands, except percentages)
Net revenues:
System solutions	$546,860	69.1%	$309,099	58.7%	$290,510	58.7%
Services	244,904	30.9%	217,077	41.3%	204,634	41.3%
Total net revenues	$791,764	100.0%	$526,176	100.0%	$495,144	100.0%
Operating income	$290,934	36.7%	$157,689	30.0%	$152,875	30.9%

Fiscal Year 2015 compared to Fiscal Year 2014

System solutions net revenues for the fiscal year ended October 31, 2015 were $546.9 million, compared to $309.1 million for the fiscal year ended October 31, 2014, up $237.8 million or 76.9%. System solutions net revenues increased by $176.9 million primarily as a result of more purchases by several of our large customers as they rolled out new terminals with EMV capabilities, as well as increasing adoption of these products by small and medium businesses. In addition, system solutions net revenues increased by $57.8 million, due primarily to existing customers upgrading to other new products and increased share in the petroleum market.

Services net revenues for the fiscal year ended October 31, 2015 were $244.9 million compared to $217.1 million for the fiscal year ended October 31, 2014, up $27.8 million or 12.8%, due primarily to a $14.4 million increase from our taxi and media solutions businesses. The remaining increase is primarily attributable to increases in security solutions offerings and deployment related services associated with increased System solutions net revenues.

Operating income for the fiscal year ended October 31, 2015 was $290.9 million or 36.7% of total net revenues, compared to $157.7 million or 30.0% of total net revenues for the fiscal year ended October 31, 2014, up $133.2 million or 6.7 percentage points. Operating income in dollars increased due primarily to the increase in total net revenues, with operating expenses remaining relatively comparable year over year. Operating income as a percentage of total net revenues increased due primarily to changes in customer mix and growth in sales of higher margin newer products during the fiscal year ended October 31, 2015, as well as the benefit of relatively comparable operating expenses.

Fiscal Year 2014 compared to Fiscal Year 2013

System solutions net revenues for the fiscal year ended October 31, 2014 were $309.1 million compared to $290.5 million for the fiscal year ended October 31, 2013, up $18.6 million or 6.4%. System solutions net revenues in North America increased primarily because some of our large customers and new customers rolled out next generation terminals with EMV capabilities in late fiscal year 2014. Systems solutions net revenues were negatively impacted by continued pricing pressures in the region.

Services net revenues for the fiscal year ended October 31, 2014 were $217.1 million compared to $204.6 million for the fiscal year ended October 31, 2013, up $12.5 million or 6.1%, primarily due to an increase from our taxi solutions business as a result of a larger installed base and increased transaction volumes.

Operating income for the fiscal year ended October 31, 2014 was $157.7 million or 30.0% of total net revenues, compared to $152.9 million or 30.9% of total net revenues for the fiscal year ended October 31, 2013, up $4.8 million and down 0.9 percentage points, primarily due to the increase in total net revenues.

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

	Years Ended October 31,
	2015	% of Net revenues	2014	% of Net revenues	2013	% of Net revenues
	(in thousands, except percentages)
Net revenues:
System solutions	$378,410	54.3%	$401,176	53.0%	$380,667	54.0%
Services	318,743	45.7%	355,365	47.0%	323,990	46.0%
Total net revenues	$697,153	100.0%	$756,541	100.0%	$704,657	100.0%
Operating income	$191,412	27.5%	$208,294	27.5%	$188,443	26.7%

Fiscal Year 2015 compared to Fiscal Year 2014

System solutions net revenues for the fiscal year ended October 31, 2015 were $378.4 million, compared to $401.2 million for the fiscal year ended October 31, 2014, down $22.8 million or 5.7%, due primarily to a $36.8 million unfavorable foreign currency impact related to the devaluation of the Euro, British pound, and Swedish krona against the U.S. dollar year over year.

Geographically, System solutions net revenues decreased $42.0 million in Russia due to a significant decrease in demand as a result of ongoing economic weakness and the devaluation of the Russian ruble against the U.S. dollar. The decrease was partially offset by a $19.2 million increase in the rest of EMEA despite the foreign currency headwinds. This increase in the rest of EMEA was due primarily to more purchases by retail customers, banking customers, and some of our large distributors mainly as a result of increased demand by their customers who were upgrading to new products or expanding their terminal base.

Services net revenues for the fiscal year ended October 31, 2015 were $318.7 million compared to $355.4 million for the fiscal year ended October 31, 2014, down $36.7 million or 10.3%, due primarily to unfavorable foreign currency impact related to the devaluation of the Euro, Swedish krona, and Norwegian krone against the U.S. dollar year over year.

Operating income for the fiscal year ended October 31, 2015 was $191.4 million or 27.5% of total net revenues, compared to $208.3 million or 27.5% of total net revenues, for the fiscal year ended October 31, 2014, down $16.9 million. Operating income in dollars decreased due primarily to the decrease in total net revenues. Operating income as a percentage of total net revenues remained relatively comparable year over year, as the decrease in operating income due to unfavorable impact from foreign currency fluctuations was offset by favorable impact from the decrease in operating expenses as a result of our transformation initiatives.

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

Latin America Net Revenues and Operating Income

Our Latin America segment includes our operations in South America, Central America, Mexico, and the Caribbean. Latin America customers include payment processors, financial institutions, and distributors, among others. Latin America net revenues are dependent upon a limited number of customers and regulatory restrictions. Net revenues in this segment are primarily influenced by factors such as foreign currency fluctuations, macroeconomic and political conditions, standards and regulations, and the timing of our new product releases and certifications of those products, competition, and the timing of customer orders. In particular, the timing of purchasing decisions and size of orders from customers, as well as increasing competitive pressures, can significantly impact Latin America net revenues from period to period. For example, our net revenues can increase in periods when large customers undertake an upgrade or other change, and decrease in periods when such projects are completed. Our business transactions in Latin America are denominated predominately in Brazilian reais and U.S. dollars.

	Years Ended October 31,
	2015	% of Net revenues	2014	% of Net revenues	2013	% of Net revenues
	(in thousands, except percentages)
Net revenues:
System solutions	$223,760	81.2%	$258,578	80.1%	$240,191	80.3%
Services	51,946	18.8%	64,409	19.9%	58,926	19.7%
Total net revenues	$275,706	100.0%	$322,987	100.0%	$299,117	100.0%
Operating income	$55,294	20.1%	$61,388	19.0%	$66,324	22.2%

Fiscal Year 2015 compared to Fiscal Year 2014

System solutions net revenues for the fiscal year ended October 31, 2015 were $223.8 million, compared to $258.6 million for the fiscal year ended October 31, 2014, down $34.8 million or 13.5%. System solutions net revenues decreased by $49.6 million in Brazil during the fiscal year ended October 31, 2015, primarily as a result of a $29.4 million unfavorable foreign currency impact due to a decrease in the value of the Brazilian real as compared to the U.S. dollar year over year. The remaining decreases in Brazil System solutions net revenues were due to continued competition and pricing pressures, economic weakness, as well as the timing of purchase decisions by large customers, which were influenced by the timing of ongoing tender processes and the availability of our products having the functionality required for those tenders. This decrease was offset by a $14.8 million increase in System solutions net revenue in the rest of Latin America due primarily to the timing of purchase decisions by some of our customers in those geographies.

Services net revenues for the fiscal year ended October 31, 2015 were $51.9 million compared to $64.4 million for the fiscal year ended October 31, 2014, down $12.5 million or 19.4%, due primarily to a $14.4 million unfavorable impact from foreign currency fluctuations.

Operating income for the fiscal year ended October 31, 2015 was $55.3 million or 20.1% of total net revenues, compared to $61.4 million or 19.0% of total net revenues, for the fiscal year ended October 31, 2014, down $6.1 million and up 1.1 percentage points. Operating income in dollars decreased due primarily to the decrease in total net revenues, with operating expenses remaining relatively comparable year over year. Operating income as a percentage of total net revenues increased due primarily to changes in customer mix.

Fiscal Year 2014 compared to Fiscal Year 2013

System solutions net revenues for the fiscal year ended October 31, 2014 were $258.6 million compared to $240.2 million for the fiscal year ended October 31, 2013, up $18.4 million or 7.7%. System solutions net revenues experienced a $39.0 million increase in Brazil and a $20.6 million increase in the rest of Latin America, due to the timing of purchase decisions by our customers, which were primarily driven by the timing of technology refreshes and continued growth in that market. Latin America System solutions net revenues also experienced a $21.0 million unfavorable foreign currency impact, primarily due to a decrease in the value of the Brazilian real as compared to the U.S. dollar year over year.

Services net revenues for the fiscal year ended October 31, 2014 were $64.4 million compared to $58.9 million for the fiscal year ended October 31, 2013, up $5.5 million or 9.3%, primarily due to increased transaction volumes of terminals replaced for customers.

Operating income for the fiscal year ended October 31, 2014 was $61.4 million or 19.0% of total net revenues, compared to $66.3 million or 22.2% of total net revenues for the fiscal year ended October 31, 2013, down $4.9 million or 3.2 percentage points, primarily due to changes in product and customer mix as well as pricing pressures throughout the region.

Asia-Pacific Net Revenues and Operating Income

Our Asia-Pacific segment consists of our operations in Australia, New Zealand, China, India, and throughout the rest of Greater Asia, including other Asia-Pacific Rim countries. Our Asia-Pacific customers are comprised primarily of financial institutions, distributors, and individual merchants. Our Asia-Pacific business is relatively concentrated in terms of customer base and, as a result, our net revenues may vary significantly from period to period. Asia-Pacific net revenues are impacted by standards and regulations, the timing of our new product releases and certifications of those products in the various regulatory environments, as well as increasing competitive pressure, particularly in some markets, such as China, India, and the rest of Greater Asia, where competing vendors are offering terminals at substantially lower prices. Asia-Pacific business transactions are denominated predominately in U.S. dollars, Australian dollars, and Chinese renminbi.

	Years Ended October 31,
	2015	% of Net revenues	2014	% of Net revenues	2013	% of Net revenues
	(in thousands, except percentages)
Net revenues:
System solutions	$160,599	67.8%	$193,373	72.9%	$159,902	76.0%
Services	76,228	32.2%	71,911	27.1%	50,431	24.0%
Total net revenues	$236,827	100.0%	$265,284	100.0%	$210,333	100.0%
Operating income	$35,769	15.1%	$57,151	21.5%	$38,569	18.3%

Fiscal Year 2015 compared to Fiscal Year 2014

System solutions net revenues for the fiscal year ended October 31, 2015 were $160.6 million, compared to $193.4 million for the fiscal year ended October 31, 2014, down $32.8 million or 17.0%. System solutions net revenues decreased in China by $24.9 million due primarily to lower demand as increased competitive forces are driving customers to base their purchase decisions primarily on price, and we have not yet released a lower cost suite of products that provides a choice of offerings to meet customer preferences in that market. System solutions net revenues also decreased in the rest of Greater Asia by $27.9 million due to timing of purchase decisions by some of our large customers and increased competitive pressure. These decreases were partially offset by a $20.0 million increase in System solutions net revenues due to increased demand in Australia and India as some of our large banking customers upgraded and expanded the terminal base at their merchant customers.

Asia-Pacific System solutions net revenues for the fiscal year ended October 31, 2015 reflect a $13.0 million unfavorable foreign currency impact compared to the fiscal year ended October 31, 2014, primarily related to the devaluation of the Australian Dollar against the U.S. dollar year over year.

Services net revenues for the fiscal year ended October 31, 2015 were $76.2 million compared to $71.9 million for the fiscal year ended October 31, 2014, up $4.3 million or 6.0%, due primarily to growth in our services offerings in the region, which were partially offset by a $10.5 million unfavorable impact from foreign currency fluctuations.

Operating income for the fiscal year ended October 31, 2015 was $35.8 million or 15.1% of total net revenues, compared to $57.2 million or 21.5% of total net revenues for the fiscal year ended October 31, 2014, down $21.4 million or 6.4 percentage points. Operating income in dollars decreased due primarily to the decrease in total net revenues. Operating income as a percentage of total net revenues decreased due primarily to changes in customer mix as well as pricing pressure during the fiscal year ended October 31, 2015.

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

Financial Outlook

We expect the timing and amount of overall revenue growth to continue to be impacted by factors such as macroeconomic conditions, the timing of new product releases and certifications, the timing of our customers' technology refresh cycles, increased competition and pricing pressures, changes in distribution and distributor inventory levels, and continued uncertain political conditions in certain markets.

As a result of our global customer base, we expect that our net revenues will continue to be impacted by macroeconomic conditions such as foreign currency fluctuations, economic sanctions and other trade restrictions, and changing global oil prices, particularly in certain markets such as Argentina, Russia, the Middle East, and Africa. We expect that continued uncertain political conditions in certain markets will have a negative impact on our ability to do business or operate at a desired level.

We expect the timing of new product releases to continue to have a significant impact on our net revenues. Net revenues can vary significantly when larger customers or distributors cancel or delay orders due to changes in regulatory and industry standards, budget considerations, product feature availability, dual vendor sourcing requirements, technology refresh cycles, economic conditions or other concerns that impact their business or purchasing decisions. Also, demand for electronic payment systems may eventually reach a saturation point, at which time customers might slow or end expansion projects. We expect to generate additional net revenues in the U.S. related to the continued adoption of EMV standards in the future, particularly by small and medium businesses, and increased desire for mobile payment devices, although the timing of any related revenues will depend on the timing of decisions by merchants. We expect growth in emerging markets as economic conditions improve and those markets make efforts to modernize to cashless payment systems.

We expect that the markets in which we conduct our business will remain highly competitive, characterized by changing technologies, evolving industry standards and government regulations that may favor one product or technology over others, and increased demand for new functionality, premium services, mobility, and security. In particular, we expect that there will be continued demand for lower priced products in certain emerging markets, such as China and India. We expect the pricing pressures and/or aggressive pricing by competitors may have significant impact on our net revenues in the future. Market disruptions caused by new technologies, the entry of new competitors, mobile order and pay, the presence of strong local competition, consolidations among our customers and competitors, changes in regulatory requirements, timing of electronic payments initiatives that create demand for our products in emerging markets, new technology entrants, and other factors, can introduce volatility into our business.

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

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance working capital, pay for contractual commitments, service our debt, and make capital expenditures and investments. As of October 31, 2015, our primary sources of liquidity were $208.9 million of cash and cash equivalents, as well as amounts available to us under the revolving loan that is part of our 2011 Credit Agreement.

Cash and cash equivalents as of October 31, 2015 included $151.3 million held by our foreign subsidiaries. If we decide to distribute or use the cash and cash equivalents held by our foreign subsidiaries outside those foreign jurisdictions, including a distribution to the U.S., we may be subject to additional taxes or costs, or face regulatory restrictions on the amount of cash that can be distributed out of some countries.

We also held $7.0 million in restricted cash as of October 31, 2015, which was mainly comprised of pledged deposits.

As of October 31, 2015, our outstanding borrowings consisted of a $562.5 million term A loan, $197.5 million term B loan and $54.0 million drawn against a revolving loan commitment. In addition, $446.0 million was available for draw on the revolving loan commitment, subject to covenant requirements. See Note 10, Financings, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information regarding our borrowings. We were in compliance with all financial covenants under our credit agreement as of October 31, 2015.

On January 8, 2015, we entered into a number of interest rate swap agreements to effectively convert $500.0 million of the term A loan from a floating rate to a 1.20% fixed rate plus applicable margin commencing April 1, 2015. The principal amount under the term A loan covered by these interest rate swap agreements will decrease to $450.0 million from April 1, 2017 through August 31, 2017, and $400.0 million from September 1, 2017 through March 31, 2018. See Note 8, Financial Instruments, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information regarding the swap agreements.

In September 2015, our Board of Directors authorized a program to repurchase shares of our common stock with an aggregate value of up to $200.0 million, with no expiration from the date of authorization. During fiscal year 2015 we repurchased 2.7 million shares of our common stock on the open market with an average repurchase price of $28.66 per share, and as of October 31, 2015, there was approximately $123.4 million remaining available for stock repurchases. The timing and actual amount of the share repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities, including mergers and acquisitions, market conditions and other factors. We are not obligated to repurchase any specific number of shares under the program and the repurchase program may be modified, suspended or discontinued at any time.

As part of our cost optimization and corporate transformation initiatives, which began in December 2013, during fiscal year 2014 and 2015 we approved restructuring plans under which we made cash payments totaling $10.2 million during the fiscal year ended October 31, 2015. We expect to make additional cash payments totaling approximately $10.0 million under these plans in fiscal year 2016, and may approve additional restructuring plans as our transformation initiatives continue.

Our future capital requirements may vary significantly from prior periods as well as from those capital requirements we have currently planned. These requirements will depend on a number of factors, including operating factors such as our terms and payment experience with customers, the timing of annual recurring billings in some markets, the resolution of any legal proceedings against us or settlement of litigation in an amount in excess of our insurance coverage, costs related to acquisitions, restructuring expenses, stock repurchases and investments we may make in infrastructure, product or market development, or to expand our revenue generating asset base as well as timing and availability of financing. Based upon our current level of operations, we believe that we have the financial resources to meet our business requirements for the next year, including capital expenditures, working capital requirements, future strategic investments, including the acquisition of InterCard AG during Q1 FY-16, and debt servicing costs, stock repurchases and to maintain compliance with our financial covenants.

Bank Guarantees

We have issued bank guarantees with maturities ranging from two months to six years to certain of our customers and vendors as required in some countries to support certain performance obligations under our service or other agreements with those parties. As of October 31, 2015, the maximum amount that may become payable under these guarantees was $11.3 million, of which $1.4 million was collateralized by restricted cash deposits.

Letters of Credit

We provide standby letters of credit in the ordinary course of business to third parties as required. As of October 31, 2015, the maximum amounts that may become payable under these letters of credit was $3.7 million, of which $1.0 million was collateralized by restricted cash deposits.

Statement of Cash Flows

The net increase (decrease) in cash and cash equivalents are summarized in the following table (in thousands):

	Years Ended October 31,
	2015	Change	2014	Change	2013
Net cash provided by (used in):
Operating activities	$249,287	$50,220	$199,067	$(37,403)	$236,470
Investing activities	(128,449)	(50,556)	(77,893)	66,837	(144,730)
Financing activities	(133,558)	(5,487)	(128,071)	149,361	(277,432)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(28,597)	(17,461)	(11,136)	(10,976)	(160)
Net increase (decrease) in cash and cash equivalents	$(41,317)	$(23,284)	$(18,033)	$167,819	$(185,852)

Fiscal Year 2015 vs. Fiscal Year 2014

Operating Activities

Net cash provided by operating activities for the fiscal year ended October 31, 2015 was $249.3 million, up $50.2 million from$199.1 million in cash provided during the fiscal year ended October 31, 2014. Net cash provided by operating activities before changes in operating assets and liabilities increased $56.4 million in the fiscal year ended October 31, 2015 compared to the fiscal year ended October 31, 2014 due primarily to increased total net revenues, partially offset by decreased depreciation and amortization expense, net. This increased cash was partially used for operating assets and liabilities.

During the fiscal year ended October 31, 2015, we used $25.9 million additional cash for inventory and $27.1 million for prepaid expenses and other assets. Additionally, the increases in total net revenues resulted in a $45.9 million increase in cash used for accounts receivable. These reductions in operating cash flows were offset by $106.2 million decreased spending for other current and long-term liabilities due primarily to payment of $61.2 million as settlement for the securities class action litigation in fiscal year ended October 31, 2014 that did not recur during the fiscal year ended October 31, 2015.

Investing Activities

Net cash used in investing activities for the fiscal year ended October 31, 2015 was $128.4 million, compared to $77.9 million for the fiscal year ended October 31, 2014, up $50.6 million, due primarily to $22.1 million in payments for acquisition of businesses and increased capital expenditures of $21.5 million during the fiscal year ended October 31, 2015 as we invested in additional revenue generating assets to support our services businesses.

Financing Activities

Net cash used in financing activities for the fiscal year ended October 31, 2015 was $133.6 million, compared to $128.1 million of cash used for the fiscal year ended October 31, 2014, up $5.5 million, due primarily to stock repurchases totaling $70.1 million and a $22.1 million decrease in proceeds from employee stock option exercises, which were partially offset by an $88.1 million decrease in net payments with respect to our credit agreements as we made less borrowings and repayments during the fiscal year ended October 31, 2015.

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

Contractual Obligations

The following table summarizes our contractual obligations as of October 31, 2015 (in thousands):

	Years Ended October 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Amended and restated 2011 credit agreement (1)	$59,976	$81,581	$80,191	$477,801	$8,633	$194,063	$902,245
Capital lease obligations and other loans	60	37	37	37	37	301	509
Operating leases (2)	45,443	39,514	23,288	21,065	16,480	14,939	160,729
Brazilian federal tax amnesty obligations	308	—	—	—	—	85	393
Minimum purchase obligations	178,437	—	—	—	—	—	178,437
Total	$284,224	$121,132	$103,516	$498,903	$25,150	$209,388	$1,242,313

(1)
Contractual obligations for the amended and restated 2011 credit agreement include interest calculated using the rate in effect as of October 31, 2015 applied to the expected outstanding debt balance considering the minimum principal payments due each year.

(2)
Operating leases include $89.4 million of minimum contractual obligations on leases for our taxi solutions business where payments are based upon the number of operational taxicabs with our advertising displays as of October 31, 2015.

As of October 31, 2015, the amount payable for unrecognized tax benefits was $35.9 million, including accrued interest and penalties, none of which is expected to be paid within one year. This amount is included in Other long-term liabilities in our Consolidated Balance Sheets as of October 31, 2015. We are unable to make a reasonably reliable estimate as to when cash settlement with the applicable taxing authorities may occur; therefore, such amounts are not included in the above contractual obligations table.

We expect that we will be able to fund our remaining obligations and commitments with future cash flows from our ongoing operations, and our $208.9 million of cash and cash equivalents held as of October 31, 2015. To the extent we are unable to fund these obligations and commitments with existing cash and cash flows from operations, we can draw upon amounts available under our amended and restated credit agreement or future debt or equity financings.

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

During December 2014 the Internal Revenue Service issued a Notice of Proposed Adjustment indicating the denial of our worthless stock deduction, related to the insolvency of one of our UK subsidiaries, recorded on our 2010 tax return. Additionally, during the fourth quarter of fiscal 2014, the Israel Tax Authority issued a tax assessment for 2008 or 2009 claiming there was a business restructuring that resulted in a transfer of some functions, assets and risks from Israel to the U.S. parent company treated as an equity sale. We are appealing the tax assessment and believe the Israel Tax Authority’s assessment position is without merit. If these matters are litigated and the Internal Revenue Service or Israel Tax Authority are able to successfully sustain their positions, our results of operations and financial condition could be materially and adversely affected. See further discussion in Note 6, Income Taxes, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

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

Long-Lived Assets

We make judgments about the recoverability of long-lived assets, including fixed assets and purchased finite-lived intangible assets whenever events or changes in circumstances indicate that an impairment may exist. Each period we evaluate the estimated remaining useful lives of long-lived assets and whether events or changes in circumstances warrant a revision to the remaining periods of depreciation or amortization. If circumstances arise that indicate an impairment may exist, we use an estimate of the undiscounted value of expected future operating cash flows to determine whether the long-lived assets are impaired. If the aggregate undiscounted cash flows are less than the carrying amount of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying amount of the assets over the fair value of such assets, with the fair value generally determined using the DCF method. Application of the DCF method for long-lived assets requires judgment and market participant assumptions related to the amount and timing of future expected cash flows, terminal value growth rates, and appropriate discount rates. Different judgments or assumptions could result in materially different fair value estimates.

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

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements may be found in Note 1, Principles of Consolidation and Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K, which section is incorporated herein by reference. We do not expect the pronouncements adopted during fiscal year 2015 to have a material impact on our consolidated financial position or results of operations in future periods. We are currently evaluating the impact that adoption of ASU 2014-09, Revenue from Contracts with Customers, will have on our future consolidated financial position and results of operations.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. These exposures may change over time as business practices evolve, and could have a material adverse impact on our financial results.

Interest Rate Risk

We are exposed to interest rate risk related to our borrowings. These borrowings generally bear interest based upon the one-month LIBOR rate. As of October 31, 2015, a 100 basis point increase in interest rates on our borrowings subject to variable interest rate fluctuations would increase our interest expense by approximately $6.2 million annually.

We have outstanding a number of interest rate swap agreements to effectively convert $500.0 million of the term A loan from a floating rate to a 1.20% fixed rate plus applicable margin. The interest rate swaps qualify for hedge accounting treatment as cash flow hedges and are effective through March 31, 2018. The principal amount under the term A loan covered by the new interest rate swap agreements will decrease to $450.0 million from April 1, 2017 through August 31, 2017, and $400.0 million from September 1, 2017 through March 31, 2018.

We generally hold most of our cash in non-interest bearing bank accounts. However, some of the funds are placed in overnight and short-term instruments, which would earn more interest income if market interest rates rise and less interest income if market interest rates fall.

Foreign Currency Transaction Risk

Customers outside the U.S. account for a substantial majority of our sales. A substantial portion of the net revenues we generate from international sales is denominated in currencies other than the U.S. dollar, particularly the Euro, Brazilian real, Swedish krona, Australian dollar, and British pound. Additionally, portions of our cost of net revenues and operating expenses are incurred by our international operations and are denominated in currencies other than the U.S. dollar. For consolidated reporting, net revenues and expenses denominated in currencies other than the U.S. dollar, which we refer to as Income Statement Exposures, are translated to the U.S. dollar at average currency exchange rates for the period. Thus, even if foreign operating results were stable, fluctuating currency rates may produce volatile reported results. We have from time to time made efforts to mitigate Income Statement Exposures by hedging with currency derivatives. As of October 31, 2015 and 2014, we had no derivatives related to Income Statement Exposures that were designated as cash flow hedges. We may in the future use foreign exchange forward contracts or other derivatives to hedge Income Statement Exposures, depending upon the risks of the exposures, the costs of hedging, and other considerations. However, hedges of Income Statement Exposures will only mitigate a portion of our risk and only for a short period.

The balance sheets of our subsidiaries may have monetary assets and liabilities denominated in currencies other than the primary currency of such business, which we refer to as Balance Sheet Exposures. For example, Balance Sheet Exposures would include Canadian dollar receivables held in a subsidiary where the Canadian dollar is not the primary currency, such as our U.S. business, or U.S. dollar payables held by our U.K. subsidiary. As exchange rates fluctuate, Balance Sheet Exposures generate foreign currency transaction gains and losses, which are included in Other income (expense), net in our Consolidated Statements of Operations. Most Balance Sheet Exposures will settle in a currency other than the functional currency in the foreseeable future or convert from a foreign currency to a local currency in the foreseeable future, at which time the impact of rate fluctuations will be realized and we will receive or dispense more or less cash than the value originally recorded. We refer to such exposures as Near-Term Balance Sheet Exposures. Some Balance Sheet Exposures may not be settled in the foreseeable future in management's estimation and thus the cash impact of their currency gains or losses is not expected to be realized in the foreseeable future.

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

Our outstanding foreign exchange forward contracts as of October 31, 2015 are presented in the table below (in thousands). The fair market value of the contracts represents the difference between the spot currency rate at October 31, 2015 and the contracted rate. All of these forward contracts mature within 30 days of October 31, 2015.

	Currency	Local Currency Contract Amount	Currency	Contracted Amount	Fair Market Value at October 31, 2015
Contracts to (buy) sell non-USD currencies:
Argentine peso	ARS	(110,000)	USD	10,466	$(195)
Australian dollar	AUD	(25,000)	USD	17,809	(26)
Brazilian real	BRL	(8,000)	USD	2,026	(21)
British Pound	GBP	(14,000)	USD	21,453	(6)
Canadian dollar	CAD	(13,000)	USD	9,874	(35)
Chinese renminbi	CNY	15,000	USD	(2,349)	(2)
Danish krone	DKK	(102,000)	USD	15,150	8
Euro	EUR	(61,000)	USD	67,544	1
Indian rupee	INR	150,000	USD	(2,289)	11
Mexican peso	MXN	(80,000)	USD	4,838	(15)
New Zealand dollar	NZD	(36,000)	USD	24,158	27
Polish zloty	PLN	(10,000)	USD	2,580	—
South African rand	ZAR	(40,000)	USD	2,935	(4)
South Korean won	KRW	(3,000,000)	USD	2,639	(11)
Swedish Krona	SEK	215,000	USD	(25,581)	(48)
Turkish Lira	TRY	(23,000)	USD	7,877	(6)
Total fair market value					$(322)

As of October 31, 2015, our Balance Sheet Exposures amounted to $272.3 million. These Balance Sheet Exposures were partially offset by foreign exchange forward contracts with a notional amount of $219.6 million. Based on our net exposures as of October 31, 2015, a 10% fluctuation in currency exchange rates would result in a gain or loss of approximately $5.1 million.

As of October 31, 2015, we had one Balance Sheet Exposure not expected to be paid in the near term, an Israeli shekel payable equivalent to $46.1 million. Excluding this exposure from the Israeli subsidiary's net liability exposure of $43.7 million results in a $2.4 million net asset position. Deducting the $41.3 million absolute value difference from our total Balance Sheet Exposures of $272.3 million results in a total Near-Term Balance Sheet Exposure of $231.0 million. A 10% movement in currency exchange rates would result in a gain or loss of approximately $1.0 million that we would expect to be realized in the foreseeable future.

Our efforts to mitigate the risk of foreign currency fluctuations in our Balance Sheet Exposures through the use of foreign exchange forward contracts may not always be effective in protecting us against currency exchange rate fluctuations, particularly in the event of imprecise forecasts of non-functional currency denominated assets and liabilities. In addition, at times we have not fully offset our Balance Sheet Exposures for reasons such as the high cost of hedging certain currencies, leaving us at risk for foreign exchange gains and losses on amounts not offset by forward contracts. Furthermore, historically we have not consistently hedged our Income Statement Exposures. Accordingly, if there were an adverse movement in exchange rates, we might suffer significant losses.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of VeriFone Systems, Inc.

We have audited the accompanying consolidated balance sheets of VeriFone Systems, Inc. as of October 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the three years in the period ended October 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VeriFone Systems, Inc. at October 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VeriFone Systems, Inc.'s internal control over financial reporting as of October 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 18, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California
December 18, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of VeriFone Systems, Inc.
We have audited VeriFone Systems, Inc.'s internal control over financial reporting as of October 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). VeriFone Systems, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, VeriFone Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VeriFone Systems, Inc. as of October 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the three years in the period ended October 31, 2015 and our report dated December 18, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California
December 18, 2015

VERIFONE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended October 31,
	2015	2014	2013
	(In thousands, except per share data)
Net revenues:
System solutions	$1,309,628	$1,162,226	$1,068,444
Services	690,829	706,648	633,777
Total net revenues	2,000,457	1,868,874	1,702,221
Cost of net revenues:
System solutions	773,816	733,043	695,259
Services	400,658	411,114	361,773
Total cost of net revenues	1,174,474	1,144,157	1,057,032
Total gross margin	825,983	724,717	645,189
Operating expenses:
Research and development	201,630	203,737	173,318
Sales and marketing	227,470	217,453	196,594
General and administrative	206,187	208,694	181,100
Litigation settlement and loss contingency expense (benefit)	1,213	(8,632)	64,371
Amortization of purchased intangible assets	82,492	97,580	96,160
Total operating expenses	718,992	718,832	711,543
Operating income (loss)	106,991	5,885	(66,354)
Interest expense, net	(31,455)	(42,472)	(44,344)
Other income (expense), net	(2,588)	(3,297)	3,740
Income (loss) before income taxes	72,948	(39,884)	(106,958)
Income tax provision (benefit)	(7,409)	(3,442)	188,043
Consolidated net income (loss)	80,357	(36,442)	(295,001)
Net income attributable to noncontrolling interests	(1,260)	(1,688)	(1,054)
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$79,097	$(38,130)	$(296,055)
Net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Basic	$0.69	$(0.34)	$(2.73)
Diluted	$0.68	$(0.34)	$(2.73)
Weighted average number of shares used in computing net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Basic	114,044	111,586	108,609
Diluted	115,934	111,586	108,609

The accompanying notes are an integral part of these consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended October 31,
	2015	2014	2013
	(In thousands)
Consolidated net income (loss)	$80,357	$(36,442)	$(295,001)

Other comprehensive income (loss):
Foreign currency translation adjustments	(183,895)	(121,068)	46,358
Unrealized gain (loss) on derivatives designated as cash flow hedges
Change in unrealized gain (loss) on derivatives designated as cash flow hedges, net of tax	(7,830)	4,088	2,618
Amounts reclassified from Accumulated other comprehensive income (loss), net of tax	4,141	(2,794)	(1,958)
Net change in unrealized gain (loss) on derivatives designated as cash flow hedges	(3,689)	1,294	660
Net change in other	93	97	219
Other comprehensive income (loss)	(187,491)	(119,677)	47,237
Total comprehensive loss	(107,134)	(156,119)	(247,764)
Less: net income attributable to noncontrolling interests	(1,260)	(1,688)	(1,054)
Comprehensive loss attributable to VeriFone Systems, Inc. stockholders	$(108,394)	$(157,807)	$(248,818)

The accompanying notes are an integral part of these consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	October 31,
	2015	2014
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$208,870	$250,187
Accounts receivable, net of allowances of $8,752 and $9,880, respectively	361,988	305,500
Inventories	129,716	124,275
Prepaid expenses and other current assets	81,690	78,427
Total current assets	782,264	758,389
Fixed assets, net	190,965	177,753
Purchased intangible assets, net	317,517	457,595
Goodwill	1,084,031	1,185,892
Long-term deferred tax assets, net	35,896	51,265
Other long-term assets	62,389	50,620
Total assets	$2,473,062	$2,681,514

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$189,354	$161,226
Accruals and other current liabilities	229,900	206,572
Deferred revenue, net	82,899	92,075
Short-term debt	39,088	31,792
Total current liabilities	541,241	491,665
Long-term deferred revenue, net	55,322	50,968
Long-term deferred tax liabilities, net	102,921	130,494
Long-term debt	760,241	836,623
Other long-term liabilities	78,896	101,092
Total liabilities	1,538,621	1,610,842
Commitments and contingencies
Redeemable noncontrolling interest in subsidiary	—	774
Stockholders’ equity:
Preferred stock: $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 112,684 and 113,314 shares issued and outstanding as of October 31, 2015 and 2014, respectively	1,125	1,133
Additional paid-in capital	1,726,416	1,675,695
Accumulated deficit	(535,716)	(538,208)
Accumulated other comprehensive loss	(292,321)	(104,830)
Total VeriFone Systems, Inc. stockholders’ equity	899,504	1,033,790
Noncontrolling interests in subsidiaries	34,937	36,108
Total equity	934,441	1,069,898
Total liabilities and equity	$2,473,062	$2,681,514
The accompanying notes are an integral part of these consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock Voting		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling interest in subsidiaries	Total Equity
	Shares	Amount
		(In thousands)
Balance as of October 31, 2012	108,074	$1,081	$1,543,127	$(204,023)	$(32,390)	$1,307,795	$36,821	$1,344,616
Issuance of common stock, net of issuance costs	2,230	22	11,103	—	—	11,125	—	11,125
Tax payments related to restricted stock units	—	—	(3,823)	—	—	(3,823)	—	(3,823)
Treasury shares retired	(144)	(1)	—	—	—	(1)	—	(1)
Stock-based compensation expense	—	—	48,851	—	—	48,851	—	48,851
Tax effects of stock-based compensation	—	—	(523)	—	—	(523)	—	(523)
Dividends paid to noncontrolling interests shareholders	—	—	—	—	—	—	(1,690)	(1,690)
Total comprehensive income (loss)	—	—	—	(296,055)	47,237	(248,818)	1,324	(247,494)
Balance as of October 31, 2013	110,160	1,102	1,598,735	(500,078)	14,847	1,114,606	36,455	1,151,061
Issuance of common stock, net of issuance costs	3,154	31	35,722	—	—	35,753	—	35,753
Tax payments related to restricted stock units	—	—	(12,907)	—	—	(12,907)	—	(12,907)
Stock-based compensation expense	—	—	53,897	—	—	53,897	—	53,897
Tax effects of stock-based compensation	—	—	248	—	—	248	—	248
Dividends paid to noncontrolling interests shareholders	—	—	—	—	—	—	(1,854)	(1,854)
Total comprehensive income (loss)	—	—	—	(38,130)	(119,677)	(157,807)	1,507	(156,300)
Balance as of October 31, 2014	113,314	1,133	1,675,695	(538,208)	(104,830)	1,033,790	36,108	1,069,898
Issuance of common stock, net of issuance costs	1,828	19	12,885	—	—	12,904	—	12,904
Tax payments related to restricted stock units	—	—	(4,571)	—	—	(4,571)	—	(4,571)
Stock-based compensation expense	—	—	42,253	—	—	42,253	—	42,253
Tax effects of stock-based compensation	—	—	(268)	—	—	(268)	—	(268)
Stock repurchases	(2,458)	(27)	—	(76,605)	—	(76,632)	—	(76,632)
Adjustment on redemption of noncontrolling interest	—	—	422	—	—	422	—	422
Dividends paid to noncontrolling interests shareholders	—	—	—	—	—	—	(2,412)	(2,412)
Total comprehensive income (loss)	—	—	—	79,097	(187,491)	(108,394)	1,241	(107,153)
Balance as of October 31, 2015	112,684	$1,125	$1,726,416	$(535,716)	$(292,321)	$899,504	$34,937	$934,441

The accompanying notes are an integral part of these consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities
Consolidated net income (loss)	$80,357	$(36,442)	$(295,001)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization, net	169,400	213,641	207,798
Stock-based compensation expense	42,253	53,897	48,851
Deferred income taxes, net	(31,574)	(37,975)	142,904
Write-off of debt issuance cost upon extinguishment	—	7,153	—
Other	13,050	16,811	5,107
Net cash provided by operating activities before changes in operating assets and liabilities	273,486	217,085	109,659
Changes in operating assets and liabilities:
Accounts receivable, net	(75,432)	(29,518)	84,299
Inventories	(16,415)	9,454	26,784
Prepaid expenses and other assets	(16,934)	10,154	(8,462)
Accounts payable	41,206	47,389	(77,004)
Deferred revenue, net	12,707	20,042	22
Other current and long-term liabilities	30,669	(75,539)	101,172
Net change in operating assets and liabilities	(24,199)	(18,018)	126,811
Net cash provided by operating activities	249,287	199,067	236,470
Cash flows from investing activities
Capital expenditures	(106,492)	(85,011)	(77,535)
Acquisition of businesses, net of cash and cash equivalents acquired	(22,072)	—	(75,908)
Other investing activities, net	115	7,118	8,713
Net cash used in investing activities	(128,449)	(77,893)	(144,730)
Cash flows from financing activities
Proceeds from debt, net of issuance costs	125,000	1,099,434	123,174
Repayments of debt	(198,289)	(1,260,794)	(399,043)
Proceeds from issuance of common stock through employee equity incentive plans	13,269	35,384	11,126
Payments of acquisition-related contingent consideration	(739)	(524)	(10,999)
Stock repurchases	(70,134)	—	—
Other financing activities, net	(2,665)	(1,571)	(1,690)
Net cash used in financing activities	(133,558)	(128,071)	(277,432)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(28,597)	(11,136)	(160)
Net decrease in cash and cash equivalents	(41,317)	(18,033)	(185,852)
Cash and cash equivalents, beginning of period	250,187	268,220	454,072
Cash and cash equivalents, end of period	$208,870	$250,187	$268,220
Supplemental disclosures of cash flow information
Cash paid for interest	$27,301	$32,253	$37,383
Cash paid for income taxes	$20,529	$27,333	$26,454

The accompanying notes are an integral part of these consolidated financial statements.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Principles of Consolidation and Summary of Significant Accounting Policies

Business Description

We are a leading global provider of secure electronic payment solutions at the point of sale. We provide expertise, solutions, and services that add value at the point of sale. We focus on delivering value to our customers at the point of sale where merchant and consumer requirements drive increasingly innovative point of sale payment capabilities, value-added services that increase merchant revenues, and consumer experience solutions that enrich the interaction between merchant and consumers. Today we are an industry leader in multi-application payment systems deployments. Key industries in which we operate include financial services, retail, petroleum, restaurant, hospitality, taxi, transportation, and healthcare.

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

Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of VeriFone Systems, Inc. ("VeriFone") and our wholly-owned and majority-owned subsidiaries. Amounts pertaining to the noncontrolling ownership interests held by third parties in the operating results and financial position of our majority-owned subsidiaries are reported as noncontrolling interests. All intercompany accounts and transactions have been eliminated. The Consolidated Financial Statements also include the results of companies acquired by us from the date of each acquisition.

We have four operating segments: North America, Latin America, EMEA, and Asia-Pacific. Our North America segment is defined as our operations in the U.S. and Canada. Our Latin America segment is defined as our operations in South America, Central America, Mexico, and the Caribbean. Our EMEA segment is defined as our operations in Europe, Russia, the Middle East, and Africa. Our Asia-Pacific segment is defined as our operations in Australia, New Zealand, China, India, and throughout the rest of Greater Asia, including other Asia-Pacific Rim countries. Our reportable segments are the same as our operating segments. We determine our operating segments based on the discrete financial information used by our Chief Executive Officer, who is our chief operating decision maker, to assess performance, allocate resources, and make decisions regarding VeriFone's operations. As a result of new Company leadership and related changes in the structure of our internal organization, during July 2015 we realigned our operating segments in fiscal year 2015. All prior period amounts reported by segment have been reclassified to conform to the current presentation. Our Chief Executive Officer is evaluating using global product line financial information to manage the business in the future. If our Chief Executive Officer is provided different financial information to assess performance, allocate resources and make decisions regarding VeriFone's operations, we will reassess our operating segment presentation.

Certain prior period amounts reported in our Consolidated Financial Statements and notes thereto have been reclassified to conform to the current period presentation, with no impact on previously reported operating results or financial position. For example, as a result of adopting new accounting pronouncements, we have reclassified debt issuance costs, as well as deferred tax assets and liabilities, in our Consolidated Balance Sheet as of October 31, 2014.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Significant Accounting Policies

Foreign Currency

We determine the functional currency for VeriFone and our subsidiaries by reviewing the currencies in which their respective operating activities occur. For our subsidiaries whose functional currencies are not the U.S. Dollar, we generally translate assets and liabilities using exchange rates in effect as of the applicable balance sheet dates. Revenue and expenses for these subsidiaries are translated using average rates which approximate those in effect during the period. Foreign currency translation gains and losses are included in stockholders' equity as a component of Accumulated other comprehensive loss in our Consolidated Balance Sheets.

Monetary assets and liabilities denominated in currencies other than the functional currency of that subsidiary are remeasured to the functional currency using exchange rates in effect as of the applicable balance sheet dates, and nonmonetary assets and liabilities are remeasured using historical rates. Gains and losses from these remeasurements are recorded as Other income (expense), net in our Consolidated Statements of Operations.

Revenue Recognition

System solutions net revenues include net revenues from the sale of products and associated perpetual software licenses and accessories. Services net revenues include net revenues from services such as our "All-in-One" payment services, installation, customer support, repair services related to our System solutions, transaction processing, custom software development, and extended warranties, as well as from advertising in and on taxis and displays at petroleum dispensers, and leases of our products.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

TPE is determined based on the prices charged by our competitors for a similar deliverable when sold separately to similarly situated customers. As our products and services contain a significant level of differentiation compared to our competitors' products, comparable prices are generally not available.

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

In multiple element arrangements that include software, we first evaluate if a tangible product includes software. If a tangible product includes software and if both the tangible product and software components function together to deliver the tangible product's essential functionality, then we will treat the entire product as a non-software element. If the arrangement is deemed to have a software element, we first allocate the total arrangement consideration between the software group of elements as a whole and the non-software elements as a whole based on their relative selling prices, and then to the elements within those groups based on the applicable guidance.

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

Software development costs for internal use software are subject to capitalization during the application development stage, beginning when a project, that will result in additional functionality, is approved and ending when the software is put into productive use. Capitalized internal use software costs are amortized on a straight-line basis over the estimated life of the software, generally three to six years, commencing when the respective software is put into productive use.

Amortization related to capitalized software development costs totaled $5.5 million, $4.6 million, and $3.3 million for the fiscal years ended October 31, 2015, 2014, and 2013, respectively. Unamortized capitalized software development costs totaled $35.5 million and $23.3 million as of October 31, 2015 and 2014, respectively, and are recorded as a component of Other long-term assets in our Consolidated Balance Sheets.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We have established valuation allowances on U.S. deferred tax assets and certain non-U.S. deferred tax assets because realization of these tax benefits through future taxable income is not more likely than not as of October 31, 2015 and 2014. We intend to maintain the valuation allowances until sufficient positive evidence exists to support the reversal of the valuation allowances. An increase in the valuation allowance would result in additional tax expense in such period. We make estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from the estimates, the amount of the valuation allowance could be materially impacted.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowance for doubtful accounts

An allowance for doubtful accounts is established with respect to those amounts that we determine to be doubtful of collection using specific identification of doubtful accounts and an aging of receivables analysis based on invoice due dates. Actual collection losses may differ materially from management's estimates. Uncollectible receivables are written off against the allowance for doubtful accounts when all efforts to collect them have been exhausted. Accounts receivable payment terms are generally between net 30 to 60 days, unless special payment terms are arranged.

Inventories

Inventories are stated at the lower of standard cost and net realizable value. We compute inventory cost using standard costs, primarily on a FIFO method. Standard costs approximate actual costs, including materials, manufacturing costs, in-bound freight costs, and inbound-related supply chain costs. We regularly monitor inventory quantities on hand and committed orders with contract manufacturers, and record write-downs for excess and obsolete inventories based primarily on the shipment history and our estimated forecast of product demand. Such write-downs establish a new cost basis of accounting for the related inventory.

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

Fair Value Measurements

Our financial assets and liabilities consist principally of cash, accounts receivable, accounts payable, debt, foreign exchange forward contracts, interest rate swaps, and contingent consideration payable. We measure and record certain of our financial assets and liabilities at fair value on a recurring basis. The estimated fair values of cash, accounts receivable, and accounts payable approximate their carrying value. The estimated fair value of our debt approximates the carrying value because the interest rate on such debt adjusts to market rates on a periodic basis. Foreign exchange forward contracts, interest rate swaps, and contingent consideration payable are recorded at estimated fair value.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Our derivative financial instruments consist primarily of foreign exchange forward contracts, which we use to hedge certain existing and anticipated foreign currency denominated transactions, and interest rate swaps, which we use to hedge a portion of the variability in cash flows related to our interest payments. We recognize the estimated fair value of our outstanding derivative financial instruments on our Consolidated Balance Sheets at the end of each reporting period as either assets or liabilities. Foreign exchange forward contracts generally mature within 90 days of inception. The interest rate swaps will mature on March 31, 2018.

Gains and losses arising from the effective portion of derivative financial instruments that are designated as cash flow hedges are recorded in Accumulated other comprehensive income (loss), and are subsequently reclassified into earnings in the period or periods during which the underlying transactions affect earnings. Gains and losses on derivative financial instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in Other income (expense), net or Interest expense, net, respectively.

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

Derivative financial instruments that are not designated as hedging instruments predominantly consist of foreign exchange forward contracts used to hedge foreign currency-denominated inter-company receivables and payables exposures arising from product sales and loans from one of our entities to another. Gains and losses arising from changes in the fair values of derivative financial instruments that are not designated as hedging instruments are recognized in Other income (expense), net.

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

Revenue generating assets are comprised of tangible assets that we have placed at third party locations for the purpose of generating revenues, such as in taxi cabs, at gas stations, and at merchant locations, under rental or service based arrangements. Revenue generating assets are stated at cost, net of accumulated depreciation, and are generally depreciated on a straight-line basis over the estimated useful lives of the assets, generally five years. Payments to acquire revenue generating assets are included in Capital expenditures within cash flows from investing activities on our Consolidated Statements of Cash Flows.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In order to assess the reasonableness of the calculated fair values of its reporting units, we compare the sum of the reporting units' fair values to our market capitalization and calculate an implied control premium (the excess of the sum of the reporting units' fair values over the market capitalization). We evaluate the reasonableness of the premium over market capitalization by first quantifying certain controlling market participants' synergies included in the income approach. We then supplement this step by comparing the implied premiums for each reporting unit to the premiums implied by recent comparable transactions. If the implied control premium is not reasonable in light of these recent transactions, we will reevaluate our fair value estimates of the reporting units by adjusting the discount rates or other assumptions.

If the carrying amount of a reporting unit is in excess of its fair value, an impairment may exist, and we must perform the second step of the impairment analysis to measure the amount of the impairment loss, by allocating the reporting unit's fair value to its assets and liabilities other than goodwill, comparing the carrying amount of the goodwill to the resulting implied fair value of the goodwill, and recording an impairment charge for any excess.

Debt Issuance Costs and Original Issue Discounts

Costs incurred in connection with the issuance of new debt are generally capitalized and amounts paid in connection with the modification of existing debt are generally expensed as incurred. Capitalizable debt issuance costs paid to third parties and original issue discounts paid to creditors, net of amortization, are offset against the associated Short-term and Long-term debt on our Consolidated Balance Sheets.

Amortization expense on capitalized debt issuance costs and original issue discounts related to loans with fixed payment terms is calculated using the effective interest method over the term of the associated loans. Amortization expense on capitalized debt issuance costs and original issue discounts related to revolving loans are calculated using the straight-line method over the term of the revolving loan commitment. Amortization expense is recorded in Interest expense, net in our Consolidated Statements of Operations. When debt is extinguished prior to the maturity date, any remaining associated debt issuance costs or original issue discounts are expensed to Interest expense, net in our Consolidated Statements of Operations.

Business Combinations

In a business combination, we recognize separately from goodwill the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to adjustment. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If we determine that a pre-acquisition non-income tax related contingency is probable in nature and estimable as of the acquisition date, we record our best estimate for such contingency as a part of the preliminary purchase price allocation. We often continue to gather related information and evaluate our pre-acquisition contingencies throughout the measurement period and if we make changes to the amounts recorded or if we identify additional pre-acquisition contingencies during the measurement period, such amounts will be recorded in the period in which they are identified.

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

Concentrations of Credit Risk

Cash is placed on deposit in major financial institutions around the world. Some of these deposits may be in excess of insured limits. We believe that the financial institutions that hold our cash are financially sound and, accordingly, minimal credit risk exists with respect to these balances.

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

Our accounts receivable are derived from sales to a large number of direct customers, resellers, and distributors globally. We perform ongoing evaluations of our customers' financial condition and limit the amount of credit extended when deemed necessary, but generally require no collateral. As of October 31, 2015 and 2014 no single customer accounted for more than 10% of our total Accounts receivable, net. For fiscal years 2015, 2014, and 2013 no single customer accounted for more than 10% of our total Net revenues.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

During July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 provides presentation requirements for unrecognized tax benefits when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists and would likely be settled as a reduction of such tax attributes. We adopted ASU 2013-11 effective November 1, 2014 prospectively. Adoption resulted in a $24.2 million reduction of Deferred tax assets and Other long-term liabilities in our Consolidated Balance Sheets at November 1, 2014, because the payable amount of unrecognized tax benefits is presented net against Deferred tax assets. Adoption had no impact on our results of operations.

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

During April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs and during August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We early adopted ASU 2015-03 effective October 31, 2015 retrospectively. Adoption resulted in a $0.3 million decrease in Prepaid expenses and other current assets with a corresponding decrease in Short-term debt in our Consolidated Balance Sheets at both October 31, 2015 and October 2014, and a $11.1 million and $14.4 million decrease in Other long-term assets with a corresponding decrease in Long-term debt in our Consolidated Balance Sheets at October 31, 2015 and October 31, 2014, respectively. Adoption had no impact on our results of operations.

During July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which simplifies the measurement of inventory by measuring inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. We early adopted ASU 2015-11 effective August 1, 2015 prospectively. Adoption had no impact on our results of operations.

During September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which requires that an acquirer recognize and disclose adjustments to provisional amounts that are identified during an acquisition measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. We early adopted ASU 2015-16 effective October 31, 2015. Adoption had no impact on our consolidated financial position, or results of operations.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. ASU 2015-17 provides presentation requirements to classify deferred tax assets and liabilities as noncurrent in a classified statement of financial position. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. We early adopted ASU 2015-17 effective October 31, 2015, retrospectively. Adoption resulted in a $16.7 million and $26.8 million decrease in Prepaid expenses and other current assets, a $2.6 million and $0.4 million decrease in Other current liabilities, a $2.9 million and $20.9 million increase in Long-term deferred tax assets, net, and a $11.2 million and $5.6 million decrease in Long-term deferred tax liabilities, net in our Consolidated Balance Sheets at October 31, 2015 and October 31, 2014, respectively. Adoption had no impact on our results of operations.

Note 2. Business Combinations

Fiscal Year 2015 Acquisitions

In fiscal year 2015, we completed five business combinations for consideration totaling $29.6 million, including $22.1 million of cash paid on acquisition date, $5.7 million in future consideration and contingent consideration with a fair value of $1.8 million at the acquisition dates. Each acquisition was accounted for using the acquisition method of accounting. These acquisitions were completed to augment our existing service offerings. Purchased intangible assets totaled $9.0 million related to developed and core technology, $2.8 million related to customer relationships, and $0.5 million related to other intangible assets. Goodwill from these acquisitions totaled $16.6 million and was substantially assigned to our North America reportable segment. Goodwill totaling $5.1 million will be deductible for income tax purposes.

Fiscal Year 2014 Acquisitions

In fiscal year 2014, we completed one business combination for contingent consideration with an $11.6 million fair value at the acquisition date. This acquisition was completed to augment our existing media service offerings. Purchased intangible assets, which principally related to customer relationships, totaled $4.8 million. Goodwill related to this acquisition totaled $6.8 million, was assigned to our North America reportable segment, and was deductible for income tax purposes.

Fiscal Year 2013 Acquisitions

In fiscal year 2013, we completed seven business combinations for consideration totaling $78.3 million in cash. Each acquisition was accounted for using the acquisition method of accounting. These acquisitions were completed to augment our existing service offerings and expand our distribution services into New Zealand. Purchased intangible assets totaled $31.2 million and consisted primarily of customer relationships valued at $25.3 million, which will be amortized over their estimated useful lives of two to nine years. Goodwill from these acquisitions totaled $43.5 million and represents the expected benefits of combining the acquisitions' operations with our operations, as well as the assembled workforce. Goodwill was substantially assigned to our Asia-Pacific reportable segment and is not deductible for income tax purposes.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the computation of net income (loss) per share of common stock (in thousands, except per share data):

	Years Ended October 31,
	2015	2014	2013
Basic and diluted net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Numerator:
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$79,097	$(38,130)	$(296,055)
Denominator:
Weighted average shares attributable to VeriFone Systems, Inc. stockholders - basic	114,044	111,586	108,609
Weighted average effect of dilutive securities:
Stock options, RSUs and RSAs	1,890	—	—
Weighted average shares attributable to VeriFone Systems, Inc. stockholders - diluted	115,934	111,586	108,609
Net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Basic	$0.69	$(0.34)	$(2.73)
Diluted	$0.68	$(0.34)	$(2.73)

For the fiscal years ended October 31, 2015, 2014 and 2013, equity incentive awards representing 1.5 million, 7.6 million, and 6.3 million shares of common stock, respectively, were excluded from the calculation of weighted average shares for diluted net income (loss) per share as they were anti-dilutive. Anti-dilutive awards, which include stock options, RSUs and RSAs, could impact future calculations of diluted net income per share if the fair market value of our common stock increases.

Warrants to purchase 7.2 million shares of our common stock were outstanding at October 31, 2013 and expired unexercised in equal amounts on each trading day from December 19, 2013 to February 3, 2014. The warrants were anti-dilutive in the fiscal years ended October 31, 2014 and 2013 because the warrants' $62.356 exercise price was greater than the average share price of our common stock during those periods.

Note 4. Employee Benefit Plans

Retirement and Post-employment Plans

We maintain defined contribution retirement plans in certain countries, including a 401(k) plan for our U.S. employees. During fiscal years 2015, 2014, and 2013, we contributed $13.9 million, $15.4 million, and $13.5 million, respectively, to these plans.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of October 31, 2015, 9.8 million shares remained available for future grants under this plan. For purposes of the number of shares issuable under this plan, any awards granted as stock options are counted as one share for every award granted; RSUs or RSAs granted on or after June 29, 2011 are counted as 2.0 shares for every RSU or RSA granted; and RSUs or RSAs granted prior to June 29, 2011 are counted as 1.75 shares for every RSU or RSA granted.

Other Equity Incentive Plans

Stock options remain outstanding under several other equity incentive plans, including plans assumed in connection with our acquisitions of Hypercom and Lipman. We no longer grant stock options under any of these plans.

Equity Incentive Plan Activity

The following table provides a summary of stock option activity for the fiscal year ended October 31, 2015:

	Number of Shares (thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Outstanding at beginning of period	4,475	$26.58
Granted	44	$34.58
Exercised	(771)	$16.71
Canceled	(57)	$36.14
Expired	(98)	$44.63
Outstanding at end of period	3,593	$28.15	3.28	$21,486
Vested or expected to vest at October 31, 2015	3,526	$28.22	3.25	$21,074
Exercisable at October 31, 2015	2,895	$28.68	2.92	$17,766

The weighted-average grant-date fair value per share for stock options granted during the fiscal years ended October 31, 2015, 2014, and 2013 was $13.44, $10.76, and $9.25, respectively. The total intrinsic value of options exercised during the fiscal years ended October 31, 2015, 2014, and 2013 was $14.5 million, $32.4 million, and $15.2 million, respectively.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of RSU and RSA activity for the fiscal year ended October 31, 2015 (in thousands):

	Number of Shares	Aggregate Intrinsic Value
Outstanding at beginning of period	3,124
Granted	1,847
Vested	(1,193)
Canceled	(454)
Outstanding at end of period	3,324	$100,179
Vested or expected to vest at October 31, 2015	2,848	$85,826
Vested and deferred at October 31, 2015	97	$2,936

During the fiscal year ended October 31, 2015 we granted 1.6 million RSUs with time-based vesting conditions and 0.2 million RSUs with performance-based vesting conditions contingent upon meeting certain financial and operational targets.

The weighted-average grant-date fair value per share for RSUs granted during the years ended October 31, 2015, 2014, and 2013 was $36.14, $34.93, and $21.81, respectively. The weighted-average grant-date fair value per share for RSAs granted during the fiscal year ended October 31, 2013 was $21.81. There were no RSAs granted during the fiscal years ended October 31, 2015 and 2014.

The total fair value of RSUs and RSAs that vested during the fiscal years ended October 31, 2015, 2014, and 2013 was $39.6 million, $53.4 million, and $26.1 million, respectively.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity Incentive Award Valuation

The grant date fair value of RSUs and RSAs that have time or performance based vesting conditions contingent upon meeting financial and operational targets are equal to the closing market price of our common stock on the grant date.

We estimate the grant date fair value of RSUs that have market based vesting conditions using the Monte Carlo simulation method, using the following weighted-average assumptions:

	Years Ended October 31,
	2015	2014	2013
Expected term (in years)	3.0	3.0	3.0
Risk-free interest rate	1.1%	1.0%	0.7%
Expected dividend rate	0.0%	0.0%	0.0%
Expected stock price volatility	52.7%	54.5%	56.2%

We estimate the grant-date fair value of stock options using the Black-Scholes-Merton valuation model, using the following weighted-average assumptions:

	Years Ended October 31,
	2015	2014	2013
Expected term (in years)	3.5	3.4	3.5
Risk-free interest rate	1.0%	1.1%	0.9%
Expected dividend rate	0.0%	0.0%	0.0%
Expected stock price volatility	52.7%	54.9%	54.4%

The assumptions used to value our awards are determined as follows:

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

To determine expected stock price volatility for awards issued during fiscal years 2015, 2014, and 2013, we weighted the historical volatility of our common stock at 95% and the implied volatility of our traded stock options at 5%. We placed the greatest weighting on the historic volatility of our common stock because we believe that, in general, it is representative of our expected volatility. We included the implied volatility of our traded stock options to capture market expectations regarding our stock price. We accorded less weighting to our implied volatility because there is a relatively low volume of trades and the terms of the traded options are shorter than the expected term of our share awards.

Stock-Based Compensation Expense

The following table presents the stock-based compensation expense recognized in our Consolidated Statements of Operations (in thousands):

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended October 31,
	2015	2014	2013
Cost of net revenues	$2,548	$1,994	$2,450
Research and development	6,669	10,720	6,116
Sales and marketing	16,219	19,151	16,660
General and administrative	16,817	22,032	23,625
Total stock-based compensation expense	$42,253	$53,897	$48,851

Our computation of stock-based compensation expense includes an estimate of award forfeitures based on historical experience. We record compensation expense only for those awards that are expected to vest.

As of October 31, 2015, total unrecognized stock-based compensation expense was $5.9 million related to unvested stock options and $71.6 million related to unvested RSUs. These amounts are expected to be recognized over the remaining weighted-average vesting periods of 1.7 years for stock options and 2.6 years for RSUs.

Note 5. Stock Repurchase Program
In September 2015, our Board of Directors authorized a program to repurchase shares of our common stock with an aggregate value of up to $200.0 million, with no expiration from the date of authorization. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans. The timing and actual amount of the share repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities, including mergers and acquisitions, market conditions and other factors. We are not obligated to repurchase any specific number of shares under the program and the repurchase program may be modified, suspended or discontinued at any time.
During fiscal year ended October 31, 2015, we repurchased 2.7 million shares of our common stock on the open market at an average repurchase price of $28.66 per share. As of October 31, 2015, there was approximately $123.4 million remaining available for stock repurchases under the current program.

Note 6. Income Taxes

Income (loss) before income taxes consisted of the following (in thousands):

	Years Ended October 31,
	2015	2014	2013
United States	$69,458	$(89,764)	$(92,243)
Foreign	3,490	49,880	(14,715)
Income (loss) before income taxes	$72,948	$(39,884)	$(106,958)

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Years Ended October 31,
	2015	2014	2013
Current:
Federal	$1,965	$6,568	$2,164
State	206	351	376
Foreign	21,664	25,306	32,694
Total current provision for income taxes	23,835	32,225	35,234
Deferred:
Federal	(306)	(395)	176,190
State	(44)	(18)	15,346
Foreign	(30,894)	(35,254)	(38,727)
Total deferred provision for (benefit from) income taxes	(31,244)	(35,667)	152,809
Income tax provision (benefit)	$(7,409)	$(3,442)	$188,043

The income tax provision for the fiscal year ended October 31, 2013 was primarily attributable to establishing a valuation allowance against U.S. federal and state deferred tax assets, as well as certain other foreign deferred tax assets.

A reconciliation of taxes computed at the federal statutory income tax rate to the provision for (benefit from) income taxes is as follows (in thousands):

	Years Ended October 31,
	2015	2014	2013
Provision for (benefit from) income taxes computed at the federal statutory rate	$25,532	$(13,960)	$(37,379)
State income tax, net of federal tax benefit	469	210	15,616
Foreign income taxes at other than U.S. rates	(2,544)	(22,726)	(9,963)
Valuation allowance, net	(31,065)	41,096	226,318
Impact of tax rate changes	485	(4,279)	(10,147)
Investment write-off	—	(9,612)	—
Unrealized inter-company profits	409	5,559	3,596
Foreign exchange	(2,692)	(832)	2,186
Stock compensation	1,516	1,244	18
Research Credit	(1,662)	(577)	(1,719)
Other	2,143	435	(483)
Income tax provision (benefit)	$(7,409)	$(3,442)	$188,043

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities were as follows (in thousands):

	October 31,
	2015	2014
Deferred tax assets:
Loss carry forwards	$121,717	$149,166
Basis differences in deductible goodwill and purchased intangibles	66,296	79,430
Foreign tax credit carry forwards	10,962	93,183
Foreign taxes on basis differences	55,113	58,633
Accrued expenses and reserves	32,733	53,361
Deferred revenue	35,653	38,978
Stock based compensation	20,770	20,697
Unrealized foreign currency losses (gains)	23,074	12,966
Inventories	6,959	9,718
Other deferred tax assets	24,883	24,079
Total deferred tax assets	398,160	540,211
Valuation allowance	(332,289)	(451,275)
Deferred tax liabilities:
Basis differences on purchased intangibles	(62,549)	(97,632)
Basis differences in investments in foreign subsidiaries	(56,763)	(57,731)
Other deferred tax liabilities	(13,583)	(12,802)
Total deferred tax liabilities	(132,895)	(168,165)
Net deferred tax assets (liabilities)	$(67,024)	$(79,229)

Other deferred tax assets and liabilities are comprised primarily of the tax effects of depreciation, research and development credit carryforwards, basis differences on purchased inventory and amortized debt issuance costs.

The realization of deferred tax assets is dependent primarily on generating sufficient U.S. and foreign taxable income in future fiscal years. We regularly assess the need for a valuation allowance against deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we consider the cumulative loss in the U.S. as a significant piece of negative evidence. Therefore, in fiscal 2013, we established a $245.0 million valuation allowance against a significant portion of our deferred tax assets, including U.S. federal and state deferred tax assets, as well as certain other foreign deferred tax assets.

During fiscal 2015 the $119.0 million reduction in valuation allowance was primarily due to the reduction of foreign tax credit carryforwards for the contemplated conversion to foreign tax deductions for purposes of offsetting unrecognized tax benefits related to the adoption of ASU 2013-11 and the utilization of loss carryforwards in the U.S. Additionally, we released $16.1 million of valuation allowance against certain non-U.S. foreign deferred tax assets due to cumulative income in the jurisdiction and expected continued profitability. We will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions going forward and adjust the valuation allowance accordingly. We intend to maintain the valuation allowances until sufficient positive evidence exists to support the reversal of the valuation allowances.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax loss carry forwards as of October 31, 2015 were related primarily to tax losses of $350.8 million in the U.S., $121.8 million in Ireland, $32.0 million in Brazil, $17.0 million in the United Kingdom, $13.7 million in Norway, $2.2 million in Sweden, and $59.8 million in various other non-U.S. countries. Approximately $206.8 million of foreign tax losses may be carried forward indefinitely. The remaining approximately $390.1 million of tax losses is subject to limited carry forward terms of 5 to 20 years.

The excess tax benefits associated with stock option exercises are recorded directly to stockholders' equity only when realized. As a result, the excess tax benefits included in net operating loss carryforwards at October 31, 2015 is $135.0 million.

The U.S. net operating loss carryforward includes acquired net operating losses of $188.7 million. The utilization of the U.S. and the acquired net operating losses may be restricted due to change in ownership provisions of Section 382 of the Internal Revenue Code.

As of October 31, 2015, we have recorded U.S. foreign tax credit carry forwards of $96.2 million which will expire at various dates beginning in 2016, if not utilized. In addition we have recorded U.S. research and development tax credit carry forwards of $14.4 million which will expire at various dates beginning in 2019, if not utilized.

We recognize deferred tax liabilities associated with outside basis differences on investments in foreign subsidiaries unless the difference is considered essentially permanent in duration. As of October 31, 2015, we have recorded a deferred tax liability of $56.8 million associated with $139.9 million of taxable outside basis differences which are not considered permanently reinvested. We have not recorded deferred taxes on approximately $749.6 million of undistributed earnings as they are considered permanently reinvested. As of October 31, 2015, the determination of the unrecorded deferred tax liability related to these earnings is not practicable. If circumstances change and it becomes apparent that some or all of the undistributed earnings will not be invested indefinitely, or will be remitted in the foreseeable future, an additional deferred tax liability will be recorded for some or all of the outside basis difference.

U.S. Internal Revenue Service Tax Audit Assessment

We are currently under audit by the U.S. Internal Revenue Service for fiscal years 2005 through 2010 related to our five year net operating loss carry back for fiscal year 2010. We have received a Notice of Proposed Adjustment indicating the denial of our worthless stock deduction of $154.3 million, related to the insolvency of one of our UK subsidiaries, recorded on our 2010 tax return. The impact of the Notice of Proposed Adjustment is the denial of the loss carryback to 2005 and 2006 which resulted in an approximately $25.0 million cash refund and the disallowance of approximately $29.0 million of future tax benefits residing in the NOL carryover which are offset with a valuation allowance. We filed our protest to the Notice of Proposed Assessment in April 2015 and believe the Internal Revenue Service position for the denial is without merit.

Israel Tax Audit Assessment

We are currently under audit by the Israel Tax Authority for fiscal years 2008 through 2013. The Israel Tax Authority has issued a tax assessment claiming there was a business restructuring that resulted in a transfer of some functions, assets and risks from Israel to the U.S. parent company that the Israel Tax Authority claims was an equity sale of 1.36 billion Israeli new shekels (approximately $353.2 million at the foreign exchange rate as of October 31, 2015). The Israel Tax Authority is alleging that the claim applies alternatively to fiscal years 2008 or 2009. These claims result in a tax liability and deficiency penalty assessment in the range of 558.3 million Israeli new shekels (approximately $144.6 million at the foreign exchange rate as of October 31, 2015), if the claim was assessed for fiscal year 2009, to 648.0 million Israeli new shekels (approximately $167.8 million at the foreign exchange rate as of October 31, 2015), if the claim was assessed for fiscal year 2008, including interest and the required Israeli price index adjustments (referred to as the linkage differentials) through October 31, 2015.

We filed our objection to the tax assessment in January 2015 and believe the Israel Tax Authority assessment position is without merit. We have agreed with the Israel Tax Authority to repay our $69.0 million intercompany loan from Israel to the extent of the amount of a final agreed tax assessment, if any.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have certain other foreign subsidiaries under audit by foreign tax authorities, including India for fiscal years 2006 to 2014, and Turkey for fiscal year 2013. Although we believe we appropriately have provided for income taxes for the years subject to audit, the India, Israel, Turkey and U.S. taxing authorities may adopt different interpretations. We have not yet received any final determinations with respect to these audits. We have accrued tax liabilities associated with these audits. With few exceptions, we are no longer subject to tax examination for periods prior to 2006.
The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

	Years Ended October 31,
	2015	2014	2013
Balance at beginning of period	$111,002	$114,528	$95,399
Lapse of statute of limitations	(501)	(2,072)	(690)
Increases in balances related to tax positions taken during prior periods	2,988	358	1,096
Decreases in balances related to tax positions taken during prior periods	(3,615)	(2,551)	(812)
Increases in balances related to tax positions taken during current period	1,246	739	19,535
Settlements	(556)	—	—
Balance at end of period	$110,564	$111,002	$114,528

The total gross unrecognized tax benefits, if recognized, will affect our effective tax rate. The amount of unrecognized tax benefits could be reduced upon closure of tax examinations or if the statute of limitations on certain tax filings expires without assessment from the tax authorities. We believe that it is reasonably possible that there could be an immaterial reduction in unrecognized tax benefits due to statute of limitation expirations in multiple tax jurisdictions during the next 12 months. Interest and penalties accrued on these uncertain tax positions will also be released upon the expiration of statutes of limitations. Interest and penalties recognized in each statement of operations were not material. As of October 31, 2015 we have accrued $6.1 million for the payment of interest and penalties related to unrecognized tax benefits.

Note 7. Balance Sheet and Statement of Operations Details

Cash and Cash Equivalents

As of October 31, 2015 and October 31, 2014, Prepaid expenses and other current assets included $4.8 million and $6.2 million, respectively, of restricted cash. As of October 31, 2015 and October 31, 2014, Other long-term assets included $2.2 million and $2.6 million, respectively, of restricted cash. Restricted cash was mainly comprised of pledged deposits as of October 31, 2015 and October 31, 2014.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowance for doubtful accounts

Activity related to the allowance for doubtful accounts consisted of the following (in thousands):

	Years Ended October 31,
	2015	2014	2013
Balance at beginning of period	$8,510	$10,463	$6,872
Charges to bad debt expense	2,329	2,339	4,673
Write-offs, recoveries, and adjustments	(2,935)	(4,292)	(1,082)
Balance at end of period	$7,904	$8,510	$10,463

Inventories

Inventories consisted of the following (in thousands):

	October 31,
	2015	2014
Raw materials	$30,297	$36,264
Work-in-process	2,588	1,662
Finished goods	96,831	86,349
Total inventories	$129,716	$124,275

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	October 31,
	2015	2014
Prepaid expenses	$46,024	$43,862
Prepaid taxes	15,223	15,676
Other current assets	20,443	18,889
Total prepaid expenses and other current assets	$81,690	$78,427

Other current assets were comprised primarily of prepaid credit card, restricted cash, and short term deferred cost of net revenues.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

		October 31,
	Estimated Useful Life (Years)	2015	2014
Revenue generating assets	5	$191,337	$173,611
Computer hardware and software	3-5	96,711	90,750
Machinery and equipment	3-10	51,136	53,214
Leasehold improvements	Lesser of the term of the lease or the estimated useful life	27,927	24,955
Office equipment, furniture, and fixtures	3-5	17,606	14,504
Buildings	40-50	6,652	6,736
Total depreciable fixed assets, at cost		391,369	363,770
Accumulated depreciation		(213,526)	(195,148)
Depreciable fixed assets, net		177,843	168,622
Construction in progress		11,923	7,922
Land		1,199	1,209
Total fixed assets, net		$190,965	$177,753

Total depreciation expense for the fiscal years ended October 31, 2015, 2014, and 2013 was $58.7 million, $59.7 million, and $54.8 million, respectively.

Accruals and Other Current Liabilities

Accruals and other current liabilities consisted of the following (in thousands):

	October 31,
	2015	2014
Accrued expenses	$85,973	$72,250
Accrued compensation	69,174	66,281
Accrued legal loss contingencies, including interest (Note 12)	5,741	5,728
Other current liabilities	69,012	62,313
Total accruals and other current liabilities	$229,900	$206,572

Other current liabilities were comprised primarily of accrued warranty, sales and value-added taxes payable, taxi fee transactions, income taxes payable, and accrued restructurings.

Accrued Warranty

Activity related to accrued warranty for the fiscal years ended October 31, 2015 and 2014 consisted of the following (in thousands):

	October 31,
	2015	2014
Balance at beginning of period	$15,411	$13,352
Warranty charged to Cost of net revenues	17,611	14,700
Utilization of warranty accrual	(14,983)	(12,282)
Other	(1,719)	(359)
Balance at end of period	16,320	15,411
Less: current portion	(13,527)	(13,816)
Long-term portion	$2,793	$1,595

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Revenue, Net

Deferred revenue, net of related costs consisted of the following (in thousands):

	October 31,
	2015	2014
Deferred revenue	$157,747	$168,712
Deferred cost of revenue	(19,526)	(25,669)
Deferred revenue, net	138,221	143,043
Less: current portion	(82,899)	(92,075)
Long-term portion	$55,322	$50,968
Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	October 31,
	2015	2014
Unrecognized tax benefits liability, net	$35,860	$62,228
Contingent consideration payable	10,776	11,185
Other long-term liabilities	32,260	27,679
Total other long-term liabilities	$78,896	$101,092

Adoption of ASU 2013-11 effective November 1, 2014 resulted in a $24.2 million reduction in Unrecognized tax benefits liability, net, at November 1, 2014, because some of the unrecognized tax benefits are presented net against Deferred tax assets after adoption. As of October 31, 2015, the $35.9 million Unrecognized tax benefits liability, net, includes accrued interest and penalties, none of which is expected to be paid within one year. We are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Income (Loss)

Activity related to Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	Foreign currency translation adjustments	Unrealized loss on derivatives designated as cash flow hedges (1)	Other (2)	Total
Balance at October 31, 2013	$18,301	$(2,014)	$(1,440)	$14,847
Gains (losses) before reclassifications, net of tax	(121,068)	4,088	393	(116,587)
Amounts reclassified from Accumulated other comprehensive income (loss), net of tax	—	(2,794)	(296)	(3,090)
Other comprehensive gain (loss)	(121,068)	1,294	97	(119,677)
Balance at October 31, 2014	(102,767)	(720)	(1,343)	(104,830)
Gains (losses) before reclassifications, net of tax	(183,895)	(7,830)	—	(191,725)
Amounts reclassified from Accumulated other comprehensive income (loss), net of tax	—	4,141	93	4,234
Other comprehensive gain (loss)	(183,895)	(3,689)	93	(187,491)
Balance at October 31, 2015	$(286,662)	$(4,409)	$(1,250)	$(292,321)

(1) Amounts reclassified from Accumulated other comprehensive income (loss), net of tax, were recorded in Interest expense, net in the Consolidated Statements of Operations. The related tax impacts were insignificant.
(2) Amounts reclassified from Accumulated other comprehensive income (loss), net of tax, were recorded in General and administrative expenses in the Consolidated Statements of Operations. The related tax impacts were insignificant.

Note 8. Financial Instruments

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

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present our significant assets and liabilities that are measured at fair value on a recurring basis and their classification within the fair value hierarchy (in thousands). There were no transfers between levels of fair value hierarchy in the fiscal year ended October 31, 2015 and the fiscal year ended October 31, 2014.

	October 31, 2015				October 31, 2014
	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets
Other current and long-term assets:
Derivative financial instruments	$53	$—	$53	$—	$195	$—	$195	$—
Total assets measured and recorded at fair value	$53	$—	$53	$—	$195	$—	$195	$—

Liabilities
Other current and long-term liabilities:
Contingent consideration payable	$12,786	$—	$—	$12,786	$11,824	$—	$—	$11,824
Derivative financial instruments	4,784	—	4,784	—	1,315	—	1,315	—
Total liabilities measured and recorded at fair value	$17,570	$—	$4,784	$12,786	$13,139	$—	$1,315	$11,824

Fair Value of Contingent Consideration Payable

The following table presents changes in our contingent consideration payable which is categorized in Level 3 of the fair value hierarchy (in thousands):

	October 31,
	2015	2014
Balance at beginning of period	$11,824	$66
Additions	1,781	11,605
Payments	(485)	(174)
Changes in estimates, included in Other income (expense), net	(2,474)	(105)
Interest expense, net	2,140	432
Balance at end of period	$12,786	$11,824

Contingent consideration payable is comprised substantially of amounts payable for acquired media contracts. The contingent consideration payable is classified as Level 3 because we use significant unobservable inputs to determine the expected payments and an appropriate discount rate to calculate the fair value. The significant unobservable inputs we use include our estimate of the future net revenues we expect to generate from the acquired media contracts, the probability of achieving those revenues, and the revenue share rate for a media contract. The discount rate used to determine the fair value of the contingent consideration payable is 18.5%. The maximum liability on contingent consideration payable is indeterminate because it is based on future revenues generated from the acquired business. We evaluate changes in the assumptions used to calculate the fair value of contingent consideration payable at the end of each period.

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

The interest rate swaps qualify for hedge accounting treatment as cash flow hedges. The notional amounts of interest rate swap agreements outstanding as of October 31, 2015 and October 31, 2014 were each $500.0 million.

Gains and losses arising from the effective portion of interest rate swap agreements are recorded in Accumulated other comprehensive loss, and are subsequently reclassified into earnings in the period or periods during which the underlying transactions affect earnings. As of October 31, 2015, the estimated net derivative loss related to our cash flow hedges included in Accumulated other comprehensive loss that will be reclassified into earnings in the next 12 months is $4.4 million.

Foreign Exchange Forward Contracts Not Designated as Hedging Instruments

We arrange and maintain foreign exchange forward contracts so as to yield gains or losses to offset changes in foreign currency denominated assets or liabilities due to changes in foreign exchange rates, with the objective to mitigate the volatility associated with foreign currency transaction gains or losses. Our foreign currency exposures are predominantly inter-company receivables and payables arising from product sales and loans from one of our entities to another. Our foreign exchange forward contracts generally mature within 90 days. The notional amounts of such contracts outstanding as of October 31, 2015 and October 31, 2014 were $219.6 million and $241.1 million, respectively.

We recognized the following gains (losses) on foreign exchange forward contracts not designated as cash flow hedges (in thousands):

	Years Ended October 31,
	2015	2014	2013
Gains (losses) recognized in Other income (expense), net in our Consolidated Statements of Operations	$17,113	$(2,661)	$(5,214)

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9. Goodwill and Purchased Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	October 31,
	2015	2014
Balance at beginning of period	$1,185,892	$1,252,472
Acquisitions	16,640	6,834
Other adjustments	—	(885)
Currency translation adjustments	(118,501)	(72,529)
Balance at end of period	$1,084,031	$1,185,892

During the fourth quarter of fiscal years 2015, 2014, and 2013, we completed our annual impairment assessments and, based on a quantitative analysis, concluded that goodwill was not impaired in any of these years.

Purchased Intangible Assets, Net

Purchased Intangible assets, net consisted of the following (in thousands):

	October 31, 2015			October 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$591,930	$(298,812)	$293,118	$673,081	$(255,161)	$417,920
Other	115,143	(90,744)	24,399	128,935	(89,260)	39,675
Total	$707,073	$(389,556)	$317,517	$802,016	$(344,421)	$457,595

Other intangible assets, net, were comprised primarily of developed and core technology and trade name.

When intangibles reach the end of their useful lives, gross carrying amount and accumulated amortization are offset. During fiscal year 2015, we offset $10.4 million of Gross carrying amount and Accumulated amortization of intangible assets related to developed and core technology, $3.3 million related to customer relationships, and $0.2 million related to other intangible assets, because they reached the end of their useful lives.

Activity related to purchased intangible assets during the fiscal year 2015 also includes a $93.5 million currency translation adjustment to Gross carrying amount and a $41.9 million currency translation adjustment to Accumulated amortization.

Amortization of purchased intangible assets was allocated as follows (in thousands):

	Years Ended October 31,
	2015	2014	2013
Included in Cost of net revenues	$18,307	$42,682	$44,739
Included in Operating expenses	82,492	97,580	96,160
Total amortization of purchased intangible assets	$100,799	$140,262	$140,899

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total future amortization expense for purchased intangible assets that have finite lives, based on our existing intangible assets and their current estimated useful lives as of October 31, 2015, is estimated as follows (in thousands):

	Cost of Net Revenues	Operating Expenses	Total
Years Ended October 31:
2016	$12,228	$75,159	$87,387
2017	4,182	52,147	56,329
2018	2,051	49,460	51,511
2019	758	46,198	46,956
2020	189	31,262	31,451
Thereafter	965	42,918	43,883
Total future amortization expense	$20,373	$297,144	$317,517

Note 10. Financings

Amounts outstanding under our financing arrangements consisted of the following (in thousands):

	October 31,
	2015	2014
2011 Credit Agreement
Term A loan	$562,500	$592,500
Term B loan	197,500	199,500
Revolving loan	54,000	95,000
Other	342	706
Total principal payments due	814,342	887,706
Less: original issue discount and debt issuance cost	(15,013)	(19,291)
Total amounts outstanding	799,329	868,415
Less: current portion	(39,088)	(31,792)
Long-term portion	$760,241	$836,623

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

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As part of the amendment and restatement, the outstanding loan balances were repaid in full, and new debt was issued.

The amended and restated credit agreement provides for an aggregate amount of up to$1.3 billion of debt consisting of a $600.0 million term A loan, $200.0 million term B loan and $500.0 million revolving loan commitment. The initial amounts borrowed, together with cash on hand, were used to repay the $938.6 million of outstanding balances due under the original credit agreement as well as $13.2 million of costs associated with the amendment and restatement. No penalties were due in connection with such repayments.

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

Additional terms of the amended and restated credit agreement require compliance with financial covenants that require us to maintain financial ratios related to interest coverage and financial leverage. We were in compliance with these financial covenants as of October 31, 2015. The amended and restated credit agreement also contains representations and warranties, affirmative covenants, negative covenants, financial covenants and conditions that are customarily required for similar financings including the following, among others:

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

The interest rate of each of the term A loan and the revolving loan is currently one month LIBOR plus the applicable margin, and the interest rate of the term B loan is the higher of one month LIBOR or 0.75%, plus the applicable margin. As of October 31, 2015, we elected the "Eurodollar Rate" margin option for our borrowings and the interest margins were 1.75% for the term A loan and the revolving loan, and 2.75% for term B loan. Accordingly as of October 31, 2015, the interest rate was 1.94% for the term A loan and the revolving loan and 3.5% for the term B loan. As of October 31, 2015, the commitment fee for the unused portion of the revolving loan was 0.30% per annum, payable quarterly in arrears, and the amount available to draw under the revolving loan was $446.0 million.

The repayment of outstanding debt as part of the amendment and restatement was deemed an extinguishment of $153.5 million of outstanding debt. As a result, during July 2014, we expensed $5.2 million of previously capitalized debt issuance costs to Interest expense in our Consolidated Statements of Operations.

We have outstanding a number of interest rate swap agreements to effectively convert $500.0 million of the term A loan from a floating rate to a 1.20% fixed rate plus applicable margin. The interest rate swaps qualify for hedge accounting treatment as cash flow hedges and are effective through March 31, 2018. The principal amount under the term A loan covered by the new interest rate swap agreements will decrease to $450.0 million from April 1, 2017 through August 31, 2017, and $400.0 million from September 1, 2017 through March 31, 2018.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Principal Payments

Principal payments due under our financing arrangements over the next five years are as follows (in thousands):

Amounts
Years Ending October 31:
2016	$39,532
2017	62,018
2018	62,019
2019	461,019
2020	2,019
Thereafter	187,735
Total	$814,342

Note 11. Restructurings

As part of cost optimization and corporate transformation initiatives, during fiscal year 2014 our management approved, committed to and initiated restructuring plans to reduce headcount, and consolidate facilities and data centers. These plans were substantially completed at the end of fiscal year 2015. In addition, during July 2015, our management approved, committed to and initiated another restructuring plan to further reduce headcount and consolidate operations as part of these transformation initiatives. The July 2015 Plan is expected to be substantially complete by the end of fiscal year 2016.

Activity related to our restructuring plans consisted of the following (in thousands):

	Restructuring Plans
	April 2014 Plan		June 2014 Plan		July 2015 Plan
	Employee Involuntary Termination Benefits	Facilities Related Costs	Employee Involuntary Termination Benefits	Facilities Related Costs	Employee Involuntary Termination Benefits	Total
Balance at October 31, 2013	$—	$581	$—	$—	$—	$581
Charges	5,597	1,295	11,999	821	—	19,712
Cash payments	(4,887)	(211)	(5,835)	(372)	—	(11,305)
Other adjustments	(391)	(471)	(664)	(50)	—	(1,576)
Balance at October 31, 2014	$319	$1,194	$5,500	$399	$—	$7,412
Charges, net of adjustments	(69)	537	884	82	7,343	8,777
Cash payments	(250)	(1,866)	(5,357)	(476)	(2,253)	(10,202)
Other	—	135		—	—	135
Balance at October 31, 2015	$—	$—	$1,027	$5	$5,090	$6,122
Cumulative costs to date	$5,140	$1,967	$12,223	$853	$7,343	$27,526

The following table presents the restructuring expense recognized in our Consolidated Statements of Operations (in thousands):

	Years Ended October 31,
	2015	2014	2013
Cost of net revenues	$348	$2,847	$—
Research and development	3,496	5,925	323
Sales and marketing	2,723	4,685	—
General and administrative	2,210	4,679	—
Total restructuring expense	$8,777	$18,136	$323

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12. Commitments and Contingencies

Commitments

Leases

We lease certain facilities under non-cancelable operating leases that contain free rent periods, leasehold improvement rebates or rent escalation clauses. Rent expense under these leases is recorded on a straight-line basis over the lease term. We are committed to pay a portion of the related actual operating expenses under some of these lease agreements, and those operating expenses are not included in the table below. The difference between amounts paid and rent expense is recorded as deferred rent. The short-term and long-term portions are included in Accruals and other current liabilities and Other long-term liabilities, respectively, in our Consolidated Balance Sheets.

In connection with our taxi solutions business, we enter into operating lease arrangements for the right to place advertising in or on taxicabs. In general, these lease arrangements are non-cancelable for terms ranging from three to eight years, require us to pay minimum lease amounts based on the types and locations of the advertising displays in or on the taxicabs, and are subject to fee escalation clauses. Based upon the number of operational taxicabs with our advertising displays at October 31, 2015, we had total lease commitments of $89.4 million relating to such lease arrangements, which are included in the future minimum lease payments in the table below.

Future minimum lease payments under these leases as of October 31, 2015 were as follows (in thousands):

Minimum Lease Payments
Years Ending October 31:
2016	$45,443
2017	39,514
2018	23,288
2019	21,065
2020	16,480
Thereafter	14,939
Total	$160,729

Rent expense consisted of the following (in thousands):

	Years Ended October 31,
	2015	2014	2013
Rent expense for non-cancelable taxi operating leases	$35,297	$36,413	$31,211
Facility and other rent expense	26,885	29,521	29,185
Total rent expense	$62,182	$65,934	$60,396

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Manufacturing Agreements

We work on a purchase order basis with our contract manufacturers, which are located in China, Singapore, Malaysia, Brazil, Germany, and Romania, and component suppliers located throughout the world, to supply nearly all of our finished goods inventories, spare parts, and accessories. We provide each such supplier with a purchase order to cover the manufacturing requirements, which generally constitutes a binding commitment by us to purchase materials and finished goods produced by the manufacturer as specified in the purchase order. Most of these purchase orders are considered to be non-cancelable and are expected to be paid within one year of the issuance date. As of October 31, 2015, the amount of purchase commitments issued to contract manufacturers and component suppliers totaled approximately $178.4 million. Of this amount, $10.4 million has been recorded in Accruals and other current liabilities in our Consolidated Balance Sheets because these commitments are not expected to have future value to us.

Bank Guarantees

We have issued bank guarantees with maturities ranging from two months to six years to certain of our customers and vendors as required in some countries to support certain performance obligations under our service or other agreements with those parties. As of October 31, 2015, the maximum amount that may become payable under these guarantees was $11.3 million, of which $1.4 million was collateralized by restricted cash deposits.

Letters of Credit

We provide standby letters of credit in the ordinary course of business to third parties as required. As of October 31, 2015, the maximum amounts that may become payable under these letters of credit was $3.7 million, of which $1.0 million was collateralized by restricted cash deposits.

Contingencies

We evaluate the circumstances regarding outstanding and potential litigation and other contingencies on a quarterly basis to determine whether there is at least a reasonable possibility that a loss exists requiring accrual or disclosure, and if so, whether an estimate of the possible loss or range of loss can be made, or whether such an estimate cannot be made. When a loss is probable and reasonably estimable, we accrue for such amount based on our estimate of the probable loss considering information available at the time. When a loss is reasonably possible, we disclose the estimated possible loss or range of loss in excess of amounts accrued if material. Except as otherwise disclosed below, we do not believe that material losses were probable or that there was a reasonable possibility that a material loss may have been incurred with respect to the matters disclosed.

Brazilian Tax Assessments

State Value-Added Tax

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the São Paulo State Revenue Department for collection of state sales taxes related to purported sales of software for the 1998 and 1999 tax years. In 2004, an appeal against this unfavorable administrative decision was filed in a judicial proceeding. The first level decision in the judicial proceeding was issued in our favor. The São Paulo State Revenue Department filed an appeal of this decision. The second level administrative decision ordered that the case be returned to the lower court in order to allow the production of further evidence. Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible that we may receive an unfavorable decision in this proceeding. The tax assessment including estimated interest through October 31, 2015 for this matter totals approximately 8.6 million Brazilian reais (approximately $2.2 million at the foreign exchange rate as of October 31, 2015). As of October 31, 2015, we have not accrued for this matter.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Tax assessment matters that fall within the REFIS Amnesty's scope are generally listed in the program's web-based portal for enrollment. Although no formal acceptance by the tax authorities is issued at the time of our enrollment of a matter, we expect the tax authorities to confirm our enrollment as they complete their process to formally consolidate the matters we enrolled in the REFIS Amnesty. In connection with our enrollment of the tax assessments into the REFIS Amnesty, we were required to forgo any further legal defense or proceedings with respect to the merits of such assessments. In exchange, the enrolled assessments were closed and we were granted discounts on our payment of the related accrued interest and penalties and are able to pay under an installment plan, subject to our compliance with the terms of the program. For certain assessments, existing net operating loss carryforwards, or net operating losses, may be used to satisfy a portion of the settlement obligation. Under the terms of the REFIS Amnesty, our right to fund the settlement through the installment payment plan would be canceled after three instances of our not timely paying the installment amounts as scheduled, in which case the full amounts of the original tax debts, including interest and penalties without the benefit of discount, would become immediately due and payable. We have included the terms and amounts below for those assessments that we have placed into the REFIS Amnesty.

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

In the Vitória tax assessment, the fines were reduced from 4.7 million Brazilian reais (approximately $1.2 million at the foreign exchange rate as of October 31, 2015) to 1.5 million Brazilian reais (approximately $380,000 at the foreign exchange rate as of October 31, 2015) on a first level administrative decision on January 26, 2007. Both we and the tax authorities filed appeals of the first level administrative decision. In this appeal, we argued that the tax authorities did not have enough evidence to determine that the import transactions were indeed fraudulent and that, even if there were some irregularities in such importations, they could not be deemed to be our responsibility since all the transactions were performed by the third-party importer of the goods. On June 30, 2010, the Taxpayers Administrative Council of Tax Appeals decided to reinstate the original claim amount of 4.7 million Brazilian reais (approximately $1.2 million at the foreign exchange rate as of October 31, 2015) against us. On February 27, 2013, the Taxpayers Administrative Council of Tax Appeals issued its formal ruling reinstating the original claim amount. On May 31, 2013, we filed a motion to clarify such ruling, which is pending a decision.

In the Itajai tax assessment, we were notified on January 18, 2008, of a first level administrative decision rendered that maintained the total fine of 2.0 million Brazilian reais (approximately $510,000 at the foreign exchange rate as of October 31, 2015) as imposed, excluding interest. On May 27, 2008, we appealed the first level administrative decision to the Taxpayers Council. This matter is pending second level decision.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2013, we sought to enroll the entire amount of tax liabilities in dispute for both the Vitória and Itajai assessments in the REFIS Amnesty. However, because we are named as a jointly-liable party rather than as the primary defendant in these matters, these assessments were not listed in the REFIS Amnesty web-based portal as available for election under the REFIS Amnesty. We believe these matters qualify for inclusion in the REFIS Amnesty and have filed the required notifications to our local tax office and commenced payments to indicate our decision to enroll these matters in the REFIS Amnesty. We expect the tax authorities' confirmation that these matters have been included in the REFIS Amnesty once they complete their procedures to consolidate the enrolled assessments. We elected to make the amnesty payments for these matters in monthly installments over a 30-month period for total payments, inclusive of interest and penalties, of 7.6 million Brazilian reais (approximately $2.0 million at the foreign exchange rate as of October 31, 2015). We accrued the full amount of the payments, plus estimated interest, under the REFIS Amnesty for these matters in December 2013 when we enrolled in the program, and made our first payment on December 26, 2013. As of October 31, 2015, we have remaining installment payments totaling 1.2 million Brazilian reais (approximately $310,000 at the foreign exchange rate as of October 31, 2015).

We had previously accrued the estimated liability for both the Vitória and Itajai assessments. Based on our understanding of the underlying facts of these matters, we believe it is probable we may receive an unfavorable decision for each of these assessments unless we are able to resolve these matters through the REFIS Amnesty. Upon confirmation of acceptance of these matters into the REFIS Amnesty, we will reduce our accrued liabilities related to these matters to reflect the discounted amounts due under the REFIS Amnesty. As of October 31, 2015, we have accruals totaling 12.3 million Brazilian reais (approximately $3.2 million at the foreign exchange rate as of October 31, 2015).

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

For the 2002 assessment, we applied available net operating losses, to the extent permitted, toward the interest and penalties portion of the settlement obligation under the REFIS Amnesty. For the remaining balance, we elected to make the amnesty payments in monthly installments over a 90-month period for total payments of 2.2 million Brazilian reais (approximately $570,000 at the foreign exchange rate as of October 31, 2015). We accrued the full amount of the payments, plus estimated interest, under the REFIS Amnesty for this matter in December 2013 when we enrolled in the program, and made our first payment on December 26, 2013. In the first quarter of fiscal year 2015, based on new provisions made available under the REFIS Amnesty, we elected to pay all remaining outstanding amounts due under the REFIS Amnesty in relation to the 2002 assessment, and settled such payments using cash and additional available net operating losses.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the 2003 assessments, we applied available net operating losses, to the extent permitted, toward the interest and penalties portion of the settlement obligation under the REFIS Amnesty. At the time we initially appealed the 2003 assessments to the civil courts, we were required to make a deposit of 2.8 million Brazilian reais (approximately $730,000 at the foreign exchange rate as of October 31, 2015) to the court in order to perfect our appeal. In light of our enrollment of certain of the 2003 assessments in the REFIS Amnesty, we have notified the civil court of our enrollment and requested the release of the portion of the deposit for the assessments enrolled in the REFIS Amnesty, which totals 680,000 Brazilian reais (approximately $170,000 at the foreign exchange rate as of October 31, 2015). Once approved by the court, the released funds will be applied against the settlement obligation under the REFIS Amnesty. Approximately 2.2 million Brazilian reais (approximately $560,000 at the foreign exchange rate as of October 31, 2015) will remain deposited in connection with the 2003 assessments that will continue in the civil courts and which deposits will be released to the prevailing party after resolution of the underlying assessments.

Excluding the assessments that have been enrolled in the REFIS Amnesty for this matter, which have been accrued as described above, and excluding the net operating losses still at issue, the remaining assessments approximately 3.6 million Brazilian reais (approximately $920,000 at the foreign exchange rate as of October 31, 2015), including estimated penalties and interest, as of October 31, 2015. Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible we may receive an unfavorable decision related to these remaining assessments.

We also elected to enroll a number of outstanding tax offset requests that were previously applied for by the Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 in the REFIS Amnesty. These outstanding tax offset requests relate to different tax debts, primarily for IRPJ, PIS and COFINS for past tax years, and total approximately 2.5 million Brazilian reais (approximately $650,000 at the foreign exchange rate as of October 31, 2015), including estimated penalties and interest. We applied available net operating losses toward the interest and penalties portion of the settlement obligation under the REFIS Amnesty. For the remaining balance, we elected to make the amnesty payments in monthly installments over a 90-month period for total payments of 1.3 million Brazilian reais (approximately $340,000 at the foreign exchange rate as of October 31, 2015). We accrued the full amount of the payments, plus estimated interest, under the REFIS Amnesty for these matters in December 2013 when we enrolled in the program, and made our first payment on December 26, 2013. After further review, the tax authorities agreed with our positions in certain of these cases and reduced our liabilities under the REFIS Amnesty. In the first quarter of fiscal year 2015, based on new provisions made available under the REFIS Amnesty, we elected to pay all remaining outstanding amounts due under the REFIS Amnesty in relation to the remaining tax offset requests, and settled such payments using cash and additional available net operating losses.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Municipality Services Tax Assessments

In December 2009, one of the Brazilian subsidiaries that was acquired as part of the Lipman acquisition was notified of a tax assessment regarding alleged nonpayment of tax on services rendered for the period from September 2004 to December 2004. This assessment was issued by the municipality of São Paulo (the "municipality"), and asserts a services tax deficiency and related penalties totaling 875,000 Brazilian reais (approximately $230,000 at the foreign exchange rate as of October 31, 2015), excluding interest. The municipality claims that the Brazilian subsidiary rendered certain services within the municipality of São Paulo but simulated that those services were rendered in another city. At the end of December 2010 the municipality issued further tax assessments alleging the same claims for 2005 through June 2007. These additional subsequent claims assert services tax deficiencies and related penalties totaling 5.9 million Brazilian reais (approximately $1.5 million at the foreign exchange rate as of October 31, 2015), excluding interest. We received unfavorable decisions from the administrative courts, which ruled to maintain the tax assessments for each of these matters. No further grounds of appeal are available to us for these assessments within the administrative courts. In October 2012, as a result of the decision at the administrative level, the tax authorities filed an enforcement action in the civil courts to collect on the services tax assessments amounts awarded by the administrative court, and seeking other related costs and fees. On March 6, 2013, we filed our defensive claims in the civil courts in response to the tax authorities' enforcement action. In February 2013 the tax authorities filed an additional enforcement action in the civil courts to collect on the penalties related to the services tax assessments amounts awarded by the administrative courts. Based on our understanding of the underlying facts of this matter and our evaluation of the potential outcome at the judicial level, we believe it is reasonably possible that our Brazilian subsidiary will be required to pay some amount of the alleged tax assessments and penalties related to these matters, as well as amounts of interest and certain costs and fees imposed by the court related thereto. As of October 31, 2015, the amount of the alleged tax assessments and penalties related to these matters was approximately 21.5 million Brazilian reais (approximately $5.5 million at the foreign exchange rate as of October 31, 2015), including interest, costs and fees related thereto.

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the municipality of Curitiba for collection of alleged services tax deficiency. An appeal against this unfavorable administrative decision was filed in a judicial proceeding and currently the case is pending the municipality of Curitiba's compliance with the writ of summons. As of October 31, 2015, the underlying assessment, including estimated interest, was approximately 5.1 million Brazilian reais (approximately $1.3 million at the foreign exchange rate as of October 31, 2015). Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible that we may receive an unfavorable decision in this proceeding.

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

On December 2, 2015, the Federal Circuit again granted judgment in our favor of no infringement as a matter of law. Although there remains the possibility CardSoft may file another petition for certiorari with the U.S. Supreme Court and although certain related proceedings are still pending in the District Court, we no longer believe this matter could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

On June 11, 2015, the parties entered into a stipulation of settlement, pursuant to which we agreed to implement certain non-monetary corporate governance reforms and to provide support for plaintiff’s request for attorneys’ fees. On December 9, 2015, the Court entered an order and final judgment approving the settlement. The deadline for us to implement the non-monetary corporate governance reforms will be August 5, 2016, unless an appeal is timely filed.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Israel Securities Class Actions

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

On May 13, 2015, a new class action complaint was filed against us in Israel alleging similar claims as the dismissed Israeli class action, and alleging that Israeli shareholders were deprived of due process in the U.S. class action settlement proceedings. We are opposing the new class action on substantially the same grounds on which the previous case was dismissed.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Dolled v. Bergeron et al.

On April 19, 2013, a derivative action, Dolled v. Bergeron et al., Case No. 113-CV-245056, was filed in the Superior Court of California, County of Santa Clara in connection with our February 20, 2013 announcement of preliminary financial results for the fiscal quarter ended January 31, 2013. The action, brought derivatively on behalf of VeriFone, names VeriFone as a nominal defendant and brings claims for insider selling, breach of fiduciary duty and unjust enrichment variously against certain of our current and former officers and directors. The complaint seeks unspecified monetary damages, restitution and disgorgement of profits and compensation paid to defendants, injunctive relief directing us to reform its corporate governance, and payment of the plaintiff's costs and attorneys' fees. On May 30, 2013, the court entered the parties' stipulation and proposed order, which appointed plaintiff and plaintiff's counsel as lead plaintiff and lead counsel, respectively, in the consolidated action, captioned In re VeriFone Systems, Inc. Derivative Litigation. The next case management conference is scheduled for February 25, 2016.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Zoumboulakis v. McGinn et al.

On May 24, 2013, a federal derivative action, Zoumboulakis v. McGinn et al., Case No. 13-CV-02379, was filed in the U.S. District Court for the Northern District of California against certain current and former directors and officers derivatively on our behalf. The complaint, which names us as a nominal defendant, alleges breach of fiduciary duty and abuse of control and asserts claims under Section 14(a) of the Securities Exchange Act of 1934 for false or misleading financial statements and proxy statement disclosures. The complaint seeks unspecified monetary damages, including exemplary damages, restitution from defendants, injunctive relief directing us to make certain corporate governance reforms, and payment of the plaintiff's costs and attorneys' fees. On August 12, 2013, the court entered defendants' motion seeking to relate this action to the pending shareholder class action, Sanders v. VeriFone Systems, Inc. et al. On October 31, 2013, the court entered a stipulation and order setting a December 31, 2013 deadline for the filing of an amended complaint and setting a January 30, 2014 deadline for defendants to move or answer. An initial case management conference was held on January 17, 2014. On January 21, 2014, plaintiff filed an amended complaint, which removed one of our former officers from the action and added an additional former director as a defendant. The amended complaint brings claims against the defendants for breach of fiduciary duty, abuse of control, violations of Securities Exchange Act Section 14(a), and unjust enrichment. The amended complaint also brings claims for insider trading against three of the named former and current directors. We filed our motion to dismiss the amended complaint on March 7, 2014, plaintiff filed an opposition on April 23, 2014, and we filed our reply on May 16, 2014. On May 27, 2014, the court took the motion to dismiss under submission without oral argument. On August 7, 2014, the court dismissed the amended complaint, with leave to amend. Plaintiff filed a second amended complaint on October 17, 2014. We filed a motion to dismiss the second amended complaint on December 18, 2014. On December 3, 2015, the court granted our motion to dismiss, with leave to amend. Plaintiff's amended complaint is due on December 18, 2015.

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

In April 2015, the CCI issued rulings directing Verifone India to cease and desist from engaging in the alleged anti-competitive conduct and imposing a penalty, the amount of which is not material to our results of operations. We have deposited 10% of this penalty amount and accrued the balance while we appeal these rulings.

On June 15, 2015, we filed appeals and interim applications to stay the CCI orders. The appellate court has granted our interim applications to stay all proceedings at least until the final appellate hearing, which is scheduled on January 19, 2016.

The CCI's rulings reserved the right to pursue additional proceedings against individuals that it deems responsible for the alleged conduct. We are unable to make any estimate of potential loss for any further proceedings the CCI may pursue but do not expect it to be material to our results of operations.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Litigation

Certain of the foregoing cases are still in the preliminary stages, and we are not able to quantify the extent of our potential liability, if any, other than as described above. Further, the outcome of litigation is inherently unpredictable and subject to significant uncertainties. If any of these matters are resolved adversely to us, this could have a material adverse effect on our business, financial condition, results of operations, and cash flows. In addition, defending these legal proceedings is likely to be costly, which may have a material adverse effect on our financial condition, results of operations and cash flows, and may divert management's attention from the day-to-day operations of our business. We are subject to various other legal proceedings related to commercial, customer, and employment matters that have arisen during the ordinary course of business. The outcome of such legal proceedings is inherently unpredictable and subject to significant uncertainties. Although there can be no assurance as to the ultimate disposition of these matters, our management has determined, based upon the information available at the date of these financial statements, including anticipated expected availability of insurance coverage, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Note 13. Segment and Geographic Information

Segment Information

Net revenues and operating income of each segment reflect net revenues and expenses that are directly attributable to that segment. Net revenues and expenses not allocated to segment net revenues and segment operating income include amortization of purchased intangible assets, fair value decrease (step-down) in deferred revenue at acquisition, corporate inventory reserves, asset impairments, restructuring expenses, stock-based compensation, litigation settlement and loss contingency expense (benefit), as well as other corporate research and development, sales and marketing, and general and administrative expenses not directly attributable to a segment. We do not separately evaluate assets by segment, and therefore assets by segment are not presented below.

The following table sets forth net revenues for our reportable segments and reconciles segment net revenues to total net revenues (in thousands):

	Years Ended October 31,
	2015	2014	2013
Segment net revenues:
North America	$791,764	$526,175	$495,155
EMEA	697,153	756,541	704,657
Latin America	275,706	322,988	299,106
Asia-Pacific	236,828	265,284	210,333
Total segment net revenues	2,001,451	1,870,988	1,709,251
Net revenues not allocated to segment net revenues	(994)	(2,114)	(7,030)
Total net revenues	$2,000,457	$1,868,874	$1,702,221

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth operating income for our reportable segments and reconciles segment operating income to consolidated operating income (loss) (in thousands):

	Years Ended October 31,
	2015	2014	2013
Operating income by segment:
North America	$290,934	$157,689	$152,875
EMEA	191,412	208,294	188,443
Latin America	55,294	61,388	66,324
Asia-Pacific	35,769	57,151	38,569
Total segment operating income	573,409	484,522	446,211
Items not allocated to segment operating income:
Net revenues not allocated to segment net revenues	(994)	(2,114)	(7,030)
Amortization of purchased intangible assets	(100,799)	(140,262)	(140,899)
Stock-based compensation expense	(42,253)	(53,897)	(48,851)
Restructuring expense	(8,777)	(18,136)	(323)
Litigation settlement and loss contingency expense (benefit)	(1,213)	8,632	(64,371)
Other expenses not allocated to segments	(312,382)	(272,860)	(251,091)
Total operating income (loss)	$106,991	$5,885	$(66,354)

Our goodwill by reportable segment was as follows (in thousands):

	October 31,
	2015	2014
North America	$106,641	$100,846
EMEA	810,062	906,866
Latin America	85,797	90,156
Asia-Pacific	81,531	88,024
Total goodwill	$1,084,031	$1,185,892

Depreciation and amortization of fixed assets was allocated to segments as follows (in thousands):

	Years Ended October 31,
	2015	2014	2013
North America	$15,493	$10,970	$6,092
EMEA	27,507	29,371	29,150
Latin America	1,378	2,148	1,812
Asia-Pacific	7,220	5,627	3,102
Unallocated	7,071	11,549	14,598
Total depreciation and amortization expense	$58,669	$59,665	$54,754

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Information

Our net revenues, by country with net revenues over 10% of total net revenues, were as follows (in thousands):

	Years Ended October 31,
	2015	2014	2013
United States	$789,386	$522,982	$482,820
Brazil	137,936	197,472	151,964
Other countries	1,073,135	1,148,420	1,067,437
Total net revenues	$2,000,457	$1,868,874	$1,702,221

Net revenues are allocated to countries based on the shipping destination or service delivery location of customer orders.

Fixed assets, net, by country with fixed assets over 10% of total fixed assets, were as follows (in thousands):

	October 31,
	2015	2014
United States	$99,961	$74,506
Other countries	91,004	103,247
Fixed assets, net	$190,965	177,753

Note 14. Subsequent Events

On November 6, 2015, we signed a share purchase agreement with InterCard AG, a leading Payment-as-a-Service provider in Germany to acquire all the outstanding shares of InterCard for approximately 85.0 million Euro (approximately $92.4 million at the foreign exchange rate as of November 6, 2015). We have received all required regulatory approvals and expect to close the acquisition during the quarter ending January 31, 2016. This acquisition will expand our Payment-as-a-Service solutions in Europe. The acquisition will be accounted for using the acquisition method of accounting.

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

The tables below sets forth selected unaudited financial data for each quarter for the last two fiscal years (in thousands, except for per share amounts):

	Year Ended October 31, 2015
	First Quarter (1)	Second Quarter (1)	Third Quarter (1)	Fourth Quarter (1)(2)
Net revenues	$486,226	$490,144	$509,940	$514,147
Gross margin	199,170	203,903	206,541	216,369
Operating income	23,175	29,716	20,284	33,816
Consolidated net income	14,128	17,666	10,080	38,483
Net income attributable to VeriFone Systems, Inc. stockholders	$13,848	$17,564	$9,454	$38,231

Basic net income per share	$0.12	$0.15	$0.08	$0.33
Diluted net income per share	$0.12	$0.15	$0.08	$0.33

(1)
The first, second, third, and fourth fiscal quarters of 2015 include $1.4 million, $0.1 million, $6.0 million, and $1.3 million, respectively, of restructuring charges as part of cost optimization and corporate transformation initiatives. For further information, see Note 11, Restructurings, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

(2)
In the fourth fiscal quarter of 2015 we recorded a $16.1 million tax benefit as a result of releasing a portion of our valuation allowance against certain non-U.S. foreign deferred tax assets. For further information, see Note 6, Income Taxes, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

	Year Ended October 31, 2014
	First Quarter	Second Quarter (4)	Third Quarter (4)(5)	Fourth Quarter (3)(4)
Net revenues	$436,066	$466,417	$475,900	$490,491
Gross margin	170,217	175,274	182,770	196,456
Operating income (loss)	(6,515)	(13,548)	(7,547)	33,495
Consolidated net income (loss)	(16,097)	(23,563)	(28,107)	31,325
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$(16,233)	$(23,915)	$(29,033)	$31,051

Basic net income (loss) per share	$(0.15)	$(0.22)	$(0.26)	$0.27
Diluted net income (loss) per share	$(0.15)	$(0.22)	$(0.26)	$0.27

(3)
In the fourth fiscal quarter of 2014 we released a $19.9 million litigation loss contingency expense, plus estimated potential ongoing royalties and interest, related to a favorable ruling in a patent infringement litigation captioned Cardsoft, Inc. and Cardsoft (Assignment for the Benefit of Creditors), LLC v. VeriFone Holdings, Inc. et al. For further information, see Note 12, Commitments and Contingencies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

(4)
The second, third, and fourth fiscal quarters of 2014 include $5.8 million, $10.8 million, and $1.5 million, respectively, of restructuring charges as part of cost optimization and corporate transformation initiatives. For further information, see Note 11, Restructurings, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

(5)
During the third fiscal quarter of 2014 we amended and restated our existing credit agreement. The initial amounts borrowed, together with cash on hand, were used to repay the $938.6 million outstanding balance on the credit agreement as well as the costs associated with the amendment and restatement. In connection with this transaction we expensed $4.1 million of debt amendment costs and accelerated $5.2 million of interest expense on previously capitalized debt issuance costs associated with extinguished debt. For further information, see Note 10, Financings, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) to provide reasonable assurance regarding the reliability of our financial reporting and consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed our internal control over financial reporting as of October 31, 2015, the end of our fiscal year. Management based its assessment on the 2013 framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

The effectiveness of our internal control over financial reporting as of October 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

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
In addition to the information set forth under the caption “Executive Officers” in Part I of this Annual Report on Form 10-K, the information required by this Item is expected to be in our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders (the “Proxy Statement”), which we expect to be filed within 120 days of the end of our fiscal year ended October 31, 2015 and is incorporated herein by reference.

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
3. Exhibits The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibits

Exhibit Number	Description
2.1(7)	Agreement and Plan of Merger, dated as of November 17, 2010, among Hypercom Corporation, VeriFone Systems, Inc. and Honey Acquisition Company.

3.1(8)	Amended and Restated Certificate of Incorporation of VeriFone as amended.

3.2(15)	Amended and Restated Bylaws of VeriFone.

4.1(2)	Specimen Common Stock Certificate; reference is made to Exhibit 3.1.

10.1(1)+	2002 Securities Purchase Plan.

10.2(1)+	New Founders’ Stock Option Plan.

10.3(2)+	Outside Directors’ Stock Option Plan.

10.4(4)+	2005 Employee Equity Incentive Plan.

10.5(3)+	Form of Indemnification Agreement.

10.6(13)+	Amended and Restated VeriFone Systems, Inc. (formerly, VeriFone Holdings, Inc.) 2006 Equity Incentive Plan.

10.7(5)+	Form of Amended and Restated VeriFone Bonus Plan.

Exhibit Number	Description

10.8(6)+	Lipman Electronic Engineering Ltd. 2003 Stock Option Plan.

10.9(6)+	Lipman Electronic Engineering Ltd. 2004 Stock Option Plan.

10.10(6)+	Lipman Electronic Engineering Ltd. 2004 Share Option Plan.

10.11(6)+	Amendment to Lipman Electronic Engineering Ltd. 2004 Share Option Plan.

10.12(6)+	Lipman Electronic Engineering Ltd. 2006 Share Incentive Plan.

10.13(9)	Sale and Purchase Agreement dated November 12, 2011 by and between Point Luxembourg Holding S.À.R.L. and Electronic Transactions Group Limited, as Sellers, and VeriFone Nordic AB, as Purchaser.

10.14(10)	Security Agreement, dated as of December 28, 2011, by and among JPMorgan Chase Bank, N.A., in its capacity as the Collateral Agent, and the VeriFone parties.

10.15(10)	Pledge Agreement, dated as of December 28, 2011, by and among the VeriFone parties and JPMorgan Chase Bank, N.A., in its capacity as the Collateral Agent.

10.16(10)	Guaranty, dated as of December 28, 2011, executed by each of the Guarantors party thereto in favor of JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent.

10.17(11)+	Offer Letter between the Company and Marc E. Rothman.

10.18(11)	Form of Restricted Stock Unit Award Notice.

10.19(12)+	Letter Agreement, dated March 11, 2013, by and among VeriFone Systems, Inc., VeriFone, Inc. and Douglas G. Bergeron.

10.20(15)+	Offer Letter, dated September 15, 2013, between the Company and Paul Galant.

10.21(15)+	Executive Severance Policy.

10.22(16)
Amendment and Restatement Agreement, dated as of July 8, 2014, to the Credit Agreement, among VeriFone Intermediate Holdings, Inc., VeriFone, Inc., the other Loan Parties party thereto, the Lender parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.

10.23(17)	Offer letter, dated November 14, 2013, between the Company and Alok Bhanot.

Exhibit Number	Description
10.24(17)	Offer letter, dated May 8, 2014, between the Company and June Felix.

10.25*+	Director Deferred Compensation Plan.

21.1*	List of subsidiaries of VeriFone.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.

**
XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1)	Filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed February 23, 2005.

(2)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed April 18, 2005.

(3)	Filed as an exhibit to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed April 29, 2005.

(4)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-124545), filed May 2, 2005.

(5)	Filed as an appendix to the Registrant’s Definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, filed May 19, 2011.

(6)	Incorporated by reference in the Registrant’s Registration Statement on Form S-8 (File No. 333-138533), filed November 9, 2006.

(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed November 19, 2010.

(8)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K, filed December 21, 2010.

(9)	Filed as an exhibit to the Registrant's Annual Report on Form 10-Q, filed March 9, 2012.

(10)	Filed as an exhibit to the Registrant's Current Report on Form 8-K, filed January 4, 2012.

(11)	Filed as an exhibit to the Registrant's Current Report on Form 8-K, filed February 4, 2013.

(12)	Filed as an exhibit to the Registrant's Current Report on Form 8-K, filed March 15, 2013.

(13)	Filed as an appendix to the Registrant’s Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders, filed March 26, 2015.

(14)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed September 5, 2013.

(15)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed September 23, 2013.

(16)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed July 10, 2014.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIFONE SYSTEMS, INC.

BY:	/S/ PAUL S. GALANT
Paul S. Galant
Chief Executive Officer
December 18, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ PAUL S. GALANT	Chief Executive Officer	December 18, 2015
Paul S. Galant	(principal executive officer)

/s/ MARC E. ROTHMAN	Executive Vice President and Chief Financial Officer	December 18, 2015
Marc E. Rothman	(principal financial and accounting officer)

/s/ ROBERT W. ALSPAUGH	Director	December 18, 2015
Robert W. Alspaugh

/s/ KAREN AUSTIN	Director	December 18, 2015
Karen Austin

/s/ ALEX W. HART	Chairman of the Board of Directors	December 18, 2015
Alex W. Hart

/s/ ROBERT B. HENSKE	Director	December 18, 2015
Robert B. Henske

/s/ WENDA HARRIS MILLARD	Director	December 18, 2015
Wenda Harris Millard

/s/ EITAN RAFF	Director	December 18, 2015
Eitan Raff

/s/ JONATHAN I. SCHWARTZ	Director	December 18, 2015
Jonathan I. Schwartz

/s/ JANE J. THOMPSON	Director	December 18, 2015
Jane J. Thompson