Form 10-Q
period 2016-01-31
VERIFONE SYSTEMS, INC.
filed 2016-03-11
CIK 1312073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2016
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on February 29, 2016

Class	Number of shares
Common Stock, $0.01 par value per share	110,201,092

VERIFONE SYSTEMS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (Unaudited)

VERIFONE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended January 31,
	2016	2015
	(Unaudited, in thousands, except per share data)
Net revenues:
Systems	$337,592	$313,400
Services	175,947	172,826
Total net revenues	513,539	486,226
Cost of net revenues:
Systems	194,805	185,668
Services	103,449	101,388
Total cost of net revenues	298,254	287,056
Total gross margin	215,285	199,170
Operating expenses:
Research and development	51,668	48,903
Sales and marketing	54,949	57,410
General and administrative	52,826	47,350
Amortization of purchased intangible assets	19,626	22,332
Total operating expenses	179,069	175,995
Operating income	36,216	23,175
Interest expense, net	(8,304)	(7,895)
Other income (expense), net	(2,180)	243
Income before income taxes	25,732	15,523
Income tax provision	1,999	1,395
Consolidated net income	23,733	14,128
Net income attributable to noncontrolling interests	(232)	(280)
Net income attributable to VeriFone Systems, Inc. stockholders	$23,501	$13,848
Net income per share attributable to VeriFone Systems, Inc. stockholders:
Basic	$0.21	$0.12
Diluted	$0.21	$0.12
Weighted average number of shares used in computing net income per share attributable to VeriFone Systems, Inc. stockholders:
Basic	111,266	113,443
Diluted	112,351	115,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended January 31,
	2016	2015
	(Unaudited, in thousands)
Consolidated net income	$23,733	$14,128

Other comprehensive loss:
Foreign currency translation adjustments	(38,229)	(133,904)
Unrealized gain (loss) on derivatives designated as cash flow hedges
Change in unrealized loss on derivatives designated as cash flow hedges, net of tax	(1,687)	(4,187)
Amounts reclassified from Accumulated other comprehensive loss, net of tax	1,162	700
Net change in unrealized loss on derivatives designated as cash flow hedges	(525)	(3,487)
Net change in other	26	27
Other comprehensive loss	(38,728)	(137,364)
Total comprehensive loss	(14,995)	(123,236)
Less: net income attributable to noncontrolling interests	(232)	(280)
Comprehensive loss attributable to VeriFone Systems, Inc. stockholders	$(15,227)	$(123,516)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2016	October 31, 2015
	(Unaudited, in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$185,732	$208,870
Accounts receivable, net of allowances of $9,710 and $8,752, respectively	356,246	361,988
Inventories	136,716	129,716
Prepaid expenses and other current assets	118,615	81,690
Total current assets	797,309	782,264
Property and equipment, net	203,338	190,965
Purchased intangible assets, net	339,255	317,517
Goodwill	1,095,900	1,084,031
Long-term deferred tax assets, net	34,287	35,896
Other long-term assets	71,093	62,389
Total assets	$2,541,182	$2,473,062

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$185,293	$189,354
Accruals and other current liabilities	220,124	229,900
Deferred revenue, net	92,088	82,899
Short-term debt	49,322	39,088
Total current liabilities	546,827	541,241
Long-term deferred revenue, net	58,259	55,322
Long-term deferred tax liabilities, net	112,868	102,921
Long-term debt	883,214	760,241
Other long-term liabilities	83,304	78,896
Total liabilities	1,684,472	1,538,621
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 110,164 and 112,684 shares issued and outstanding as of January 31, 2016 and October 31, 2015, respectively	1,102	1,125
Additional paid-in capital	1,737,174	1,726,416
Accumulated deficit	(585,557)	(535,716)
Accumulated other comprehensive loss	(331,049)	(292,321)
Total VeriFone Systems, Inc. stockholders’ equity	821,670	899,504
Noncontrolling interests in subsidiaries	35,040	34,937
Total equity	856,710	934,441
Total liabilities and equity	$2,541,182	$2,473,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended January 31,
	2016	2015
	(Unaudited, in thousands)
Cash flows from operating activities
Consolidated net income	$23,733	$14,128
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization, net	40,463	44,362
Stock-based compensation expense	10,460	12,155
Deferred income taxes, net	(2,775)	(2,258)
Other	3,547	10,913
Net cash provided by operating activities before changes in operating assets and liabilities	75,428	79,300
Changes in operating assets and liabilities:
Accounts receivable, net	10,491	9,406
Inventories	(8,254)	(19,130)
Prepaid expenses and other assets	(12,018)	(6,295)
Accounts payable	(4,239)	(11,553)
Deferred revenue, net	15,138	7,750
Other current and long-term liabilities	(13,385)	(18,389)
Net change in operating assets and liabilities	(12,267)	(38,211)
Net cash provided by operating activities	63,161	41,089
Cash flows from investing activities
Capital expenditures	(30,605)	(19,575)
Acquisition of businesses, net of cash acquired	(98,739)	—
Other investing activities, net	(222)	25
Net cash used in investing activities	(129,566)	(19,550)
Cash flows from financing activities
Proceeds from debt, net of issuance costs	222,378	10,000
Repayments of debt	(93,011)	(30,080)
Proceeds from issuance of common stock through employee equity incentive plans	998	3,875
Stock repurchases	(79,866)	—
Other financing activities, net	(289)	(194)
Net cash provided by (used in) financing activities	50,210	(16,399)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(6,943)	(14,691)
Net decrease in cash and cash equivalents	(23,138)	(9,551)
Cash and cash equivalents, beginning of period	208,870	250,187
Cash and cash equivalents, end of period	$185,732	$240,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

Note 1. Principles of Consolidation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of VeriFone Systems, Inc. and our wholly-owned and majority-owned subsidiaries and have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions on Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The Condensed Consolidated Balance Sheet at October 31, 2015 has been derived from the audited Consolidated Balance Sheet at that date. All significant inter-company accounts and transactions have been eliminated. In accordance with the rules and regulations, we have omitted certain information and notes normally provided in our annual consolidated financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring items, necessary for the fair presentation of our financial position and results of operations for the interim periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015. The results of operations for the three months ended January 31, 2016 are not necessarily indicative of the results expected for the entire fiscal year.

During December 2015, our Chief Executive Officer realigned the company to focus on two global product lines: Verifone Systems and Verifone Services. Verifone Systems delivers point of sale electronic payment devices that run our unique operating systems, security and encryption software, and certified payment software for both payments and commerce. Verifone Services delivers device related leasing and maintenance, payment transaction routing and reporting, and commerce based services such as advertising on digital screens. As a result of this organizational change, our reportable segments shifted from geographic-based segments to two global product segments. We determine our operating segments considering our overall management structure, how forecasts are approved, how executive compensation is determined, our organizational chart, as well as how our Chief Executive Officer, who is our chief operating decision maker, regularly reviews our operating results, assesses performance, allocates resources, and makes decisions regarding VeriFone's operations. Our reportable segments are the same as our operating segments. All prior period amounts reported by geographic segment have been reclassified to conform to the current presentation. See Note 12, Segment and Geographic Information, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information.

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

Significant Accounting Policies

During the three months ended January 31, 2016, there have been no changes in our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrations of Credit Risk

For the three months ended January 31, 2016 and 2015, no single customer accounted for more than 10% of our total Net revenues. As of January 31, 2016 and October 31, 2015 no single customer accounted for more than 10% of our total Accounts receivable, net.

Recent Accounting Pronouncements

During May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as amended by ASU 2015-14 on July 9, 2015, which provides new guidance on the recognition of revenue and states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of reporting periods beginning after December 15, 2016. We are currently evaluating our adoption timing, the transition method we will use and the impact of this new pronouncement on our consolidated financial position and results of operations.

During January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which provides new guidance on the recognition, measurement, presentation, and disclosure of financial assets and liabilities. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted only for certain provisions. We are currently in the process of evaluating the impact of this new pronouncement on our consolidated financial position and results of operations.

During February 2016, the FASB issued ASU 2016-02, Leases, which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In connection with this new guidance, the FASB created Topic 842, Leases, which supersedes Topic 840, Leases. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. We are currently in the process of evaluating the impact of this new pronouncement on our consolidated financial position and results of operations.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2. Business Combinations

Fiscal Year 2016 Acquisition

On December 23, 2015, we acquired InterCard AG, a leading Payment-as-a-Service provider in Germany, in exchange for 85.0 million Euro in cash paid on the acquisition date (approximately $92.4 million at the foreign exchange rate on the acquisition date) plus 1.2 million Euro (approximately $1.3 million at the foreign exchange rate as of January 31, 2016), that will be paid in the second quarter of fiscal 2016. The acquisition was accounted for using the acquisition method of accounting, and the results of InterCard are included in our financial results as of the acquisition date. We acquired InterCard to expand our Payment-as-a-Service offerings in Germany. Tangible assets acquired, net of liabilities assumed, totaled $3.5 million. Purchased intangible assets, which have a weighted-average amortization useful life of 8.7 years, totaled $42.7 million related to customer relationships, $7.8 million related to developed and core technology, and $2.2 million related to other intangible assets. Goodwill from the acquisition totaled $37.6 million and was assigned to our Verifone Services reportable segment. The goodwill recognized will not be deductible for income tax purposes. Because of the short time frame since the acquisition closed, at January 31, 2016 we recorded some acquired assets and liabilities assumed based upon their preliminary fair values as of December 23, 2015. The primary areas of the preliminary purchase price allocation that have not yet finalized are the fair value related to certain receivables, employee compensation accruals, income tax and non-income based taxes.

On February 2, 2016, we acquired AJB Software Design Inc., a Toronto-based provider of payment gateway and switching solutions for large merchants in the U.S. and Canada, for approximately $79.5 million in cash, subject to certain upward adjustments, including the payment of additional contingent consideration of up to $10.0 million in cash upon the achievement of earn-out milestones. This acquisition will be accounted for using the acquisition method of accounting. Prior to the acquisition, during January 2016, we signed an agreement pursuant to which we deposited $10.0 million in escrow pending the deal closure. The escrow amount was included in Prepaid and Other Current Assets at January 31, 2016. We acquired AJB Software to expand our suite of services offerings. The results of operations for AJB Software will be included in our financial results effective February 2, 2016.

Fiscal Year 2015 Acquisitions

In fiscal year 2015, we completed five business combinations for consideration totaling $29.6 million, including $22.1 million of cash paid on the relevant acquisition date, $5.7 million in future consideration and contingent consideration with a fair value of $1.8 million at the relevant acquisition date. Each acquisition was accounted for using the acquisition method of accounting. These acquisitions were completed to augment our existing service offerings. Purchased intangible assets totaled $9.0 million related to developed and core technology, $2.8 million related to customer relationships, and $0.5 million related to other intangible assets. Goodwill from these acquisitions totaled $16.6 million, of which $5.1 million will be deductible for income tax purposes. None of these business combinations closed in the three months ended January 31, 2015.

Note 3. Net Income per Share of Common Stock

Basic net income per share of common stock is computed by dividing net income attributable to VeriFone Systems, Inc. stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net income per share of common stock is computed using the weighted average number of shares of common stock outstanding plus the effect of common stock equivalents, unless the common stock equivalents are anti-dilutive. The potential dilutive shares of our common stock resulting from assumed exercises of equity related instruments are determined using the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock will result in a greater number of dilutive securities.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the computation of net income per share of common stock (in thousands, except per share data):

	Three Months Ended January 31,
	2016	2015
Basic and diluted net income per share attributable to VeriFone Systems, Inc. stockholders:
Numerator:
Net income attributable to VeriFone Systems, Inc. stockholders	$23,501	$13,848
Denominator:
Weighted average shares attributable to VeriFone Systems, Inc. stockholders - basic	111,266	113,443
Weighted average effect of dilutive securities:
Stock options, RSUs and RSAs	1,085	2,036
Weighted average shares attributable to VeriFone Systems, Inc. stockholders - diluted	112,351	115,479
Net income per share attributable to VeriFone Systems, Inc. stockholders:
Basic	$0.21	$0.12
Diluted	$0.21	$0.12

For the three months ended January 31, 2016 and 2015, equity incentive awards representing 3.4 million and 1.3 million shares of common stock, respectively, were excluded from the calculation of weighted average shares for diluted net income per share as they were anti-dilutive. Anti-dilutive awards, which include stock options, RSUs and RSAs, could impact future calculations of diluted net income per share if the fair market value of our common stock increases.

Note 4. Stock Repurchase Program
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
During the three months ended January 31, 2016, we repurchased approximately 2.6 million shares of our common stock on the open market at an average repurchase price of $28.02 per share. As of January 31, 2016, there was approximately $50.0 million remaining available for stock repurchases under the current program.

Note 5. Income Taxes

We recorded tax provisions totaling $2.0 million and $1.4 million for the three months ended January 31, 2016 and 2015, respectively. The income tax provisions for the three months ended January 31, 2016 and January 31, 2015 are primarily related to foreign taxes offset by the reversal of unrecognized tax benefits where statutes of limitations expired and audits were settled.

Our total unrecognized tax benefits were approximately $108.5 million as of January 31, 2016. The amount of unrecognized tax benefits could be reduced upon closure of tax examinations or if the statute of limitations on certain tax filings expires without assessment from the relevant tax authorities. We believe that it is reasonably possible that there could be an immaterial reduction in unrecognized tax benefits due to statute of limitation expirations in multiple tax jurisdictions during the next 12 months. Interest and penalties accrued on these uncertain tax positions will also be released upon the expiration of the applicable statute of limitations.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. Internal Revenue Service Tax Audit Assessment

We are currently under audit by the U.S. Internal Revenue Service for fiscal years 2005 through 2010 related to our five year net operating loss carry back for fiscal year 2010. We have received a Notice of Proposed Adjustment indicating the denial of our worthless stock deduction of $154.3 million, related to the insolvency of one of our UK subsidiaries, recorded on our 2010 tax return. The impact of the Notice of Proposed Adjustment is the denial of the loss carryback to 2005 and 2006 which resulted in an approximately $25.0 million cash refund and the disallowance of approximately $29.0 million of future tax benefits residing in the NOL carryover which are offset with a valuation allowance. We filed our protest to the Notice of Proposed Assessment in April 2015 and believe the Internal Revenue Service position for the denial is without merit. We are currently in the appeals process with the Internal Revenue Service.

Israel Tax Audit Assessment

We are currently under audit by the Israeli Tax Authorities for fiscal years 2008 through 2009, and 2011 through 2013. The Israeli Tax Authorities issued a tax assessment in October 2014 for fiscal year 2009 or alternatively for fiscal year 2008 claiming there was a business restructuring that resulted in a transfer of some functions, assets and risks from VeriFone Israel Ltd. to the U.S. parent company that the Israeli Tax Authorities claim was a sale valued at 1.36 billion New Israeli Shekels (approximately $343.9 million at the foreign exchange rate as of January 31, 2016). The Israeli Tax Authorities argued that the claim applies to fiscal year 2009 or alternatively to fiscal year 2008. We filed our objection to the tax assessment in January 2015 and received the Israeli Tax Authorities decision through an Order (a second stage assessment) in January 2016. The Order increased the value of the sale to 2.20 billion New Israeli Shekels in fiscal year 2009 (approximately $555.9 million at the foreign exchange rate as of January 31, 2016) or alternatively 2.23 billion New Israeli Shekels in fiscal year 2008 (approximately $562.3 million at the foreign exchange rate as of January 31, 2016) and contended secondary adjustments relating to deemed dividend and/or interest.

Based on the Order, these and other claims result in a tax liability and deficiency penalty assessment in the amount of 1.25 billion New Israeli Shekels (approximately $314.5 million at the foreign exchange rate as of January 31, 2016), if the claim was assessed for fiscal year 2009, to 1.47 billion New Israeli Shekels (approximately $371.2 million at the foreign exchange rate as of January 31, 2016) if the claim was assessed for fiscal year 2008, including interest, the required Israeli price index adjustments (referred to as the linkage differentials) and deficiency fines (as applicable) through January 26, 2016, the date of the Order. The Israeli Tax Authorities' contention regarding secondary adjustments relating to deemed dividend was not quantified by them.

We continue to believe the Israeli Tax Authorities' assessment position is without merit and plan on appealing the assessment to the district court. We have agreed with the Israeli Tax Authorities to repay our $69.0 million intercompany loan from VeriFone Israel Ltd. to the extent of the amount of a final agreed tax assessment concerning fiscal year 2008 and fiscal year 2009 or a judgment of a district court in an appeal on the decision of the Israeli Tax Authorities in the objection, if any.

Note 6. Balance Sheet and Statement of Operations Details

Inventories

Inventories consisted of the following (in thousands):

	January 31, 2016	October 31, 2015
Raw materials	$29,746	$30,297
Work-in-process	2,965	2,588
Finished goods	104,005	96,831
Total inventories	$136,716	$129,716

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accruals and Other Current Liabilities

Accruals and other current liabilities consisted of the following (in thousands):

	January 31, 2016	October 31, 2015
Accrued expenses	$84,993	$85,973
Accrued compensation	52,284	69,174
Other current liabilities	82,847	74,753
Total accruals and other current liabilities	$220,124	$229,900

Other current liabilities were comprised primarily of sales and value-added taxes payable, accrued warranty, and customer deposits.

Accrued Warranty

Activity related to accrued warranty for the three months ended January 31, 2016 consisted of the following (in thousands):

Balance at beginning of period	$16,320
Warranty charged to Cost of net revenues	3,026
Utilization of warranty accrual	(3,857)
Other	(80)
Balance at end of period	15,409
Less: current portion	(12,313)
Long-term portion	$3,096

Deferred Revenue, Net

Deferred revenue, net of related costs consisted of the following (in thousands):

	January 31, 2016	October 31, 2015
Deferred revenue	$170,698	$157,747
Deferred cost of revenue	(20,351)	(19,526)
Deferred revenue, net	150,347	138,221
Less: current portion	(92,088)	(82,899)
Long-term portion	$58,259	$55,322
Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	January 31, 2016	October 31, 2015
Unrecognized tax benefits liability, net	$35,175	$35,860
Contingent consideration payable	10,909	10,776
Other long-term liabilities	37,220	32,260
Total other long-term liabilities	$83,304	$78,896

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation Expense

The following table presents the stock-based compensation expense recognized in our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended January 31,
	2016	2015
Cost of net revenues	$812	$719
Research and development	1,908	2,744
Sales and marketing	3,259	4,080
General and administrative	4,481	4,612
Total stock-based compensation expense	$10,460	$12,155

Accumulated Other Comprehensive Loss

Activity related to Accumulated other comprehensive loss consisted of the following (in thousands):

	Foreign currency translation adjustments	Unrealized loss on derivatives designated as cash flow hedges (1)	Other (2)	Total
Balance at October 31, 2015	$(286,662)	$(4,409)	$(1,250)	$(292,321)
Losses before reclassifications, net of tax	(38,229)	(1,687)	—	(39,916)
Amounts reclassified from Accumulated other comprehensive loss, net of tax	—	1,162	26	1,188
Other comprehensive gain (loss)	(38,229)	(525)	26	(38,728)
Balance at January 31, 2016	$(324,891)	$(4,934)	$(1,224)	$(331,049)

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

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present our significant assets and liabilities that are measured at fair value on a recurring basis and their classification within the fair value hierarchy (in thousands). There were no transfers between levels of fair value hierarchy in the three months ended January 31, 2016 and the fiscal year ended October 31, 2015.

	January 31, 2016				October 31, 2015
	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets
Other current and long-term assets:
Derivative financial instruments	$60	$—	$60	$—	$53	$—	$53	$—
Total assets measured and recorded at fair value	$60	$—	$60	$—	$53	$—	$53	$—

Liabilities
Other current and long-term liabilities:
Contingent consideration payable	$13,128	$—	$—	$13,128	$12,786	$—	$—	$12,786
Derivative financial instruments	5,075	—	5,075	—	4,784	—	4,784	—
Total liabilities measured and recorded at fair value	$18,203	$—	$5,075	$13,128	$17,570	$—	$4,784	$12,786

Fair Value of Contingent Consideration Payable

The following table presents changes in our contingent consideration payable which is categorized in Level 3 of the fair value hierarchy (in thousands):

January 31, 2016
Balance at beginning of period	$12,786
Payments	(148)
Changes in estimates, included in Other income (expense), net	(27)
Interest expense, net	517
Balance at end of period	$13,128

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

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Financial Instruments

Interest Rate Swap Agreements Designated as Cash Flow Hedges

We use interest rate swap agreements to hedge the variability in cash flows related to interest payments. As of January 31, 2016, we had outstanding interest rate swap agreements to effectively convert $500.0 million of the term A loan from a floating rate plus applicable margin to a 1.20% fixed rate. The principal amount under the term A loan covered by the new interest rate swap agreements will decrease to $450.0 million from April 1, 2017 through September 30, 2017, and $400.0 million from October 1, 2017 through March 30, 2018. The swap agreements expire March 30, 2018.

The interest rate swaps qualify for hedge accounting treatment as cash flow hedges. The notional amounts of interest rate swap agreements outstanding as of January 31, 2016 and October 31, 2015 were each $500.0 million.

Gains and losses arising from the effective portion of interest rate swap agreements are recorded in Accumulated other comprehensive loss, and are subsequently reclassified into earnings in the period or periods during which the underlying transactions affect earnings. As of January 31, 2016, the estimated net derivative loss related to our cash flow hedges included in Accumulated other comprehensive loss that will be reclassified into earnings in the next 12 months is $3.4 million.

Foreign Exchange Forward Contracts Not Designated as Hedging Instruments

We arrange and maintain foreign exchange forward contracts so as to yield gains or losses to offset changes in foreign currency denominated assets or liabilities due to changes in foreign exchange rates, with the objective to mitigate the volatility associated with foreign currency transaction gains or losses. Our foreign currency exposures are predominantly inter-company receivables and payables arising from product sales and loans from one of our entities to another. Our foreign exchange forward contracts generally mature within 90 days. The notional amounts of such contracts outstanding as of January 31, 2016 and October 31, 2015 were $156.3 million and $219.6 million, respectively.

We recognized the following gains on foreign exchange forward contracts not designated as cash flow hedges (in thousands):

	Three Months Ended January 31,
	2016	2015
Gains recognized in Other income (expense), net in our Condensed Consolidated Statements of Operations	$4,310	$11,534

Note 8. Goodwill and Purchased Intangible Assets

Goodwill

Activity related to goodwill by reportable segment consisted of the following (in thousands):

	Three months ended January 31, 2016
	Verifone Systems	Verifone Services	Total
Balance at beginning of period	$512,459	$571,572	$1,084,031
Acquisitions	—	37,558	37,558
Other adjustments	—	(762)	(762)
Currency translation adjustments	(10,514)	(14,413)	(24,927)
Balance at end of period	$501,945	$593,955	$1,095,900

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the change to our two new operating segments, we have realigned our reporting units. Verifone Systems represents one reporting unit, and Verifone Services is comprised of two reporting units, Taxi Solutions and Verifone Payment Services. In connection with this reporting unit realignment, during the first quarter of 2016 we also updated our goodwill impairment assessment based on a quantitative analysis. We first evaluated the goodwill of our reporting units immediately prior the realignment and concluded that there was no impairment. We then allocated our goodwill to the new reporting units using a relative fair value approach, and re-confirmed that there is no impairment.

We will perform an interim review for potential goodwill impairment indicators in future quarters. During the fourth quarter of fiscal year 2016, we will perform our annual goodwill impairment assessment.

Purchased Intangible Assets, Net

Purchased Intangible assets, net consisted of the following (in thousands):

	January 31, 2016			October 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$608,799	$(298,965)	$309,834	$591,930	$(298,812)	$293,118
Other	89,399	(59,978)	29,421	115,143	(90,744)	24,399
Total	$698,198	$(358,943)	$339,255	$707,073	$(389,556)	317,517

Other intangible assets, net, were comprised primarily of developed and core technology and trade names.

Activity related to purchased intangible assets during the three months ended January 31, 2016 includes a $16.6 million currency translation adjustment to Gross carrying amount and a $9.2 million currency translation adjustment to Accumulated amortization.

Amortization of purchased intangible assets was allocated as follows (in thousands):

	Three Months Ended January 31,
	2016	2015
Included in Cost of net revenues	$3,989	$4,659
Included in Operating expenses	19,626	22,332
Total amortization of purchased intangible assets	$23,615	$26,991

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total future amortization expense for purchased intangible assets that have finite lives, based on our existing intangible assets and their current estimated useful lives as of January 31, 2016, is estimated as follows (in thousands):

	Cost of Net Revenues	Operating Expenses	Total
Fiscal Years Ending October 31:
Remaining of fiscal year 2016	$9,281	$58,127	$67,408
2017	5,439	55,972	61,411
2018	3,343	53,637	56,980
2019	2,049	50,397	52,446
2020	1,480	35,080	36,560
Thereafter	2,421	62,029	64,450
Total future amortization expense	$24,013	$315,242	$339,255

Note 9. Financings

Amounts outstanding under our financing arrangements consisted of the following (in thousands):

	January 31, 2016	October 31, 2015
Credit Agreement
Term A loan	$555,000	$562,500
Term B loan	197,000	197,500
Revolving loan	191,378	54,000
Other	3,115	342
Total principal payments due	946,493	814,342
Less: original issue discount and debt issuance cost	(13,957)	(15,013)
Total amounts outstanding	932,536	799,329
Less: current portion	(49,322)	(39,088)
Long-term portion	$883,214	$760,241

Credit Agreement

Key terms of our credit agreement include financial maintenance covenants and certain representations, warranties, covenants, and conditions that are customarily required for similar financings. We were in compliance with all financial covenants under our credit agreement as of January 31, 2016.

Borrowings under the credit agreement may be “Base Rate Borrowings” or “Eurodollar Borrowings” at our option. As of January 31, 2016, we have elected the Eurodollar option for all of our borrowings. Eurodollar loans bear interest at a monthly market interest rate plus a margin according to the credit agreement. As of January 31, 2016, the monthly market interest rate was 0.43% for our term A and revolver loans, and 0.75% for our term B loan, and the margins were 2.00% for our term A and revolver loans and 2.75% for our term B loan. Accordingly, as of January 31, 2016, the interest rate was 2.43% for the term A and revolving loans and 3.50% for the term B loan.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have a number of interest rate swap agreements under which we pay banks a fixed rate of 1.20% and receive a monthly floating rate, which effectively converts $500.0 million of the term A loan from a floating interest rate to a fixed interest rate as of January 31, 2016.

As of January 31, 2016, the commitment fee for the unused portion of the revolving loan was 0.375% per annum, payable quarterly in arrears, and the amount available to draw under the revolving loan was $308.6 million.

Note 10. Restructurings

As part of our cost optimization and corporate transformation initiatives, our management has approved, committed to and initiated restructuring plans to reduce headcount, and consolidate facilities and data centers. The June 2014 and July 2015 plans are expected to be substantially complete by the end of fiscal year 2016.

Activity related to our restructuring plans consisted of the following (in thousands):

	Restructuring Plans
	June 2014 Plan		July 2015 Plan
	Employee Involuntary Termination Benefits	Facilities Related Costs	Employee Involuntary Termination Benefits	Total
Balance at October 31, 2015	$1,027	$5	$5,090	$6,122
Charges, net of adjustments	209	—	(306)	(97)
Cash payments	(137)	(5)	(1,964)	(2,106)
Balance at January 31, 2016	$1,099	$—	$2,820	$3,919
Cumulative costs to date	$12,432	$853	$7,037

The following table presents the restructuring expense recognized in our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended January 31,
	2016	2015
Cost of net revenues	$(61)	$83
Research and development	33	122
Sales and marketing	(470)	685
General and administrative	401	483
Total restructuring expense	$(97)	$1,373

Note 11. Commitments and Contingencies

Commitments

There have been no material changes to our leases and manufacturing agreements since October 31, 2015.

Bank Guarantees

We have issued bank guarantees with maturities ranging from two months to six years to certain of our customers and vendors as required in some countries to support certain performance obligations under our service or other agreements with those parties. As of January 31, 2016, the maximum amount that may become payable under these guarantees was $11.2 million, of which $1.3 million was collateralized by restricted cash deposits.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Letters of Credit

We provide standby letters of credit in the ordinary course of business to third parties as required. As of January 31, 2016, the maximum amounts that may become payable under these letters of credit was $2.6 million.

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

Brazilian Tax Assessments

State Value-Added Tax

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the São Paulo State Revenue Department for collection of state sales taxes related to purported sales of software for the 1998 and 1999 tax years. In 2004, an appeal against this unfavorable administrative decision was filed in a judicial proceeding. The first level decision in the judicial proceeding was issued in our favor. The São Paulo State Revenue Department filed an appeal of this decision. The second level administrative decision ordered that the case be returned to the lower court in order to allow the production of further evidence. Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible that we may receive an unfavorable decision in this proceeding. The tax assessment including estimated interest through January 31, 2016 for this matter totals approximately 8.7 million Brazilian reais (approximately $2.1 million at the foreign exchange rate as of January 31, 2016). As of January 31, 2016, we have not accrued for this matter, but we have posted a bank bond as a guaranty.

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

In the Vitória tax assessment, the fines were reduced from 4.7 million Brazilian reais (approximately $1.1 million at the foreign exchange rate as of January 31, 2016) to 1.5 million Brazilian reais (approximately $360,000 at the foreign exchange rate as of January 31, 2016) on a first level administrative decision on January 26, 2007. Both we and the tax authorities filed appeals of the first level administrative decision. In this appeal, we argued that the tax authorities did not have enough evidence to determine that the import transactions were indeed fraudulent and that, even if there were some irregularities in such importations, they could not be deemed to be our responsibility since all the transactions were performed by the third-party importer of the goods. On June 30, 2010, the Taxpayers Administrative Council of Tax Appeals decided to reinstate the original claim amount of 4.7 million Brazilian reais (approximately $1.1 million at the foreign exchange rate as of January 31, 2016) against us. On February 27, 2013, the Taxpayers Administrative Council of Tax Appeals issued its formal ruling reinstating the original claim amount. On May 31, 2013, we filed a motion to clarify such ruling, which is pending a decision.

In the Itajai tax assessment, we were notified on January 18, 2008, of a first level administrative decision rendered that maintained the total fine of 2.0 million Brazilian reais (approximately $490,000 at the foreign exchange rate as of January 31, 2016) as imposed, excluding interest. On May 27, 2008, we appealed the first level administrative decision to the Taxpayers Council. This matter is pending second level decision.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2013, we sought to enroll the entire amount of tax liabilities in dispute for both the Vitória and Itajai assessments in the REFIS Amnesty. However, because we are named as a jointly-liable party rather than as the primary defendant in these matters, these assessments were not listed in the REFIS Amnesty web-based portal as available for election under the REFIS Amnesty. We believe these matters qualify for inclusion in the REFIS Amnesty and have filed the required notifications to our local tax office and commenced payments to indicate our decision to enroll these matters in the REFIS Amnesty. We expect the tax authorities' confirmation that these matters have been included in the REFIS Amnesty once they complete their procedures to consolidate the enrolled assessments. We elected to make the amnesty payments for these matters in monthly installments over a 30-month period for total payments, inclusive of interest and penalties, of 7.6 million Brazilian reais (approximately $1.9 million at the foreign exchange rate as of January 31, 2016). We accrued the full amount of the payments, plus estimated interest, under the REFIS Amnesty for these matters in December 2013 when we enrolled in the program, and made our first payment on December 26, 2013. As of January 31, 2016, we have remaining installment payments totaling 0.3 million Brazilian reais (approximately $64,000 at the foreign exchange rate as of January 31, 2016).

We had previously accrued the estimated liability for both the Vitória and Itajai assessments. Based on our understanding of the underlying facts of these matters, we believe it is probable we may receive an unfavorable decision for each of these assessments unless we are able to resolve these matters through the REFIS Amnesty. Upon confirmation of acceptance of these matters into the REFIS Amnesty, we will reduce our accrued liabilities related to these matters to reflect the discounted amounts due under the REFIS Amnesty. As of January 31, 2016, we have accruals totaling 12.3 million Brazilian reais (approximately $3.0 million at the foreign exchange rate as of January 31, 2016).

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

For the 2002 assessment, we applied available net operating losses, to the extent permitted, toward the interest and penalties portion of the settlement obligation under the REFIS Amnesty. For the remaining balance, we elected to make the amnesty payments in monthly installments over a 90-month period for total payments of 2.2 million Brazilian reais (approximately $546,000 at the foreign exchange rate as of January 31, 2016). We accrued the full amount of the payments, plus estimated interest, under the REFIS Amnesty for this matter in December 2013 when we enrolled in the program, and made our first payment on December 26, 2013. In the first quarter of fiscal year 2015, based on new provisions made available under the REFIS Amnesty, we elected to pay all remaining outstanding amounts due under the REFIS Amnesty in relation to the 2002 assessment, and settled such payments using cash and additional available net operating losses.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the 2003 assessments, we applied available net operating losses, to the extent permitted, toward the interest and penalties portion of the settlement obligation under the REFIS Amnesty. At the time we initially appealed the 2003 assessments to the civil courts, we were required to make a deposit of 2.8 million Brazilian reais (approximately $700,000 at the foreign exchange rate as of January 31, 2016) to the court in order to perfect our appeal. In light of our enrollment of certain of the 2003 assessments in the REFIS Amnesty, we have notified the civil court of our enrollment and requested the release of the portion of the deposit for the assessments enrolled in the REFIS Amnesty, which totals 675,000 Brazilian reais (approximately $167,000 at the foreign exchange rate as of January 31, 2016). Once approved by the court, the released funds will be applied against the settlement obligation under the REFIS Amnesty. Approximately 2.2 million Brazilian reais (approximately $535,000 at the foreign exchange rate as of January 31, 2016) will remain deposited in connection with the 2003 assessments that will continue in the civil courts and which deposits will be released to the prevailing party after resolution of the underlying assessments.

Excluding the assessments that have been enrolled in the REFIS Amnesty for this matter, which have been accrued as described above, and excluding the net operating losses still at issue, the remaining assessments total approximately 3.5 million Brazilian reais (approximately $875,000 at the foreign exchange rate as of January 31, 2016), including estimated penalties and interest, as of January 31, 2016. Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible we may receive an unfavorable decision related to these remaining assessments.

We also elected to enroll a number of outstanding tax offset requests that were previously applied for by the Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 in the REFIS Amnesty. These outstanding tax offset requests relate to different tax debts, primarily for IRPJ, PIS and COFINS for past tax years, and total approximately 2.5 million Brazilian reais (approximately $617,000 at the foreign exchange rate as of January 31, 2016), including estimated penalties and interest. We applied available net operating losses toward the interest and penalties portion of the settlement obligation under the REFIS Amnesty. For the remaining balance, we elected to make the amnesty payments in monthly installments over a 90-month period for total payments of 1.3 million Brazilian reais (approximately $330,000 at the foreign exchange rate as of January 31, 2016). We accrued the full amount of the payments, plus estimated interest, under the REFIS Amnesty for these matters in December 2013 when we enrolled in the program, and made our first payment on December 26, 2013. After further review, the tax authorities agreed with our positions in certain of these cases and reduced our liabilities under the REFIS Amnesty. In the first quarter of fiscal year 2015, based on new provisions made available under the REFIS Amnesty, we elected to pay all remaining outstanding amounts due under the REFIS Amnesty in relation to the remaining tax offset requests, and settled such payments using cash and additional available net operating losses.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Municipality Services Tax Assessments

In December 2009, one of the Brazilian subsidiaries that was acquired as part of the Lipman acquisition was notified of a tax assessment regarding alleged nonpayment of tax on services rendered for the period from September 2004 to December 2004. This assessment was issued by the municipality of São Paulo (the "municipality"), and asserts a services tax deficiency and related penalties totaling 875,000 Brazilian reais (approximately $216,000 at the foreign exchange rate as of January 31, 2016), excluding interest. The municipality claims that the Brazilian subsidiary rendered certain services within the municipality of São Paulo but simulated that those services were rendered in another city. At the end of December 2010 the municipality issued further tax assessments alleging the same claims for 2005 through June 2007. These additional subsequent claims assert services tax deficiencies and related penalties totaling 5.9 million Brazilian reais (approximately $1.5 million at the foreign exchange rate as of January 31, 2016), excluding interest. We received unfavorable decisions from the administrative courts, which ruled to maintain the tax assessments for each of these matters. No further grounds of appeal are available to us for these assessments within the administrative courts. In October 2012, as a result of the decision at the administrative level, the tax authorities filed an enforcement action in the civil courts to collect on the services tax assessments amounts awarded by the administrative court, and seeking other related costs and fees. On March 6, 2013, we filed our defensive claims in the civil courts in response to the tax authorities' enforcement action. In February 2013 the tax authorities filed an additional enforcement action in the civil courts to collect on the penalties related to the services tax assessments amounts awarded by the administrative courts. Based on our understanding of the underlying facts of this matter and our evaluation of the potential outcome at the judicial level, we believe it is reasonably possible that our Brazilian subsidiary will be required to pay some amount of the alleged tax assessments and penalties related to these matters, as well as amounts of interest and certain costs and fees imposed by the court related thereto. As of January 31, 2016, the amount of the alleged tax assessments and penalties related to these matters was approximately 22.3 million Brazilian reais (approximately $5.5 million at the foreign exchange rate as of January 31, 2016), including interest, costs and fees related thereto.

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the municipality of Curitiba for collection of alleged services tax deficiency. An appeal against this unfavorable administrative decision was filed in a judicial proceeding and currently the case is pending the municipality of Curitiba's compliance with the writ of summons. As of January 31, 2016, the underlying assessment, including estimated interest, was approximately 5.2 million Brazilian reais (approximately $1.3 million at the foreign exchange rate as of January 31, 2016). Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible that we may receive an unfavorable decision in this proceeding.

Patent Infringement Claims

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

On December 2, 2015, the Federal Circuit again granted judgment in our favor of no infringement as a matter of law. Cardsoft did not timely file another petition for certiorari with the U.S. Supreme Court and although certain related proceedings are still pending in the District Court, we no longer believe this matter could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Israel Securities Class Actions

On January 27, 2008, a class action complaint was filed against us in the Central District Court in Tel Aviv, Israel on behalf of purchasers of our stock on the Tel Aviv Stock Exchange. The complaint sought compensation for damages allegedly incurred by the class of plaintiffs due to the publication of erroneous financial reports. We filed a motion to stay the action, in light of the proceedings already filed in the U.S., on March 31, 2008. A hearing on the motion was held on May 25, 2008. Further briefing in support of the stay motion, specifically with regard to the threshold issue of applicable law, was submitted on June 25, 2008. On September 11, 2008, the Israeli District Court ruled in our favor, holding that U.S. law would apply in determining our liability. On October 7, 2008, plaintiffs filed a motion for leave to appeal the Israeli District Court's ruling to the Israeli Supreme Court. Our response to plaintiffs' appeal motion was filed on January 21, 2009. The Israeli District Court stayed its proceedings until the Israeli Supreme Court rules on plaintiffs' motion for leave to appeal. On January 27, 2010, after a hearing before the Israeli Supreme Court, the court dismissed the plaintiffs' motion for leave to appeal and addressed the case back to the Israeli District Court. The Israeli Supreme Court instructed the Israeli District Court to rule whether the Israel class action should be stayed, under the assumption that the applicable law is U.S. law. Plaintiffs subsequently filed an application for reconsideration of the Israeli District Court's ruling that U.S. law is the applicable law. Following a hearing on plaintiffs' application, on April 12, 2010, the parties agreed to stay the proceedings pending resolution of the U.S. securities class action, without prejudice to plaintiffs' right to appeal the Israeli District Court's decision regarding the applicable law to the Israeli Supreme Court. On May 24, 2010, plaintiff filed a motion for leave to appeal the decision regarding the applicable law with the Israeli Supreme Court. In August 2010, plaintiff filed an application to the Israeli Supreme Court arguing that the U.S. Supreme Court's decision in Morrison et al. v. National Australia Bank Ltd., 561 U.S. 247, 130 S. Ct. 2869 (2010), may affect the outcome of the appeal currently pending before the Court and requesting that this authority be added to the Court's record. Plaintiff concurrently filed an application with the Israeli District Court asking that court to reverse its decision regarding the applicability of U.S. law to the Israel class action, as well as to cancel its decision to stay the Israeli proceedings in favor of the U.S. class action in light of the U.S. Supreme Court's decision in Morrison. On August 25, 2011, the Israeli District Court issued a decision denying plaintiff's application and reaffirming its ruling that the law applicable to the Israel class action is U.S. law. The Israeli District Court also ordered that further proceedings in the case be stayed pending the decision on appeal in the U.S. class action.

On November 13, 2011, plaintiff filed an amended application for leave to appeal addressing the Israeli District Court's ruling. We filed an amended response on December 28, 2011. On January 1, 2012, the Israeli Supreme Court ordered consideration of the application by three justices. On July 2, 2012, the Israeli Supreme Court ordered us to file an updated notice on the status of the proceedings in the U.S. securities class action then pending in the U.S. Court of Appeals for the Ninth Circuit by October 1, 2012. On October 11, 2012, we filed an updated status notice in the Israeli Supreme Court on the proceedings in the U.S. securities class action pending at the time in the U.S. Court of Appeals for the Ninth Circuit. On January 9, 2013, the Israeli Supreme Court held a further hearing on the status of the appeal in the U.S. Court of Appeals for the Ninth Circuit and recommended that the parties meet and confer regarding the inclusion of the Israeli plaintiffs in the federal class action pending in the U.S. On February 10, 2013, the Israeli Supreme Court issued an order staying the case pursuant to the joint notice submitted to the court by the parties on February 4, 2013. The plaintiff and putative class members in this action are included in the stipulated settlement of the federal securities class action, In re VeriFone Holdings, Inc., disclosed above unless an individual plaintiff opts out. Following the February 25, 2014 judgment and orders by the U.S. court, on May 1, 2014, the parties in the Israel class action filed a joint motion requesting that the Israeli Supreme Court renew the proceedings on appeal concerning the determination of the applicable law. A hearing was held on June 23, 2014 concerning whether the Israel class action should proceed in light of the settlement in the U.S. class action. On July 27, 2014, the plaintiff filed a supplemental pleading at the court’s request. We filed our reply pleading on August 21, 2014, and plaintiff filed a further response pleading on September 4, 2014. On April 2, 2015, the Israeli Supreme Court ruled that the Israeli class action is estopped by the U.S. class action settlement and dismissed the case.

On May 12, 2015, a new class action complaint was filed against us in Israel alleging similar claims as the dismissed Israeli class action, and alleging that Israeli shareholders were deprived of due process in the U.S. class action settlement proceedings. We are opposing the new class action on substantially the same grounds on which the previous case was dismissed.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 29, 2015, the plaintiff in the 2008 Israel Securities Class Action filed a motion for award of compensation and attorneys’ fees based on the amount of settlement compensation received by Israelis in the U.S. class action. On January 14, 2016, the Israeli District Court denied this motion. Plaintiff has not timely appealed, and this ruling is now final.

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

Dolled v. Bergeron et al.

On April 19, 2013, a derivative action, Dolled v. Bergeron et al., Case No. 113-CV-245056, was filed in the Superior Court of California, County of Santa Clara in connection with our February 20, 2013 announcement of preliminary financial results for the fiscal quarter ended January 31, 2013. The action, brought derivatively on behalf of VeriFone, names VeriFone as a nominal defendant and brings claims for insider selling, breach of fiduciary duty and unjust enrichment variously against certain of our current and former officers and directors. The complaint seeks unspecified monetary damages, restitution and disgorgement of profits and compensation paid to defendants, injunctive relief directing us to reform its corporate governance, and payment of the plaintiff's costs and attorneys' fees. On May 30, 2013, the court entered the parties' stipulation and proposed order, which appointed plaintiff and plaintiff's counsel as lead plaintiff and lead counsel, respectively, in the consolidated action, captioned In re VeriFone Systems, Inc. Derivative Litigation. The next case management conference is scheduled for September 23, 2016.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Zoumboulakis v. McGinn et al.

On May 24, 2013, a federal derivative action, Zoumboulakis v. McGinn et al., Case No. 13-CV-02379, was filed in the U.S. District Court for the Northern District of California against certain current and former directors and officers derivatively on our behalf. The complaint, which names us as a nominal defendant, alleges breach of fiduciary duty and abuse of control and asserts claims under Section 14(a) of the Securities Exchange Act of 1934 for false or misleading financial statements and proxy statement disclosures. The complaint seeks unspecified monetary damages, including exemplary damages, restitution from defendants, injunctive relief directing us to make certain corporate governance reforms, and payment of the plaintiff's costs and attorneys' fees. On August 12, 2013, the court entered defendants' motion seeking to relate this action to the pending shareholder class action, Sanders v. VeriFone Systems, Inc. et al. On October 31, 2013, the court entered a stipulation and order setting a December 31, 2013 deadline for the filing of an amended complaint and setting a January 30, 2014 deadline for defendants to move or answer. An initial case management conference was held on January 17, 2014. On January 21, 2014, plaintiff filed an amended complaint, which removed one of our former officers from the action and added an additional former director as a defendant. The amended complaint brings claims against the defendants for breach of fiduciary duty, abuse of control, violations of Securities Exchange Act Section 14(a), and unjust enrichment. The amended complaint also brings claims for insider trading against three of the named former and current directors. We filed our motion to dismiss the amended complaint on March 7, 2014, plaintiff filed an opposition on April 23, 2014, and we filed our reply on May 16, 2014. On May 27, 2014, the court took the motion to dismiss under submission without oral argument. On August 7, 2014, the court dismissed the amended complaint, with leave to amend. Plaintiff filed a second amended complaint on October 17, 2014. We filed a motion to dismiss the second amended complaint on December 18, 2014. On December 3, 2015, the court granted our motion to dismiss, with leave to amend. On January 20, 2016, plaintiff filed a third amended complaint alleging demand futility with respect to the current Board. We filed our motion to dismiss on March 1, 2016, which motion is scheduled for hearing on June 2, 2016.

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

On June 15, 2015, we filed appeals and interim applications to stay the CCI orders. The appellate court has granted our interim applications to stay all proceedings at least until the final appellate hearing, which commenced on January 19, 2016, and is scheduled to continue on March 28, 2016.

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

Income Tax Uncertainties

As of January 31, 2016, the amount payable for unrecognized tax benefits was $35.2 million, including accrued interest and penalties, none of which is expected to be paid within one year. This amount is included in Other long-term liabilities in our Condensed Consolidated Balance Sheet as of January 31, 2016. We are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur.

Note 12. Segment Information

During the first quarter of 2016, we realigned our organizational structure and changed our reportable segments to be Verifone Systems and Verifone Services. Net revenues and operating income of each segment reflect net revenues and expenses that are directly attributable to that segment. Expenses not allocated to segment operating income include amortization of purchased intangible assets, restructuring expenses, stock-based compensation, as well as general and administrative and corporate research and development expense. We do not separately evaluate assets by segment, and therefore assets by segment are not presented below.

The following table sets forth net revenues for our reportable segments and reconciles segment net revenues to total net revenues (in thousands):

	Three Months Ended January 31,
	2016	2015
Segment net revenues:
Verifone Systems	$337,592	$313,400
Verifone Services	175,964	173,514
Total segment net revenues	513,556	486,914
Amortization of step-down in deferred services net revenues at acquisition	(17)	(688)
Total net revenues	$513,539	$486,226

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth operating income for our reportable segments and reconciles segment operating income to consolidated operating income (in thousands):

	Three Months Ended January 31,
	2016	2015
Operating income by segment:
Verifone Systems	$80,901	$72,413
Verifone Services	42,129	42,816
Total segment operating income	123,030	115,229
Items not attributable to segment operating income:
Amortization of step-down in deferred services net revenues at acquisition	(17)	(688)
Unallocated general and administrative expenses	(47,944)	(42,255)
Unallocated research and development expenses	(4,888)	(5,261)
Other unallocated costs	13	(3,331)
Amortization of purchase intangible assets	(23,615)	(26,991)
Stock-based compensation expense	(10,460)	(12,155)
Restructuring expense	97	(1,373)
Total operating income	$36,216	$23,175

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section should be read in conjunction with our consolidated financial statements and related notes included in our 2015 Annual Report on Form 10-K and the Condensed Consolidated Financial Statements and Notes included in Part I, Item I of this Quarterly Report on Form 10-Q. This section and other parts of this Quarterly Report on Form 10-Q and certain information incorporated by reference herein contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as "may," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential," or "continue," the negative of such terms, or comparable terminology. Such forward-looking statements are based on current expectations, estimates, and projections about our industry and management's beliefs and assumptions, and do not reflect the potential impact of any mergers, acquisitions, or other business combinations or divestitures that have not been completed. Forward-looking statements are not guarantees of future performance, and our actual results may differ materially from the results expressed or implied in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A, Risk Factors, in our 2015 Annual Report on Form 10-K and in Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q, and elsewhere in these reports, including our disclosures of Critical Accounting Policies and Estimates in Part II, Item 7 in our 2015 Annual Report on Form 10-K and in Part I, Item 2 of this Quarterly Report on Form 10-Q, and our disclosures in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our 2015 Annual Report on Form 10-K and in Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q, as well as in our Condensed Consolidated Financial Statements and Notes thereto. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform such statements to actual results or to changes in expectations. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.
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

Overview: Discussion of our business, significant matters, and financial results highlights for the periods presented.

Results of Operations:

•
Consolidated Results of Operations: An analysis and discussion of our financial results comparing our consolidated results of operations for the three months ended January 31, 2016 to the three months ended January 31, 2015.

•
Segment Results of Operations: An analysis and discussion of our financial results comparing the results of operations for each of our two reportable segments, Verifone Systems and Verifone Services, for the three months ended January 31, 2016 to the three months ended January 31, 2015.

Financial Outlook: A discussion of our expectations regarding certain trends that may affect our financial condition and results of operations.

Liquidity and Capital Resources: An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

Contractual Obligations and Off-Balance Sheet Arrangements: Disclosures related to our contractual obligations, contingent liabilities, commitments, and off-balance-sheet arrangements, as of January 31, 2016.

Critical Accounting Policies and Estimates: A discussion of the accounting policies and estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts, as well as recent accounting pronouncements that have had or are expected to have a material impact on our results of operations.

Overview

Our Business

We are a global leader in payments and commerce solutions. We provide expertise, solutions and services that reduce risk and add value at the retail point-of-sale (POS), and enable innovative forms of commerce. For over 30 years, we have been a leader in designing, manufacturing, marketing and supplying a broad range of innovative payment devices and complementary services that enable secure electronic payment transactions and value-added services at the POS. We focus on delivering increasingly innovative POS payment capabilities, value-added services that increase merchant revenues and enhance the consumer experience and solutions that enrich the interaction between merchants and consumers. Key industries in which we operate include financial services, retail, petroleum, restaurant, hospitality, taxi, transportation, and healthcare.

During December 2015 our Chief Executive Officer realigned the company to focus on two global product lines: Verifone Systems and Verifone Services. Verifone Systems delivers point of sale electronic payment devices that run our unique operating systems, security and encryption software, and certified payment software for payments and commerce. Verifone Services delivers device related leasing and maintenance, payment transaction routing and reporting, and commerce based services such as advertising on digital screens. As a result of this organizational change, our reportable segments are Verifone Systems and Verifone Services effective for the first quarter of 2016. All prior period amounts reported by geographic segment have been reclassified to conform to the current presentation.

The markets in which we operate are highly competitive. We compete based on various factors, including product functions and features, pricing, product quality and reliability, design innovation, interoperability with third-party systems and brand reputation. We also compete based on product availability and certifications, as well as service offerings and support. We continue to experience intense competition in Verifone Systems from traditional POS terminal providers and we also see new companies entering our markets, including entrants offering various forms of mobile device based payment options. In certain geographic markets, such as China and Brazil, we see customers requiring a choice of offerings for a lower cost. This trend has increased competition and pricing pressures. Our competitors are introducing increasingly aggressive pricing in these markets and clients are relying more on pricing for their purchase decisions.

Verifone Systems

Sales of our point of sale electronic payment devices and systems by our Verifone Systems business comprise approximately 65.7% of our net revenues in the three months ended January 31, 2016. Our point of sale electronic payment devices run our unique operating systems, security and encryption software, and certified payment software, and are designed to suit our clients' needs in a variety of environments, including traditional multi-lane and countertop implementations, self-service and unattended environments, in-vehicle and portable deployments, as well as mobile commerce. Our systems can securely process a wide range of payment types including signature and PIN-based debit cards, credit cards, NFC/contactless/radio frequency identification cards, or RFID cards, smart cards, pre-paid gift and other stored-value cards, electronic bill payment, signature capture and electronic benefits transfer, or EBT. Our unique architecture enables multiple value-added applications, including third-party applications, such as gift card and loyalty card programs, healthcare insurance eligibility, and time and attendance tracking, and allows these applications to reside on the same system without requiring recertification upon the addition of new applications. With our newest line of Verifone Engage payment solutions, we will be able to deliver richer media and more complex commerce enablement services on our payment terminals to our merchant clients. Security continues to be an important factor for our clients and we have experienced increasing demand for Europay, MasterCard and Visa, or "EMV", capable terminal solutions.

Verifone Services

Verifone Services drives an important part of our business and revenues, accounting for approximately 34.3% of our net revenues in the three months ended January 31, 2016. Our service offerings fall into four main product lines: (i) device-related services, (ii) payment-related services, (iii) commerce-related services, and (iv) omni-commerce services. Device-related services include mechanical and support services such as terminal leasing, “break fix” maintain work, and call center support. Payment-related services include transaction routing, software development and licensing, and security services, such as encryption, tokenization, and our Secure Commerce Architecture. Commerce-related services include our digital media business, which delivers advertising and marketing content to over 90,000 screens, and taxi related services such as mobile hailing. Omni-commerce services bring together payments and commerce both in-store and online.

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

In addition, revenues can be back-end weighted when we receive sales orders and deliver a higher proportion of our systems toward the end of our fiscal quarters. This variability and back-end weighting of orders may adversely affect our results of operations in a number of ways, and could negatively impact revenues and profits. First, the product mix of orders may not align with manufacturing forecasts, which could result in a shortage of the components needed for production. Second, existing manufacturing capacity may not be sufficient to deliver the desired volume of orders in a concentrated time when they are received. Third, back-end weighted demand could negatively impact gross margins through higher labor, delivery, and other manufacturing and distribution costs. If, on the other hand, we were to seek to manage the fulfillment of back-end weighted orders through holding increased inventory levels, we would risk higher inventory obsolescence charges if our sales fall short of our expectations.

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

Significant Matters

Business Combinations

On December 23, 2015, we acquired InterCard AG, a leading Payment-as-a-Service provider in Germany, in exchange for 85.0 million Euro in cash paid on the acquisition date (approximately $92.4 million at the foreign exchange rate on the acquisition date) plus 1.2 million Euro (approximately $1.3 million at the foreign exchange rate as of January 31, 2016), that will be paid in the second quarter of fiscal 2016. We acquired InterCard to expand our Payment-as-a-Service offerings in Germany. InterCard's results are included in our Results of Operations since the acquisition date.

On February 2, 2016, we acquired AJB Software Design Inc., a Toronto-based provider of payment gateway and switching solutions for large merchants in the U.S. and Canada, for approximately $79.5 million in cash, subject to certain upward adjustments, including the payment of additional contingent consideration of up to $10.0 million in cash upon the achievement of earn-out milestones. This acquisition will be accounted for using the acquisition method of accounting. Prior to the acquisition, during January 2016, we signed an agreement pursuant to which we deposited $10 million in escrow pending the deal closure. The escrow amount was included in Prepaid and Other Current Assets at January 31, 2016. We acquired AJB Software to expand our suite of services offerings. The results of operations for AJB Software will be included in our financial results effective February 2, 2016.

Stock Repurchase Program

In September 2015, our Board of Directors authorized a program to repurchase shares of our common stock with an aggregate value of up to $200.0 million, with no expiration from the date of authorization. During the three months ended January 31, 2016, we repurchased 2.6 million shares of our common stock on the open market at an average repurchase price of $28.02 per share, and as of January 31, 2016, there was approximately $50.0 million remaining available for stock repurchases.

Pursuant to this program, shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. The timing and actual amount of the share repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities, including mergers and acquisitions, market conditions and other factors. We are not obligated to repurchase any specific number of shares under the program and the repurchase program may be modified, suspended or discontinued at any time. See Note 4, Stock Repurchase Program, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding this stock repurchase program.

Financial Results Highlights

Overall

•
Our consolidated total net revenues for the three months ended January 31, 2016 were $513.5 million, compared to $486.2 million for the three months ended January 31, 2015, up 5.6% year over year, despite a $36.5 million unfavorable foreign currency impact.

•	Operating income for the three months ended January 31, 2016 was $36.2 million compared to $23.2 million for the three months ended January 31, 2015, a 56.0% improvement.

•	Net cash provided by operating activities for the three months ended January 31, 2016 totaled $63.2 million.

Results of Operations

Consolidated Results of Operations

	Three Months Ended January 31,
	2016	% of net revenues (1)	2015	% of net revenues (1)
	(in thousands, except percentages)
Net revenues:
Systems	$337,592	65.7%	$313,400	64.5%
Services	175,947	34.3%	172,826	35.5%
Total net revenues	513,539	100.0%	486,226	100.0%

Gross margin:
Systems	142,787	42.3%	127,732	40.8%
Services	72,498	41.2%	71,438	41.3%
Total gross margin	215,285	41.9%	199,170	41.0%

Operating expenses:
Research and development	51,668	10.1%	48,903	10.1%
Sales and marketing	54,949	10.7%	57,410	11.8%
General and administrative	52,826	10.3%	47,350	9.7%
Amortization of purchased intangible assets	19,626	3.8%	22,332	4.6%
Total operating expenses	179,069	34.9%	175,995	36.2%
Operating income	36,216	7.1%	23,175	4.8%
Interest expense, net	(8,304)	(1.6)%	(7,895)	(1.6)%
Other income (expense), net	(2,180)	(0.4)%	243	—
Income before income taxes	25,732	5.0%	15,523	3.2%
Income tax provision	1,999	0.4%	1,395	0.3%
Consolidated net income	$23,733	4.6%	$14,128	2.9%
(1) Systems and Services gross margin as a percentage of net revenues is computed as a percentage of the corresponding Systems and Services net revenues.

Net revenues for the three months ended January 31, 2016 were $513.5 million, compared to $486.2 million for the three months ended January 31, 2015, up $27.3 million or 5.6%, net of a $36.5 million negative impact due to unfavorable foreign currency fluctuations due primarily to decrease in the value of the Brazilian real, the Euro, the Australian dollar, and the Argentine Peso.

Net Revenues by Segment

•
Verifone Systems net revenues were $337.6 million, up $24.2 million, primarily as a result of increased demand for EMV capable products in North America, which was offset by foreign currency fluctuations and decreases in demand by some large customers for other products in other markets. (See further discussion under Verifone Systems.)

•
Verifone Services net revenues were $176.0 million, up $3.2 million, because foreign currency fluctuations substantially offset increases in net revenues from the acquisition of InterCard and organic growth. (See further discussion under Verifone Services.)

Net Revenues by Geography

	Three Months Ended January 31,
	2016	% of net revenues	2015	% of net revenues
	(in thousands, except percentages)
Net Revenues
North America	$235,696	45.9%	$160,297	33.0%
Latin America	54,780	10.7%	71,096	14.6%
EMEA	170,388	33.2%	180,033	37.0%
Asia-Pacific	52,675	10.3%	74,800	15.4%
Total	$513,539	100.0%	$486,226	100.0%

•
North America net revenues increased $75.4 million, primarily as a result of increased demand for our EMV capable products, due to petroleum customers upgrading to products that support EMV requirements and increasing adoption of these devices by small and medium businesses.

•
Latin America net revenues decreased $16.3 million, due primarily to the timing of purchase decisions by large customers. Decreased net revenues in Brazil, which were influenced by factors such as economic weakness, were partially offset by increases in other Latin American markets. The decline in Latin American net revenues includes a $13.1 million negative impact due to unfavorable foreign currency fluctuations.

•
EMEA net revenues decreased $9.7 million, because increases totaling $7.5 million related to the timing of purchase decisions by customers were completely offset by a $17.2 million negative impact due to unfavorable foreign currency fluctuations.

•
Asia-Pacific net revenues decreased $22.1 million, primarily in China, where we have not yet released a lower cost suite of products to meet customer preferences in that market. The decline in Asia includes a $5.7 million negative impact due to the unfavorable foreign currency fluctuations.

Gross margin for the three months ended January 31, 2016 was $215.3 million or 41.9% of net revenues, compared to $199.2 million, or 41.0% of net revenues, for the three months ended January 31, 2015, up $16.1 million or 0.9 percentage points. Gross margin in dollars increased due primarily to the increase in net revenues, partially offset by the unfavorable impact from foreign currency fluctuations. Gross margin as a percentage of net revenues increased due primarily to changes in product and customer mix.

Research and development for the three months ended January 31, 2016 was $51.7 million compared to $48.9 million for the three months ended January 31, 2015, up $2.8 million or 5.7%, due primarily to an increase in personnel related costs, which reflect our investment in additional internal resources to develop next generation products and solutions.

Sales and marketing for the three months ended January 31, 2016 was $54.9 million, compared to $57.4 million for the three months ended January 31, 2015, down $2.5 million or 4.4%, due primarily to decreased restructuring expenses.

General and administrative for the three months ended January 31, 2016 was $52.8 million compared to $47.4 million for the three months ended January 31, 2015, up $5.4 million or 11.4%, due primarily to costs associated with recently acquired businesses.

Amortization of purchased intangible assets for the three months ended January 31, 2016 was $19.6 million compared to $22.3 million for the three months ended January 31, 2015, down $2.7 million or 12.1%, due primarily to the devaluation of the Euro, Swedish krona, Danish krone, and Norwegian krone against the U.S. dollar year over year, as most of our purchased intangible assets are denominated in these currencies.

Interest expense, net for the three months ended January 31, 2016 was $8.3 million compared to $7.9 million for the three months ended January 31, 2015, up $0.4 million or 5.1%, due primarily to higher loan balances related to new borrowings for acquisitions and stock repurchases.

Segment Results of Operations

During the first quarter of 2016, we realigned our organizational structure and changed our reportable segments to be Verifone Systems and Verifone Services. Net revenues and operating income of each segment reflect net revenues and expenses that are directly attributable to that segment. Net revenues and expenses not allocated to segment net revenues and segment operating income include amortization of purchased intangible assets, amortization of step-down in deferred services net revenues at acquisition, restructuring expenses, stock-based compensation, as well as general and administrative and corporate research and development expense.

Verifone Systems Net Revenues and Operating Income

Our Verifone Systems business delivers point of sale electronic payment devices that run our unique operating systems, security and encryption software, and certified payment software globally, for both payments and commerce.

	Three Months Ended January 31,
	2016	% of net revenues	2015	% of net revenues
	(in thousands, except percentages)
Net revenues	$337,592	65.7%	$313,400	64.4%
Operating income	$80,901	24.0%	$72,413	23.1%

Net revenues for the three months ended January 31, 2016 were $337.6 million, compared to $313.4 million for the three months ended January 31, 2015, up $24.2 million or 7.7%, net of a $19.1 million negative impact due to unfavorable foreign currency fluctuations.

•
Net revenues associated with our EMV capable products sold in North America increased $64.9 million due primarily to increased demand from customers primarily in the Petroleum and small to medium business markets, as they continued to migrate to solutions that address the EMV requirements.

•	Net revenues from the sale of desktop devices outside of North America decreased $19.8 million, primarily due to decreased demand from several large customers in Asia.

•
Net revenues from the sale of portable devices decreased $16.7 million, primarily in Latin America due to the timing of purchase decisions by large customers, which were influenced, in part, by economic weakness, as well as impact of foreign currency fluctuations.

Operating income for the three months ended January 31, 2016 was $80.9 million or 24.0% of net revenues, compared to $72.4 million or 23.1% of net revenues for the three months ended January 31, 2015, up 8.5 million or 0.9 percentage points.

•	Operating income in dollars increased due primarily to the increase in net revenues.

•	Operating income as a percentage of net revenues increased due primarily to changes in customer and product mix during the three months ended January 31, 2016.

Verifone Services Net Revenues and Operating Income

Verifone Services delivers device related leasing and maintenance, payment transaction routing and reporting, and commerce based services such as advertising on digital screens. Device-related services include mechanical and support services such as terminal leasing, “break fix” maintain work, and call center support. Payment-related services include transaction routing, software development and licensing, and security services, such as encryption, tokenization, and our Secure Commerce Architecture. Commerce-related services include our digital media business, which delivers advertising and marketing content to over 90,000 screens, and taxi related services such as mobile hailing.

	Three Months Ended January 31,
	2016	% of net revenues	2015	% of net revenues
	(in thousands, except percentages)
Net revenues	$175,964	34.3%	$173,514	35.6%
Operating income	$42,129	23.9%	$42,816	24.7%

Net revenues for the three months ended January 31, 2016 were $176.0 million compared to $173.5 million for the three months ended January 31, 2015, up $2.5 million or 1.4%, which is net of a $17.4 million negative impact due to unfavorable foreign currency fluctuations.

•
Taxi solutions net revenues increased $4.7 million due primarily to increased transaction volumes and the benefit of additional net revenues from the eHailing business that we acquired during the fourth quarter of fiscal 2015.

•	Payment-as-a-Service net revenues in Germany increased $4.3 million due to the acquisition of InterCard in December 2015.

•
The remaining decrease in net revenues is due to the $17.4 million negative impact of unfavorable foreign currency fluctuations that fully offset increases in net revenues due to growing demand for Payment-as-a-Service solutions, particularly in Australia and New Zealand, and services associated with increases in Systems net revenues.

Operating income for the three months ended January 31, 2016 was $42.1 million or 23.9% of net revenues, compared to $42.8 million or 24.7% of net revenues for the three months ended January 31, 2015, down $0.7 million or 0.8 percentage points. Operating income in dollars remained relatively flat despite increased net revenues, and operating income as a percentage of net revenues decreased year over year, due primarily to changes in geographic mix.

Financial Outlook

We expect the timing and amount of overall revenue growth to continue to be impacted by factors such as macroeconomic conditions, increased competition and pricing pressures, the timing of new product releases and certifications, the timing of our customers' technology refresh cycles, changes in distribution and distributor inventory levels, and continued uncertain political conditions in certain markets.

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

We expect the timing of new product releases to continue to have a significant impact on our net revenues. Net revenues can vary significantly when larger customers or distributors cancel or delay orders due to changes in regulatory and industry standards, budget considerations, product feature availability, dual vendor sourcing requirements, technology refresh cycles, economic conditions or other concerns that impact their business or purchasing decisions. Also, demand for electronic payment systems may eventually reach a saturation point, at which time customers might slow or end expansion projects. We expect to generate additional net revenues in the U.S. related to the continued adoption of EMV standards in the future, particularly by the petroleum market and small and medium businesses, and increased desire for mobile payment devices, although the timing of any related revenues will depend on the timing of decisions by merchants. We expect growth in emerging markets as economic conditions improve and those markets make efforts to modernize to cashless payment systems.

We expect that the markets in which we conduct our business will remain highly competitive, characterized by changing technologies, evolving industry standards and government regulations that may favor one product or technology over others, and increased demand for new functionality, premium services, mobility, and security. In particular, we expect that there will be continued demand for lower priced products in certain emerging markets, such as China and India. We expect the pricing pressures and/or aggressive pricing by competitors that we have seen in recent periods may have significant impact on our net revenues in the future. Market disruptions caused by new technologies, the entry of new competitors, mobile order and pay, the presence of strong local competition, consolidations among our customers and competitors, changes in regulatory requirements, timing of electronic payments initiatives that create demand for our products in emerging markets, new technology entrants, and other factors, can introduce volatility into our business.

We continue to focus on expanding our Services offerings globally. We are investing in select markets in order to expand our Payment-as-a-Service solutions into new countries and to improve the functionality of our Payment-as-a-Service solutions in existing markets. We also continue to invest in digital media expansion and on commerce enablement solutions, using our consumer-facing point of sale terminals to offer services complementary to our payment solutions that facilitate commerce between merchants and consumers. We expect continued growth in Services net revenues as a result of these efforts. As we transition to service oriented arrangements, we may experience a shift in the timing of Systems net revenues as revenue recognition will depend on when all of our performance obligations are complete.

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

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance working capital, pay for contractual commitments, service our debt, and make capital expenditures and investments. As of January 31, 2016, our primary sources of liquidity were $185.7 million of cash and cash equivalents, as well as amounts available to us under the revolving loan that is part of our 2011 Credit Agreement.

Cash and cash equivalents as of January 31, 2016 included $163.5 million held by our foreign subsidiaries. If we decide to distribute or use the cash and cash equivalents held by our foreign subsidiaries outside those foreign jurisdictions, including a distribution to the U.S., we may be subject to additional taxes or costs, or face regulatory restrictions on the amount of cash that can be distributed out of some countries.

We also held $20.1 million in restricted cash as of January 31, 2016, which was mainly comprised of escrow funds related to our acquisition of AJB Software and pledged deposits.

As of January 31, 2016, our outstanding borrowings consisted of a $555.0 million term A loan, $197.0 million term B loan and $191.4 million drawn against a revolving loan commitment. In addition, $308.6 million was available for draw on the revolving loan commitment, subject to covenant requirements. See Note 9, Financings, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding our borrowings. We were in compliance with all financial covenants under our credit agreement as of January 31, 2016.

As of January 31, 2016, we had outstanding interest rate swap agreements to effectively convert $500.0 million of the term A loan from a floating rate plus applicable margin to a 1.20% fixed rate. The principal amount under the term A loan covered by the new interest rate swap agreements will decrease to $450.0 million from April 1, 2017 through September 30, 2017, and $400.0 million from October 1, 2017 through March 30, 2018. See Note 7, Financial Instruments, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding the swap agreements.

In September 2015, our Board of Directors authorized a program to repurchase shares of our common stock with an aggregate value of up to $200.0 million, with no expiration from the date of authorization. During the three months ended January 31, 2016 we repurchased 2.6 million shares of our common stock on the open market at an average repurchase price of $28.02 per share, and as of January 31, 2016, there was approximately $50.0 million remaining available for stock repurchases. The timing and actual amount of the share repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities, including mergers and acquisitions, market conditions and other factors. We are not obligated to repurchase any specific number of shares under the program and the repurchase program may be modified, suspended or discontinued at any time.

On December 23, 2015, in connection with the acquisition of InterCard AG, we paid 85.0 million Euro in cash (approximately $92.4 million at the foreign exchange rate on the acquisition date.) We will also pay 1.2 million Euro (approximately $1.3 million at the foreign exchange rate as of January 31, 2016), related to this acquisition during the second quarter of fiscal 2016.

During January 2016 we paid $10 million into an escrow account, and during February 2016 we paid an additional approximately $69.5 million in cash, in connection with the acquisition of AJB Software Design Inc.

Our future capital requirements may vary significantly from prior periods as well as from those capital requirements we have currently planned. These requirements will depend on a number of factors, including operating factors such as our terms and payment experience with customers, the timing of annual recurring billings in some markets, the resolution of any legal proceedings against us or settlement of litigation in an amount in excess of our insurance coverage, costs related to acquisitions, restructuring expenses, stock repurchases and investments we may make in infrastructure, product or market development, or to expand our revenue generating asset base as well as timing and availability of financing. Based upon our current level of operations, we believe that we have the financial resources to meet our business requirements for the next year, including capital expenditures, working capital requirements, future strategic investments, including the acquisition of AJB Software during Q2 FY-16, debt servicing costs, stock repurchases and to maintain compliance with our financial covenants.

Bank Guarantees

We have issued bank guarantees with maturities ranging from two months to six years to certain of our customers and vendors as required in some countries to support certain performance obligations under our service or other agreements with those parties. As of January 31, 2016, the maximum amount that may become payable under these guarantees was $11.2 million, of which $1.3 million was collateralized by restricted cash deposits.

Statement of Cash Flows

The net decrease in cash and cash equivalents are summarized in the following table (in thousands):

	Three Months Ended January 31,
	2016	2015	Change
Net cash provided by (used in):
Operating activities	$63,161	$41,089	$22,072
Investing activities	(129,566)	(19,550)	(110,016)
Financing activities	50,210	(16,399)	66,609
Effect of foreign currency exchange rate changes on cash and cash equivalents	(6,943)	(14,691)	7,748
Net decrease in cash and cash equivalents	$(23,138)	$(9,551)	$(13,587)

Operating Activities

Net cash provided by operating activities for the three months ended January 31, 2016 was $63.2 million, up $22.1 million from$41.1 million in cash provided during the three months ended January 31, 2015, primarily due to a $9.6 million increase in consolidated net income as well a $12.5 million improvement due primarily to better working capital management.

Investing Activities

Net cash used in investing activities for the three months ended January 31, 2016 was $129.6 million, compared to $19.6 million for the three months ended January 31, 2015, up $110.0 million, due primarily to $98.7 million in payments for acquired businesses and an $11.0 million increase in capital expenditures during the three months ended January 31, 2016, as we invested in additional revenue generating assets to support our services businesses.

Financing Activities

Net cash provided by financing activities for the three months ended January 31, 2016 was $50.2 million, compared to $16.4 million of cash used for the three months ended January 31, 2015, up $66.6 million, due primarily to a $149.4 million increase in net proceeds with respect to our credit agreements as we made additional borrowings for business acquisitions and stock repurchases, which was partially offset by stock repurchases totaling $79.9 million during the three months ended January 31, 2016.

Contractual Obligations

As of January 31, 2016, our contractual obligations consist of obligations under debt, capital leases, operating leases, purchase commitments, and other contractual obligations. There have been no material changes to these obligations outside the ordinary course of business during the three months ended January 31, 2016 compared to the contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, as described in our Annual Report in Part II, Item 7 of Form 10-K for the fiscal year ended October 31, 2015.

As of January 31, 2016, the amount payable for unrecognized tax benefits was $35.2 million, including accrued interest and penalties, none of which is expected to be paid within one year. This amount is included in Other long-term liabilities in our Condensed Consolidated Balance Sheets as of January 31, 2016. We are unable to make a reasonably reliable estimate as to when cash settlement with the applicable taxing authorities may occur.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Polices and Estimates

General

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are more fully described in Note 1, Principles of Consolidation and Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements of our 2015 Annual Report on Form 10-K. There were no changes to our significant accounting policies during the three months ended January 31, 2016.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our Condensed Consolidated Financial Statements. Our critical accounting policies include our more significant estimates and assumptions used in the preparation of our Condensed Consolidated Financial Statements. Our critical accounting policies are described in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2015 Annual Report on Form 10-K.

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

The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results for the three months ended January 31, 2016 are discussed below.

Business Combinations

We are required to estimate the fair values assigned to assets acquired and liabilities assumed of acquired companies.

Critical estimates in valuing acquired assets and assumed liabilities include but are not limited to: future expected cash flows from customer contracts, customer lists, distribution agreements, acquired developed technologies, and patents; expected costs to complete development of in process research and development into commercially viable products and estimating the cash flows from those projects when completed; brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in our product portfolio; customer attrition rates and discount rates.

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

As a result of the realignment of our business into two new operating segments, Verifone Systems and Verifone Services, we realigned our reporting units during the first quarter of 2016. Verifone Systems represents one reporting unit, and Verifone Services is comprised of two reporting units, Taxi Solutions and Verifone Payment Services. In connection with this reporting unit realignment, during the first quarter of 2016 we also updated our goodwill impairment assessment based on a quantitative analysis. We first evaluated the goodwill of our reporting units immediately prior the realignment and concluded that there was no impairment. We then allocated our goodwill to the new reporting units using a relative fair value approach, and re-confirmed that there is no impairment. Our Taxi Solutions reporting unit, which was allocated $48.8 million of goodwill, had a fair value approximately 10% above carrying value. The other reporting units, which were each allocated approximately $500 million of goodwill, had fair values approximately double or more than their carrying values.

Consistent with prior periods, in performing our goodwill impairment assessment, we selected the income approach, specifically the discounted cash flow method, to determine the fair value of each report unit. The DCF method calculates fair value by discounting estimated after-tax cash flows to a present value, using a risk-adjusted discount rate. We believe this method is the most meaningful in conducting our goodwill assessment because we believe it most appropriately measures our income-producing assets. In applying this approach to our accounting for goodwill, we make certain assumptions as to the amount and timing of future expected cash flows, terminal value growth rates, and appropriate discount rates. The amount and timing of future cash flows used in our DCF analysis is based on our most recent long-term forecasts and the expected future financial performance of each reporting unit, including projections of net revenues, cost of net revenues, operating expenses, income taxes, working capital requirements, and capital expenditures. We based our fair value estimates on assumptions we believe to be reasonable, but the future impact of such assumptions is unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. Different judgments or assumptions could result in different carrying values. Considering the sensitivity of the analysis performed, we evaluated the impact of a hypothetical 10% decrease in the estimated fair value of our reporting units and concluded that the estimated fair value of our Taxi Solutions reporting unit in excess of its carrying value would be approximately nil, and the fair value of our other reporting units remain substantially in excess of their carrying value.

Significant changes to our financial outlook, a sustained decline in our stock price, weakening of macroeconomic conditions, or additional changes in our management structure or business strategies could result in changes to our reporting units or goodwill impairment assessment in the future. In accordance with our accounting policies, during each quarter we will perform an interim review for potential impairment indicators, and during the fourth quarter of fiscal year 2016, we will perform our annual goodwill impairment assessment. See further discussion in Note 8, Goodwill and Purchased Intangible Assets, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

We have placed a valuation allowance on the U.S. deferred tax assets and certain non-U.S. deferred tax assets, because realization of these tax benefits through future taxable income does not meet the more-likely-than-not threshold. We intend to maintain the valuation allowances until sufficient positive evidence exists to support the reversal of the valuation allowances. Due to improvements in the U.S. operating results over the past two years, management believes a reasonable possibility exists that, in the next 12 to 24 months, sufficient positive evidence may become available to reach a conclusion that all or a portion of the U.S. valuation allowance will no longer be needed.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws. Our estimate for the potential outcome of any uncertain tax issue is based on the detailed facts and circumstances of each issue. For example, during December 2014 the Internal Revenue Service issued a Notice of Proposed Adjustment indicating the denial of our worthless stock deduction, related to the insolvency of one of our UK subsidiaries, recorded on our 2010 tax return. We filed our protest of the notice in April 2015 and believe the Internal Revenue Service position for the denial is without merit. Additionally, during the fourth quarter of fiscal 2014, the Israeli Tax Authorities issued a tax assessment for 2008 or 2009 claiming there was a business restructuring that resulted in a transfer of some functions, assets and risks from Israel to the U.S. parent company treated as an equity sale. We are appealing the tax assessment and believe the Israeli Tax Authority’s assessment position is without merit. We intend to continue to challenge both the Internal Revenue Service and Israeli Tax Authorities positions vigorously. If these matters are litigated and the Internal Revenue Service or Israeli Tax Authorities are able to successfully sustain their positions, our results of operations and financial condition could be materially and adversely affected. See further discussion in Note 5, Income Taxes, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements may be found in Note 1, Principles of Consolidation and Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. These exposures may change over time as business practices evolve, and could have a material adverse impact on our financial results. Our exposures to market risk have not changed materially since October 31, 2015.
As of January 31, 2016, we had outstanding interest rate swap agreements to effectively convert $500.0 million of the term A loan from a floating rate to plus applicable margin a 1.20% fixed rate. These interest rate swap agreements will decrease in the future and effectively convert $450.0 million of the term A loan from a floating rate to a 1.20% fixed rate plus applicable margin from April 1, 2017 through September 30, 2017, and $400.0 million from October 1, 2017 through March 31, 2018.
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

Information with respect to legal proceedings may be found in Note 11, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which section is incorporated herein by reference.

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

In addition, our competitors have been increasingly aggressive in introducing products and lowering prices. Because of these factors, we must continually enhance our existing solutions and develop and market new solutions, and we must anticipate and respond timely to these industry, customer and regulatory changes in order to remain competitive, all of which have become increasingly challenging as competition intensifies. If we cannot develop new solutions or enhancements to our existing solutions that satisfy customer or end user demand, or if our new solutions or enhancements do not meet local certification requirements or experience delays in the certification process or meet resistance from clients or merchants or are inhibited by third parties’ intellectual property rights, we will not be able to timely and adequately respond to competitive challenges and technological advancements, and our net revenues and results of operations will be adversely affected. These efforts require management attention and significant investment in research and development as well as increased costs of manufacturing and distributing our systems, and ultimately may not be successful. We may not necessarily be able to increase or maintain prices to account for these costs, which will negatively impact our profitability, cash flows and results of operations. Our business has been in the past and continues to be adversely affected by our failure to timely obtain local certifications in some markets for certain of our products.

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

The markets for our systems and services are highly competitive and rapidly evolving, and we have been and expect to continue to be subject to significant and increasing competition from existing and new competitors and a variety of technologies. Traditionally, we have competed with other large manufacturers and distributors of electronic POS payment solutions, suppliers of cash registers that provide built-in electronic payment capabilities and producers of software that facilitates electronic payment over the Internet. In certain areas, we also compete with smaller companies that have been able to develop strong local or regional customer bases. We compete with companies that are more established, benefit from greater name recognition in particular countries, and have greater resources within those countries than we do. In addition, some of these competitors compete with aggressive pricing. We face downward pressures on prices in many markets. For example, price competition is increasingly intense for us in countries and regions such as China, Southeast Asia, Brazil, Russia and India from both global and local competitors. In addition, pricing is increasingly an important factor in our ability to penetrate new markets. Any decrease in our selling prices in order to become and remain competitive in these markets could negatively impact our net revenues, gross margins and results of operations.

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

We operate in an industry that makes us a target of cyber- and other attacks on our systems as well as at our payment solutions. Our business involves the collection, transmission, storage and use of proprietary data or personally-identifying information of our customers, business partners and employees, as well as, in certain cases, end-users of our products or services. We rely on electronic networks, computers, systems, including our gateways, and programs to run our business and operations and, as a result, are exposed to risks of third-party security breaches, criminal hackers, industrial espionage, employee error, malfeasance, or other irregularities or compromises on our systems which could result in the loss or misappropriation of sensitive data, corruption of business data or other disruption to our operations. Outside parties may also attempt to fraudulently induce our employees, customers, business partners and other users of our solutions to disclose information in order to gain access to sensitive data and our solutions. As we expand our solutions and services, we may handle increasing volumes of sensitive data, in which case we would expect to increasingly become a target of security breach attempts. We have devoted significant resources to security measures, processes and technologies to protect and secure our networks and systems, but they cannot provide absolute security, especially in light of rapid advances in computer capabilities and cryptography. For example, an increasing number of companies have disclosed breaches of their security systems, some of which have involved sophisticated and highly targeted attacks on their network infrastructure. Because the techniques used to breach security safeguards change frequently, such techniques may be difficult to detect for a long period of time and often are not recognized until launched against a target. Certain efforts may also be state sponsored and supported by significant financial and technological resources, potentially making them even more difficult to detect. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures.

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

We have in the past experienced and may in the future experience security breaches related to unauthorized access to sensitive customer information. If the security of our solutions is compromised, our reputation and marketplace acceptance of our solutions will be adversely affected, which would cause our business to suffer. We may also be subject to damages claims, lost sales, fines, investigations or lawsuits, which could lead to restrictions imposed on our business and otherwise adversely affect our results of operations. Furthermore, the costs associated with preventing breaches in the security of our solutions, such as investment in technology and related personnel and costs associated with the testing and verification of the security of our solutions, could adversely impact our financial condition and results of operations. Additionally, our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security breaches and we may not be able to fully collect, if at all, under these insurance policies.

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

•
the introduction of new laws and regulations, or changes in implementation of existing laws and regulations, in jurisdictions where we operate that may create uncertainty regarding the business operations of our customers or distributors, which may in turn lead to deferred or reduced orders from our customers or distributors; and

•
business and operational disruptions or delays caused by political, social or economic instability and unrest, such as the ongoing significant civil, political and economic disturbances in Russia, Turkey, Ukraine and their spillover effect on surrounding areas as well as the political and military conditions in Israel and the Palestinian territories.

No single factor above is dominant, and any of the foregoing factors could have an adverse effect on our operating results.

In addition, we have experienced in the past and may continue to experience periodic variations in sales in our key vertical and geographical markets. In particular, differences in relative growth rates among our businesses in the U.S. and other regions may cause significant fluctuation in our quarterly operating results, especially our quarterly gross profit margins, because net revenues generated from international markets tend to carry lower margins. Furthermore, adoption of standards such as EMV in the United States, could cause revenues to increase but it may not be possible to sustain or increase those revenues in future periods. These periodic variations occur throughout the year and may lead to fluctuations in our quarterly operating results depending on the impact of any given market during that quarter and could lead to volatility in our stock price.

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

A substantial portion of our business consists of sales made to customers outside the U.S. For example, during the three months ended January 31, 2016, 54.6% of our net revenues were generated outside of the U.S. A portion of the net revenues we receive from such sales is denominated in currencies other than the U.S. dollar, primarily the Euro, the Brazilian real, the British Pound, the Chinese renminbi and the Swedish Krona. Additionally, portions of our cost of net revenues and our other operating expenses are incurred by our international operations and denominated in local currencies, primarily the Euro, the Brazilian real, the British Pound, and the Swedish Krona. Our net revenues, cost of net revenues and operating expenses denominated in the Euro and the Swedish Krona have increased with the Point and Hypercom acquisitions. Fluctuations in the value of these net revenues, costs and expenses as measured in U.S. dollars have historically affected our results of operations, and adverse currency exchange rate fluctuations may have a material impact in the future. Further, changes in exchange rates that strengthen the U.S. dollar could increase the price of our U.S. dollar-denominated products in the local currencies of the foreign markets we serve, making our products relatively more expensive than products that are denominated in local currencies, which could lead to a reduction in our sales and profitability in those markets. For example, in recent periods, the U.S. dollar has strengthened, in some cases significantly, against certain major currencies in which we transact, such as the Euro, the Brazilian real, and the Argentina Peso, impacting negatively our results of operations. In addition, our balance sheet contains monetary assets and liabilities denominated in currencies other than the U.S. dollar, such as cash, intercompany balances, trade receivables and payables, and fluctuations in the exchange rates for these currencies could adversely affect our results of operations.

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

We have also effectively priced our systems products in U.S. dollars in certain countries. Additionally, our efforts to effectively price products in U.S. dollars may have disadvantages as they may affect demand for our products if the local currency strengthens relative to the U.S. dollar. We could be adversely affected when the U.S. dollar strengthens relative to the local currency between the time of a sale and the time we receive payment, which would be collected in the devalued local currency. Accordingly, if there is an adverse movement in one or more exchange rates, we might suffer significant losses and our results of operations may otherwise be adversely affected. Uncertainty in global market conditions has resulted in and may continue to cause significant volatility in foreign currency exchange rates which could increase these risks. As our international operations expand, our exposure to these risks also increases.

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

•
pricing sensitivities, less favorable payment terms and increased difficulty in collecting accounts receivable and developing payment histories that support collectability of accounts receivable and revenue recognition;

•
different and/or more stringent labor laws and practices, such as the mandated use of workers' councils and labor unions, or laws that provide for broader definitions of employer/employee relationships;

•	different and/or more stringent data protection, privacy and other laws;

•	antitrust and competition regulations;

•	infrastructure challenges;

•	changes or instability in a specific country's or region's political or economic conditions; and

•	greater difficulty in safeguarding intellectual property, including in areas such as China, India, Russia, and Latin America.

Many of these factors typically become more prevalent during periods of economic stress, such as recent fluctuations in the Chinese economy, the ongoing weakness in the economies of the euro zone countries and Latin America countries and volatility in global financial markets that have caused declines in the value of the euro and other currencies impacted by the European sovereign debt crisis, or disruptive events such as natural or man-made disasters or military or terrorist actions. The occurrence or persistence of weakened global economic conditions in one or more regions where we do business may exacerbate certain of these risks. Additionally, these risks and costs associated with operating in foreign countries are heightened with respect to our international expansion into emerging or developing markets, which, for example, tend to experience more economic and political instability or have less developed or sophisticated distribution channels.

We are subject to foreign currency risk including that from economic and political instability which can lead to significant and unpredictable volatility in currency rates, including as a result of significant currency devaluations, which may negatively impact our net revenues, gross margins, results of operations and financial position. Although we engage in some hedging of our foreign currency exposures, we do not hedge all such exposures and our hedging arrangements may not always be effective. The uncertainty with respect to the ability of certain European countries to continue to service their sovereign debt obligations and the related European financial restructuring efforts may cause the value of the Euro to fluctuate. The current political situation in Ukraine, the sanctions imposed against Russia by certain European nations and the U.S., and Russia's response to these sanctions may further increase the economic uncertainty in the affected regions and lead to further fluctuation in the value of foreign currencies, such as the Euro and Russian ruble, used in these regions. Similarly, an economic downturn in China or a further decrease in economic growth in China could lead to currency fluctuations that impact us. See “A majority of our net revenues are generated outside the U.S.; accordingly, fluctuations in currency exchange rates may adversely affect our results of operations” and Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk--Foreign Currency Transaction Risk in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

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

Our international sales of systems tend to carry lower average selling prices and therefore have lower gross margins than our sales in the U.S. We also face increasing downward pressure on prices in certain international markets such as China and Southeast Asia, where competition from local low-cost and global competitors has increased significantly, Brazil, where competition has intensified, and India where we continue to work to expand our business. In these and certain other markets, some customers increasingly seek lower-cost solutions suited to their markets that may have similar, different, and in some cases, better features and functionality. In addition, the costs associated with international trade may be higher as a result of the importation costs, duties and trade requirements or other import or export control laws and regulations imposed by some jurisdictions where we do business. As a result, any improvement in our results of operations from our international expansion will likely not be as favorable or profitable as an expansion of similar magnitude in the U.S. In addition, we are unable to predict for any future period our proportion of net revenues that will result from international sales versus sales in the U.S. Variations in this proportion from period to period may lead to volatility in our results of operations and may adversely impact future growth in our earnings.

Macroeconomic conditions and economic volatility have in the past and could in future periods materially and adversely affect our business and results of operations.

Our operations and performance depend significantly on global and regional economic conditions. For example, the current continued and prolonged weak macro-economic conditions in Europe and in some euro zone countries have resulted in a slowdown, and in some cases deferrals, of orders by customers, which has adversely impacted our business, financial condition and results of operations. Similarly, the significant slowdown and volatility in the U.S. and international economy and financial markets which began in the latter half of 2008 resulted in reduced demand for our products and adversely affected our business, financial condition and results of operations. The lower-than-expected growth rates in certain emerging market economies in which we operate have also had an adverse effect on our results of operations in these regions. More recently, the decreases in oil prices have resulted in, and may continue to result in, decline in demand and overall weaker market conditions in countries and regions heavily dependent on oil revenues, such as Russia, Venezuela, Mexico, and the Middle East. In particular, the slowdown and volatility in the global markets resulted in softer demand in the financial and retail sectors, pricing pressures and more conservative purchasing decisions by customers, including a tendency toward lower-priced products and lower volume of purchases. In some countries where we do business, the weakened economy has resulted in economic instability which has had negative effects, including a decrease in purchasing power due to currency devaluations. If these weak macro-economic conditions continue or if any economic recovery remains slow and fragile or is not sustained, our net revenues, business, financial condition and results of operations could be adversely impacted.

We expect certain markets where we conduct business, including parts of Europe, to continue to experience weakened or uncertain economic conditions in the near term, and some of our customers, prospective customers, suppliers, distributors and partners will continue to be negatively impacted by the continued global weakness in the economy. We cannot predict the extent and duration of the negative impact that global and regional economic volatility may have on our business, operating results and financial condition. There is no assurance that governments and central banks will take actions to further stimulate the economy or that any such actions will have positive or lasting impacts. Existing stimulus measures may also be withdrawn or reduced, introducing greater economic uncertainty or volatility. Further, conditions such as political situations or terrorist actions in other parts of the world, such as Europe and parts of Asia, the continued uncertainty related to economic conditions in the U.S., any potential, additional congressional actions regarding the national debt ceiling and federal budget deficit, the potential effect of any future federal government shutdown, and additional taxes related to changes in the health care law, as well as continued high unemployment rates in the U.S. and some other regions, may negatively impact global economic conditions, including corporate and consumer spending, and liquidity of capital markets. Continued volatility in market conditions, such as fluctuations in foreign currency rates relative to the U.S. dollar, makes it difficult to forecast our financial guidance and/or to meet such guidance. If we fail to meet our financial guidance or the expectations of investment analysts or investors in any period, the market price of our stock could decline.

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

The performance of our services may from time to time be disrupted due to equipment malfunctions, technical performance failures, and connection problems, among other things, including disruptions caused by factors outside our control, such as telecommunication network failures. Service disruptions may result in our customers' inability to process transactions using our terminals or gateways and lead to loss of net revenues for us. We may have to spend resources to detect and fix defects that caused such disruptions, and we cannot guarantee that we will be able to detect and fix all such defects. In addition, we may be required to reimburse or indemnify our customers for losses and fines or penalties due to such service disruptions. Our brand may be harmed by service disruptions and we may lose customers to our competitors, which could result in financial or reputational harm to our business.

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

•
the occurrence of multiple product lines or services offerings as a result of acquisitions, that are offered, priced or supported differently, potentially leading to integration delays and customer impact;

•	the need to integrate or migrate the information technology infrastructures of acquired operations into our information technology systems and resources in an effective and timely manner;

•
the need to migrate our acquired businesses to our common enterprise resource planning information system and integrating all operations, sales, accounting, human resources and administrative activities for the combined company, all in a scalable, cost-effective and timely manner;

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

•
the need to implement controls, procedures and policies appropriate for a larger public company at companies that prior to acquisition had lacked such controls, procedures and policies and the potential stress on our existing controls, particularly in integrating multiple acquired companies;

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

These risks are heightened and more prevalent in acquisitions of larger businesses, in the event of multiple concurrent acquisitions and integrations, or in businesses involving geographies or business lines in which we may have less experience. Future acquisitions and investments could also result in substantial cash expenditures, potentially dilutive issuances of our equity securities and incurrence of additional debt, contingent liabilities and amortization expenses related to other intangible assets that could adversely affect our business, operating results, and financial condition.

We may not be able to attract, integrate, manage, and retain qualified personnel.

Our success depends to a significant degree upon the continued contributions of our key senior management, engineering, sales and marketing, supply chain, and other specialized personnel, many of whom would be difficult to replace. In addition, our future success depends on our ability to attract, integrate, manage, and retain highly skilled employees throughout our business. Competition for some of these personnel is intense, especially in the Silicon Valley where our corporate headquarters are located, and in the past we have had difficulty hiring, in our desired time frame and in our desired markets, employees that have the specific qualifications required for a particular position. In particular, we may be unsuccessful in attracting and retaining personnel as a result of the workforce reduction measures we have implemented or may implement in the future. To help attract, retain and motivate qualified personnel, we use share-based incentive awards, such as employee stock options and restricted stock units. If the value of such stock awards does not appreciate as measured by the performance of the price of our common stock, or if our share-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate personnel could be weakened. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as timely product introductions, and our business and profitability may suffer.

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

If we inaccurately forecast demand for our products, we could end up with either excess or insufficient inventory to satisfy demand. This problem is exacerbated because our products are offered in a number of different configurations and with a variety of optional features, and we generally receive a significant volume of customer orders towards the end of each fiscal quarter which leaves us little room to adjust inventory mix to match demand, as discussed under “Timing for orders for our products and services can be back-end weighted within the fiscal quarter, which can make our net revenues difficult to predict and can negatively impact our business and results of operations.” During the transition from an existing product to a new replacement product, we must accurately predict the demand for the existing and the new product. Furthermore, introducing new products into our current markets or existing products into new markets involves the uncertainty of whether the market will adopt our product in the volumes and time frames that we anticipate or at all. Our inability to properly manage our inventory levels could lead to increased expenses associated with writing off excessive or obsolete inventory, additional shipping costs to meet immediate demand and a corresponding decline in gross margins, or lost sales. If we do not accurately predict demand, we could also incur increased expenses associated with binding commitments to certain third-party contract manufacturers and suppliers which would negatively impact our gross margins and operating results. For example, as of October 31, 2015, the amount of purchase commitments issued to contract manufacturers and component suppliers totaled approximately $178.4 million. Of this amount, $10.4 million has been recorded in Accruals and other current liabilities in our Consolidated Balance Sheets because these commitments are not expected to have future value to us. For additional information regarding our commitments to third-party manufacturers and suppliers, see Note 12, Commitments and Contingencies, in the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K filed with the SEC for the fiscal year ended October 31, 2015. During times of economic uncertainty, such as the global economic recession that continues to impact certain parts of Europe and economic fluctuations in China, it becomes more difficult to accurately forecast demand and manage our inventory levels. Deteriorating market conditions have in the past and can in future periods cause us to incur additional costs associated with excess and obsolete inventory, scrap, and excess inventory held by our contract manufacturers.

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

The accumulation of excess or obsolete inventory has in the past resulted in and may in future periods result in price reductions and inventory write-downs and scrap, which could, sometimes materially, adversely affect our business, results of operations and financial condition. For example, as a result of the expiration of PCI 1.3 standards in April 2014, we can no longer sell our products that are only compliant with PCI 1.3 or earlier standards except under limited circumstances, primarily as one-for-one in-kind replacements of devices for repair and replacement. For the fiscal year ended October 31, 2013, we incurred costs for obsolete inventory, scrap, and purchase commitments for excess components at contract manufacturers of $26.5 million, an increase of $13.7 million compared to those for the fiscal year ended October 31, 2012, due to lower-than-anticipated systems sales volumes and potential obsolescence because of the PCI 1.3 standard expiration.

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

We may be subject to future impairment charges due to potential declines in the fair value of our assets.

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

During the first quarter of 2016, we realigned our organizational structure and changed our reportable segments to be Verifone Systems and Verifone Services. As a result of this change, we have realigned our reporting units to be Verifone Systems, Taxi Solutions, and Verifone Payment Services. In connection with this reporting unit realignment, we also updated our goodwill impairment assessment based on a quantitative analysis and concluded that there was no impairment.

Our evaluation of potential impairment of goodwill is subjective, requires significant judgment and could be negatively affected by a variety of factors, including declines in our stock price, failure to meet our internal forecasts, and weakening of macroeconomic conditions or significant changes in management structure or business strategies. If we determine in the future that there is potential further impairment in any of our reporting units, we may be required to record additional charges to earnings, which could materially and adversely affect our financial results and could also materially and adversely affect our business. See Note 8, Goodwill and Purchased Intangible Assets, in the Notes to Condensed Consolidated Financial Statements and Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates -- Goodwill, of this Quarterly Report on Form 10-Q for additional information related to impairment of goodwill and intangible assets.

We have operations in Israel and therefore our results of operations may be adversely affected by political or economic instability or military operations in or around Israel.

We have offices and personnel in Israel. Therefore, political, economic, and military conditions in Israel directly affect our operations. The outcome of peace efforts between Israel and its Arab neighbors remains uncertain. Any armed conflicts, such as ongoing military conflict in the Gaza Strip, or further political instability in the region is likely to negatively affect business conditions and materially harm our results of operations. Furthermore, several countries continue to restrict or ban business with Israel, Israeli companies and companies with significant Israeli operations. These restrictive laws and policies may seriously limit our ability to make sales in those countries.

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

Our systems must meet industry standards imposed by payment systems standards setting organizations such as EMVCo LLC, credit card associations such as Visa, MasterCard, and other credit card associations and standard setting organizations such as PCI SSC, Intermec and the U.K. Cards Association and other local organizations. New standards are continually being adopted or proposed as a result of worldwide anti-fraud initiatives, encryption of cardholder data, the increasing need for system compatibility and technology developments such as wireless and wireline IP communication. Our solutions also must comply with government regulations, including those imposed by telecommunications authorities and independent standards groups worldwide regarding emissions, radiation, and connections with telecommunications and radio networks, as well as data privacy laws and regulations which regulate the collection, compilation, aggregation, sharing or use of consumer information. We cannot be sure that we will be able to design our solutions to comply with future standards or regulations on a timely basis, if at all. Compliance with these standards could increase the cost of developing or producing our solutions. New products designed to meet any new standards need to be introduced to the market and ordinarily need to be certified by the credit card associations and our customers and, in some cases, local certification bodies, before being purchased. These certification processes are costly and time consuming and increase the amount of time it takes to introduce new products and sell our products. Our business has been in the past and continues to be adversely affected by our failure to timely obtain local certifications in some markets for certain of our products. Moreover, certain uses of our products may subject us to additional regulations and licensing requirements. For example, use of our products in taxis requires additional licensing and may subject us to certain taxi business regulations in the various jurisdictions we operate in. At the same time, as ridesharing companies and other taxi alternative companies expand, depending on regulatory outcomes and developments, the market for our taxi products could be negatively impacted. Various aspects of our services business also are or may be subject to additional regulations and licensing requirements as we expand into new areas. Our business, net revenues and financial condition could be adversely affected if we cannot comply with new or existing industry standards, or obtain or retain necessary regulatory approval or certifications in a timely fashion, or if compliance results in increasing costs of our products. Selling products that are non-compliant may result in fines against us or our customers, which we may be liable to pay. In addition, even if our products are designed to be compliant, compliance with certain security standards is determined based on the merchant's or service provider's network environment in which our systems are installed and, therefore, is dependent upon a number of additional factors such as proper installation of the components of the environment including our systems, compliance of software and system components provided by other vendors, implementation of compliant security processes and business practices and adherence to such processes and practices. Our business and financial condition, as well as our reputation and market share, could be adversely affected if we do not comply with new or existing industry standards and regulations, or obtain or retain necessary regulatory approval or certifications in a timely fashion, or if compliance results in increasing costs of our products.

On the other hand, our business also benefits from changes in industry standards and government regulations as well as technological changes, which are large drivers of customer upgrade cycles. For example, as EMV standards are implemented in the U.S., we expect that our business could benefit as customers move to upgrade their systems. Nevertheless, if these or other standards are not implemented on the timeline we expect, or at all, or if they are implemented but we cannot deliver products that comply with these standards in a timely manner or at all, our business will suffer. If customers do not continue to upgrade their terminals due to technological changes or changes in standards or government regulations, demand for our offerings could reach a saturation point, which would adversely affect our results of operations.

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

If our current security measures and data protection policies and controls are found to be non-compliant with relevant laws or regulations in any jurisdiction where we conduct business, we may be subject to penalties and fines, and may need to expend significant resources to implement additional data protection measures. In addition, we may be required to modify the features and functionality of our system offerings in a way that is less attractive to customers.

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

We are also subject to a number of pending tax assessment matters, particularly in Brazil where such assessments can be difficult to defend and result in substantial losses, and in Israel, where we are currently under audit by the Israel Tax Authority for fiscal years 2008 through 2013 and subject to a substantial potential tax liability and deficiency penalty assessment in the range of several hundred million dollars. While we continue to believe the Israel Tax Authority assessment is without merit and plan on appealing the assessment, we cannot be sure of the outcome and our ultimate aggregate exposure. See Note 5, Income Taxes and Note 11, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information related to tax assessment matters.

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

We may be subject to various other legal and regulatory requirements related to the manufacture and sale of our products, such as a European Union directive that places restrictions on the use of hazardous substances (RoHS and RoHS2) in electronic equipment, a European Union directive on WEEE, the European Union's REACH, and the environmental regulations under China RoHS. RoHS and RoHS2 sets a framework for producers' obligations in relation to manufacturing (including the amounts of named hazardous substances contained in products sold) and WEEE sets a framework for treatment, labeling, recovery, and recycling of electronic products in the European Union which may require us to alter the manufacturing of the physical devices that include our solutions and/or require active steps to promote recycling of materials and components. REACH imposes chemicals regulation and controls including requirements for registration of chemicals on the European Union market. In addition, similar legislation could be enacted in other jurisdictions, including in the U.S. where many states have already enacted state-level programs and requirements for recycling of certain electronic goods. In addition, climate change legislation in the U.S. is a significant topic of discussion and may generate federal or other regulatory responses in the near future. If we do not comply with environmental law and regulations, we may suffer a loss of revenue, be unable to sell in certain markets or countries, be subject to penalties and enforced fees, and/or suffer a competitive disadvantage. Customers may impose certain requirements or levels of compliance due to these regulations and programs that may increase our costs of doing business. Furthermore, the costs to comply with RoHS, RoHS2, WEEE, REACH and China RoHS, or with current and future environmental and worker health and safety laws may have a material adverse effect on our business, results of operations and financial condition.

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

We have senior secured credit facilities pursuant to a credit agreement as described in Note 9, Financings, in the Notes to Condensed Consolidated Financial Statements to this Quarterly Report on Form 10-Q, with outstanding loan balances of $943.4 million as of January 31, 2016.

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

See Note 9, Financings, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding the 2011 Credit Agreement.

Our indebtedness and debt service obligations under our 2011 Credit Agreement are substantial and may adversely affect our cash flow, cash position, and stock price.

Our outstanding indebtedness and debt service obligations are substantial. As of January 31, 2016, we had total indebtedness outstanding of $943.4 million related to the 2011 Credit Agreement, payable in quarterly installments through July 8, 2021. Outstanding amounts may be subject to mandatory prepayment with the proceeds of certain asset sales and debt issuances and, for certain of the loan balances, from a portion of annual excess cash flows (as determined in the 2011 Credit Agreement) depending on our total net leverage ratio. See Note 10, Financings, in the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended October 31, 2015 for a schedule of the principal payments due under our financings.

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

•	uncertainty about current global or regional economic conditions;

•	changes in the market valuations of other companies operating in our industry;

•	the rate at which we return capital to our shareholders;

•	announcements by us or our competitors related to significant acquisitions, strategic partnerships, or divestitures;

•	business disruptions, costs and future events related to shareholder activism;

•	additions or departures of key personnel;

•	sales or purchases of our stock, including sales or purchases of our stock by our directors and officers or by significant stockholders; and

•	repurchases of our stock by us pursuant to our share repurchase program.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share repurchase activity during the three months ended January 31, 2016 was follows (in thousands, except number of shares and per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
November 1, 2015 to November 30, 2015:
Open market and privately negotiated purchases	788,759	$29.63	788,759
December 1, 2015 to December 31, 2015
Open market and privately negotiated purchases	943,741	$27.97	943,741
January 1, 2016 to January 31, 2016
Open market and privately negotiated purchases	886,261	$26.63	886,261
Total	2,618,761	$28.02	2,618,761	$50,000

(1) During the three months ended January 31, 2016, we repurchased approximately 2.6 million shares of our common stock at an average repurchase price of $28.02 per share under a $200.0 million share repurchase program that we announced on September 28, 2015. The share repurchase program has no expiration date and may be modified, suspended or discontinued at any time. Under the program, shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise, including under plans complying with Rule 10b5-1 under the Exchange Act. As of January 31, 2016, $50.0 million remained of the $200.0 million share repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ITEM 5.	OTHER INFORMATION

None.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ITEM 6.	EXHIBITS
The following documents are filed as Exhibits to this report:

Exhibit Number	Description

10.1*+	Offer letter, dated November 14, 2014, between the Company and Glen Robson.

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan or arrangement.

*	Filed herewith.

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
Marc E. Rothman
Executive Vice President and Chief Financial Officer
Date: March 10, 2016

EXHIBIT INDEX

Exhibit Number	Description

10.1*+	Offer letter, dated November 14, 2014, between the Company and Glen Robson.

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan or arrangement.

*	Filed herewith.

**
XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.