Form 10-Q
period 2016-04-30
VERIFONE SYSTEMS, INC.
filed 2016-06-07
CIK 1312073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2016
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on May 31, 2016

Class	Number of shares
Common Stock, $0.01 par value per share	110,549,555

VERIFONE SYSTEMS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (Unaudited)

VERIFONE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended April 30,		Six Months Ended April 30,
	2016	2015	2016	2015
	(Unaudited, in thousands, except per share data)
Net revenues:
Systems	$342,443	$324,300	$680,035	$637,700
Services	183,835	165,844	359,782	338,670
Total net revenues	526,278	490,144	1,039,817	976,370
Cost of net revenues:
Systems	200,544	188,972	395,349	374,640
Services	115,355	97,269	218,804	198,657
Total cost of net revenues	315,899	286,241	614,153	573,297
Total gross margin	210,379	203,903	425,664	403,073
Operating expenses:
Research and development	54,715	47,579	106,383	96,482
Sales and marketing	59,027	55,371	113,976	112,781
General and administrative	54,884	49,457	107,710	96,807
Litigation settlement and loss contingency expense	—	1,213	—	1,213
Amortization of purchased intangible assets	21,974	20,567	41,600	42,899
Total operating expenses	190,600	174,187	369,669	350,182
Operating income	19,779	29,716	55,995	52,891
Interest expense, net	(8,543)	(7,432)	(16,847)	(15,327)
Other income (expense), net	(4,809)	(3,169)	(6,989)	(2,926)
Income before income taxes	6,427	19,115	32,159	34,638
Income tax provision	3,087	1,449	5,086	2,844
Consolidated net income	3,340	17,666	27,073	31,794
Net income attributable to noncontrolling interests	(441)	(102)	(673)	(382)
Net income attributable to VeriFone Systems, Inc. stockholders	$2,899	$17,564	$26,400	$31,412
Net income per share attributable to VeriFone Systems, Inc. stockholders:
Basic	$0.03	$0.15	$0.24	$0.28
Diluted	$0.03	$0.15	$0.24	$0.27
Weighted average number of shares used in computing net income per share attributable to VeriFone Systems, Inc. stockholders:
Basic	110,314	113,940	110,808	113,688
Diluted	111,314	115,900	111,889	115,727
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended April 30,		Six Months Ended April 30,
	2016	2015	2016	2015
	(Unaudited, in thousands)
Consolidated net income	$3,340	$17,666	$27,073	$31,794

Other comprehensive income (loss):
Foreign currency translation adjustments	60,279	(30,260)	22,050	(164,164)
Unrealized gain (loss) on derivatives designated as cash flow hedges
Change in unrealized loss on derivatives designated as cash flow hedges, net of tax	(374)	(213)	(2,061)	(4,400)
Amounts reclassified from Accumulated other comprehensive loss, net of tax	952	872	2,114	1,572
Net change in unrealized gain (loss) on derivatives designated as cash flow hedges	578	659	53	(2,828)
Net change in other	25	27	51	54
Other comprehensive income (loss)	60,882	(29,574)	22,154	(166,938)
Total comprehensive income (loss)	64,222	(11,908)	49,227	(135,144)
Less: net income attributable to noncontrolling interests	(441)	(102)	(673)	(382)
Comprehensive income (loss) attributable to VeriFone Systems, Inc. stockholders	$63,781	$(12,010)	$48,554	$(135,526)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2016	October 31, 2015
	(Unaudited, in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$156,569	$208,870
Accounts receivable, net of allowances of $12,280 and $8,752, respectively	397,429	361,988
Inventories	154,575	129,716
Prepaid expenses and other current assets	132,041	81,690
Total current assets	840,614	782,264
Property and equipment, net	217,177	190,965
Purchased intangible assets, net	368,017	317,517
Goodwill	1,164,744	1,084,031
Deferred tax assets, net	37,964	35,896
Other long-term assets	79,870	62,389
Total assets	$2,708,386	$2,473,062

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$217,493	$189,354
Accruals and other current liabilities	228,501	229,900
Deferred revenue, net	112,922	82,899
Short-term debt	55,296	39,088
Total current liabilities	614,212	541,241
Long-term deferred revenue, net	61,711	55,322
Deferred tax liabilities, net	113,508	102,921
Long-term debt	899,456	760,241
Other long-term liabilities	88,142	78,896
Total liabilities	1,777,029	1,538,621
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 110,525 and 112,684 shares issued and outstanding as of April 30, 2016 and October 31, 2015, respectively	1,105	1,125
Additional paid-in capital	1,749,369	1,726,416
Accumulated deficit	(582,658)	(535,716)
Accumulated other comprehensive loss	(270,167)	(292,321)
Total VeriFone Systems, Inc. stockholders’ equity	897,649	899,504
Noncontrolling interests in subsidiaries	33,708	34,937
Total equity	931,357	934,441
Total liabilities and equity	$2,708,386	$2,473,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended April 30,
	2016	2015
	(Unaudited, in thousands)
Cash flows from operating activities
Consolidated net income	$27,073	$31,794
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization, net	85,581	86,336
Stock-based compensation expense	22,039	21,027
Deferred income taxes, net	(5,103)	(7,216)
Other	6,227	10,019
Net cash provided by operating activities before changes in operating assets and liabilities	135,817	141,960
Changes in operating assets and liabilities:
Accounts receivable, net	(12,602)	(35,249)
Inventories	(23,416)	(11,665)
Prepaid expenses and other assets	(24,221)	(19,295)
Accounts payable	26,015	17,331
Deferred revenue, net	30,882	12,656
Other current and long-term liabilities	(18,371)	(8,320)
Net change in operating assets and liabilities	(21,713)	(44,542)
Net cash provided by operating activities	114,104	97,418
Cash flows from investing activities
Capital expenditures	(58,345)	(48,873)
Acquisition of businesses, net of cash acquired	(169,712)	(10,944)
Other investing activities, net	83	60
Net cash used in investing activities	(227,974)	(59,757)
Cash flows from financing activities
Proceeds from debt, net of issuance costs	380,363	30,000
Repayments of debt	(238,616)	(70,204)
Proceeds from issuance of common stock through employee equity incentive plans	2,458	9,477
Stock repurchases	(79,866)	—
Other financing activities, net	(3,389)	(2,215)
Net cash provided by (used in) financing activities	60,950	(32,942)
Effect of foreign currency exchange rate changes on cash and cash equivalents	619	(20,687)
Net decrease in cash and cash equivalents	(52,301)	(15,968)
Cash and cash equivalents, beginning of period	208,870	250,187
Cash and cash equivalents, end of period	$156,569	$234,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

Note 1. Principles of Consolidation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of VeriFone Systems, Inc. and our wholly-owned and majority-owned subsidiaries and have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions on Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The Condensed Consolidated Balance Sheet at October 31, 2015 has been derived from the audited Consolidated Balance Sheet at that date. All significant inter-company accounts and transactions have been eliminated. In accordance with the rules and regulations, we have omitted certain information and notes normally provided in our annual consolidated financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring items, necessary for the fair presentation of our financial position and results of operations for the interim periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015. The results of operations for the three and six months ended April 30, 2016 are not necessarily indicative of the results expected for the entire fiscal year.

During December 2015, our Chief Executive Officer realigned the company's organizational structure to focus on two global product lines: Verifone Systems and Verifone Services. Verifone Systems delivers point of sale electronic payment devices that run our unique operating systems, security and encryption software, and certified payment software for both payments and commerce. Verifone Services delivers device related leasing and maintenance, payment transaction routing and reporting, and commerce based services such as advertising on digital screens. As a result of this organizational change, our reportable segments shifted from geographic-based segments to two global product segments effective for the first quarter of 2016. We determine our operating segments considering our overall management structure, how forecasts are approved, how executive compensation is determined, our organizational chart, as well as how our Chief Executive Officer, who is our chief operating decision maker, regularly reviews our operating results, assesses performance, allocates resources, and makes decisions regarding VeriFone's operations. Our reportable segments are the same as our operating segments. All prior period amounts reported by geographic segment have been reclassified to conform to the current presentation. See Note 12, Segment Information, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information.

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

Significant Accounting Policies

During the three and six months ended April 30, 2016, there have been no changes in our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrations of Credit Risk

For the three and six months ended April 30, 2016 and 2015, no single customer accounted for more than 10% of our total Net revenues. As of April 30, 2016 and October 31, 2015 no single customer accounted for more than 10% of our total Accounts receivable, net.

Recent Accounting Pronouncements

During May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as amended by ASU 2015-14, 2016-08, 2016-10, and 2016-12, which provides new guidance on the recognition of revenue and states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of reporting periods beginning after December 15, 2016. We are currently evaluating our adoption timing, the transition method we will use and the impact of this new pronouncement on our consolidated financial position and results of operations.

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

During March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures, which eliminates the requirement to retrospectively apply the equity method in previous periods when an investor initially obtains significant influence over a previously held investment and requires the investor to apply the equity method prospectively from the date the investment qualifies for the equity method. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. We are currently in the process of evaluating the impact of this new pronouncement on our consolidated financial position and results of operations.

During March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation, to simplify various aspects related to how share-based payments are accounting for and presented in the financial statements, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted for any interim and annual financial statements that have not yet been issued, however, all of the guidance must be adopted in the same period. The new standard must be adopted either prospectively, retrospectively, or using a modified retrospective transition method, depending on the area covered in this ASU. We are currently in the process of evaluating the impact of this new pronouncement on our consolidated financial position and results of operations.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2. Business Combinations

Fiscal Year 2016 Acquisitions

On December 23, 2015, we acquired InterCard AG, a leading payment services provider in Germany, in exchange for 85.0 million Euro in cash paid on the acquisition date (approximately $92.4 million at the foreign exchange rate on the acquisition date) plus 1.2 million Euro (approximately $1.4 million at the foreign exchange rate as of April 30, 2016), that is due in the third quarter of fiscal 2016. The acquisition was accounted for using the acquisition method of accounting, and the results of InterCard are included in our financial results as of the acquisition date. We acquired InterCard to expand our services offerings in Germany. Tangible assets acquired, net of liabilities assumed, totaled $3.5 million. Purchased intangible assets, which have a weighted-average amortization useful life of 8.7 years, totaled $42.7 million related to customer relationships, $7.8 million related to developed and core technology, and $2.2 million related to other intangible assets. Goodwill from the acquisition totaled $37.6 million, was assigned to our Verifone Services reportable segment, and will not be deductible for income tax purposes. The primary areas of the preliminary purchase price allocation that have not yet been finalized are the fair value of income and non-income based taxes, and residual goodwill.

On February 2, 2016, we acquired AJB Software Design Inc., a Toronto-based provider of payment gateway and switching solutions for large merchants in the U.S. and Canada, for purchase consideration totaling approximately $87.5 million in cash and tax liabilities incurred, subject to certain upward adjustments, plus up to $10.0 million of additional contingent consideration with a fair value of $1.4 million at the acquisition date. This acquisition was accounted for using the acquisition method of accounting, and the results of AJB are included in our financial results as of the acquisition date. We acquired AJB to expand our suite of services offerings. Tangible assets acquired, net of liabilities assumed, totaled $17.4 million. Purchased intangible assets, which have a weighted-average amortization useful life of 4.5 years, totaled $27.6 million related to customer relationships, $13.1 million related to developed software technology, and $0.4 million related to other intangible assets. Goodwill from the acquisition totaled $30.4 million, was assigned to our Verifone Services reportable segment, and is partially deductible for income tax purposes. The primary areas of the preliminary purchase price allocation that have not yet been finalized are the fair value of income and non-income based taxes, and residual goodwill.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the computation of net income per share of common stock (in thousands, except per share data):

	Three Months Ended April 30,		Six Months Ended April 30,
	2016	2015	2016	2015
Basic and diluted net income per share attributable to VeriFone Systems, Inc. stockholders:
Numerator:
Net income attributable to VeriFone Systems, Inc. stockholders	$2,899	$17,564	$26,400	$31,412
Denominator:
Weighted average shares attributable to VeriFone Systems, Inc. stockholders - basic	110,314	113,940	110,808	113,688
Weighted average effect of dilutive securities:
Stock options, RSUs and RSAs	1,000	1,960	1,081	2,039
Weighted average shares attributable to VeriFone Systems, Inc. stockholders - diluted	111,314	115,900	111,889	115,727
Net income per share attributable to VeriFone Systems, Inc. stockholders:
Basic	$0.03	$0.15	$0.24	$0.28
Diluted	$0.03	$0.15	$0.24	$0.27

For the three and six months ended April 30, 2016, equity incentive awards representing 2.6 million shares of common stock were excluded from the calculation of weighted average shares for diluted net income per share as they were anti-dilutive. For the three and six months ended April 30 2015, equity incentive awards representing 1.3 million shares of common stock were excluded from the calculation of weighted average shares for diluted net income per share as they were anti-dilutive. Anti-dilutive awards, which include stock options, RSUs and RSAs, could impact future calculations of diluted net income per share if the fair market value of our common stock increases.

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
During the six months ended April 30, 2016, we repurchased approximately 2.6 million shares of our common stock on the open market at an average repurchase price of $28.02 per share. There were no stock repurchase activities during the three months ended April 30, 2016. As of April 30, 2016, there was approximately $50.0 million remaining available for stock repurchases under this program.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5. Income Taxes

We recorded tax provisions totaling $3.1 million and $1.4 million for the three months ended April 30, 2016 and 2015, respectively. The income tax provisions for the three months ended April 30, 2016 and 2015 are primarily related to foreign taxes and other discrete activity. We recorded tax provisions totaling $5.1 million and $2.8 million for the six months ended April 30, 2016 and 2015, respectively. The income tax provisions for the six months ended April 30, 2016 were primarily related to foreign taxes and other discrete activity. The income tax provisions for the six months ended April 30, 2015 were primarily related to foreign taxes offset by the reversal of unrecognized tax benefits where statutes of limitations expired and audits were settled.

Our total unrecognized tax benefits were approximately $110.8 million as of April 30, 2016. The amount of unrecognized tax benefits could be reduced upon closure of tax examinations or if the statute of limitations on certain tax filings expires without assessment from the relevant tax authorities. We believe that it is reasonably possible that there could be an immaterial reduction in unrecognized tax benefits due to statute of limitation expirations in multiple tax jurisdictions during the next 12 months. Interest and penalties accrued on these uncertain tax positions will also be released upon the expiration of the applicable statute of limitations.

U.S. Internal Revenue Service Tax Audit Assessment

We were audited by the U.S. Internal Revenue Service for fiscal years 2005 through 2010 related to our five year net operating loss carry back for fiscal year 2010. In December 2014 we received a Notice of Proposed Adjustment indicating the denial of our worthless stock deduction of $154.3 million, related to the insolvency of one of our UK subsidiaries, recorded on our 2010 tax return. The impact of the Notice of Proposed Adjustment was the denial of the loss carryback to 2005 and 2006 which resulted in an approximately $25.0 million cash refund and the disallowance of approximately $29.0 million of future tax benefits residing in the NOL carryover which are offset with a valuation allowance. We filed a protest to the Notice of Proposed Assessment in April 2015. In June 2016 we reached a final settlement with the U.S. Internal Revenue Service sustaining our worthless stock deduction at 75% of the originally claimed value. The impact of this settlement will be a reduction in our net operating loss carryforward of $38.6 million and an offsetting reduction of our valuation allowance against the deferred tax asset. The net result will not have a material impact on our financial position or results of operations.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Israel Tax Audit Assessment

We are currently under audit by the Israeli Tax Authorities for fiscal years 2008 through 2009, and 2011 through 2013. The Israeli Tax Authorities issued a tax assessment in October 2014 for fiscal year 2009 or alternatively for fiscal year 2008 claiming there was a business restructuring that resulted in a transfer of some functions, assets and risks from VeriFone Israel Ltd. to the U.S. parent company that the Israeli Tax Authorities claim was a sale valued at 1.36 billion New Israeli Shekels (approximately $363.5 million at the foreign exchange rate as of April 30, 2016). The Israeli Tax Authorities argued that the claim applies to fiscal year 2009 or alternatively to fiscal year 2008. We filed our objection to the tax assessment in January 2015 and received the Israeli Tax Authorities decision through an Order (a second stage assessment) in January 2016. The Order increased the value of the sale to 2.20 billion New Israeli Shekels in fiscal year 2009 (approximately $587.6 million at the foreign exchange rate as of April 30, 2016) or alternatively 2.23 billion New Israeli Shekels in fiscal year 2008 (approximately $594.4 million at the foreign exchange rate as of April 30, 2016) and contended secondary adjustments relating to a deemed dividend and/or interest.

Based on the Order, these and other claims result in a tax liability and deficiency penalty assessment in the amount of 1.25 billion New Israeli Shekels (approximately $333.1 million at the foreign exchange rate as of April 30, 2016), if the claim was assessed for fiscal year 2009, to 1.47 billion New Israeli Shekels (approximately $391.7 million at the foreign exchange rate as of April 30, 2016) if the claim was assessed for fiscal year 2008, including interest, the required Israeli price index adjustments (referred to as the linkage differentials) and deficiency fines (as applicable) through April 30, 2016. The Israeli Tax Authorities' contention regarding secondary adjustments relating to deemed dividend was not quantified by them.

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

Note 6. Balance Sheet and Statement of Operations Details

Inventories

Inventories consisted of the following (in thousands):

	April 30, 2016	October 31, 2015
Raw materials	$33,578	$30,297
Work-in-process	1,516	2,588
Finished goods	119,481	96,831
Total inventories	$154,575	$129,716

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accruals and Other Current Liabilities

Accruals and other current liabilities consisted of the following (in thousands):

	April 30, 2016	October 31, 2015
Accrued expenses	$80,990	$85,973
Accrued compensation	60,751	69,174
Other current liabilities	86,760	74,753
Total accruals and other current liabilities	$228,501	$229,900

Other current liabilities were comprised primarily of sales and value-added taxes payable and accrued warranty.

Accrued Warranty

Activity related to accrued warranty consisted of the following (in thousands):

	Six Months Ended April 30,
	2016	2015
Balance at beginning of period	$16,320	$15,411
Warranty charged to Cost of net revenues	7,156	5,977
Utilization of warranty accrual	(7,348)	(5,434)
Other	124	(869)
Balance at end of period	16,252	15,085
Less: current portion	(12,918)	(12,824)
Long-term portion	$3,334	$2,261

Deferred Revenue, Net

Deferred revenue, net of related costs consisted of the following (in thousands):

	April 30, 2016	October 31, 2015
Deferred revenue	$192,831	$157,747
Deferred cost of revenue	(18,198)	(19,526)
Deferred revenue, net	174,633	138,221
Less: current portion	(112,922)	(82,899)
Long-term portion	$61,711	$55,322
Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	April 30, 2016	October 31, 2015
Unrecognized tax benefits liability, net	$37,663	$35,860
Contingent consideration payable	11,760	10,776
Other long-term liabilities	38,719	32,260
Total other long-term liabilities	$88,142	$78,896

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation Expense

The following table presents the stock-based compensation expense recognized in our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2016	2015	2016	2015
Cost of net revenues	$880	$409	$1,692	$1,128
Research and development	1,886	1,208	3,794	3,952
Sales and marketing	3,840	3,499	7,099	7,579
General and administrative	4,973	3,756	9,454	8,368
Total stock-based compensation expense	$11,579	$8,872	$22,039	$21,027

Accumulated Other Comprehensive Loss

Activity related to Accumulated other comprehensive loss consisted of the following (in thousands):

	Foreign currency translation adjustments	Unrealized loss on derivatives designated as cash flow hedges (1)	Other (2)	Total
Balance at October 31, 2015	$(286,662)	$(4,409)	$(1,250)	$(292,321)
Gains (losses) before reclassifications, net of tax	22,050	(2,061)	—	19,989
Amounts reclassified from Accumulated other comprehensive loss, net of tax	—	2,114	51	2,165
Other comprehensive gain	22,050	53	51	22,154
Balance at April 30, 2016	$(264,612)	$(4,356)	$(1,199)	$(270,167)

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

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present our significant assets and liabilities that are measured at fair value on a recurring basis and their classification within the fair value hierarchy (in thousands). There were no transfers between levels of fair value hierarchy in the six months ended April 30, 2016 and the fiscal year ended October 31, 2015.

	April 30, 2016				October 31, 2015
	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets
Other current and long-term assets:
Derivative financial instruments	$23	$—	$23	$—	$53	$—	$53	$—
Total assets measured and recorded at fair value	$23	$—	$23	$—	$53	$—	$53	$—

Liabilities
Other current and long-term liabilities:
Contingent consideration payable	$14,657	$—	$—	$14,657	$12,786	$—	$—	$12,786
Derivative financial instruments	4,477	—	4,477	—	4,784	—	4,784	—
Total liabilities measured and recorded at fair value	$19,134	$—	$4,477	$14,657	$17,570	$—	$4,784	$12,786

Fair Value of Contingent Consideration Payable

The following table presents changes in our contingent consideration payable which is categorized in Level 3 of the fair value hierarchy for the six months ended April 30, 2016 (in thousands):

Balance at beginning of period	$12,786
Additions	1,389
Payments	(207)
Changes in estimates, included in Other income (expense), net	(317)
Interest expense, net	1,006
Balance at end of period	$14,657

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

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Financial Instruments

Interest Rate Swap Agreements Designated as Cash Flow Hedges

We use interest rate swap agreements to hedge the variability in cash flows related to interest payments. As of April 30, 2016, we had outstanding interest rate swap agreements to effectively convert $500.0 million of the term A loan from a floating rate plus applicable margin to a 1.20% fixed rate plus applicable margin. The principal amount under the term A loan covered by the new interest rate swap agreements will decrease to $450.0 million from April 1, 2017 through September 30, 2017, and $400.0 million from October 1, 2017 through March 30, 2018. The swap agreements expire March 30, 2018.

The interest rate swaps qualify for hedge accounting treatment as cash flow hedges. The notional amounts of interest rate swap agreements outstanding as of April 30, 2016 and October 31, 2015 were each $500.0 million.

Gains and losses arising from the effective portion of interest rate swap agreements are recorded in Accumulated other comprehensive loss, and are subsequently reclassified into earnings in the period or periods during which the underlying transactions affect earnings. As of April 30, 2016, the estimated net derivative loss related to our cash flow hedges included in Accumulated other comprehensive loss that will be reclassified into earnings in the next 12 months is $3.0 million.

Foreign Exchange Forward Contracts Not Designated as Hedging Instruments

We arrange and maintain foreign exchange forward contracts so as to yield gains or losses to offset changes in foreign currency denominated assets or liabilities due to changes in foreign exchange rates, with the objective to mitigate the volatility associated with foreign currency transaction gains or losses. Our foreign currency exposures are predominantly inter-company receivables and payables arising from product sales and loans from one of our entities to another. Our foreign exchange forward contracts generally mature within 90 days. The notional amounts of such contracts outstanding as of April 30, 2016 and October 31, 2015 were $184.1 million and $219.6 million, respectively.

We recognized the following gains (losses) on foreign exchange forward contracts not designated as cash flow hedges (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2016	2015	2016	2015
Gains (losses) recognized in Other income (expense), net in our Condensed Consolidated Statements of Operations	$(2,689)	$(631)	$1,621	$10,903

Note 8. Goodwill and Purchased Intangible Assets

Goodwill

Activity related to goodwill by reportable segment for the six months ended April 30, 2016 consisted of the following (in thousands):

	Verifone Systems	Verifone Services	Total
Balance at beginning of period	$512,182	$571,849	$1,084,031
Acquisitions	—	68,010	68,010
Other adjustments	—	(762)	(762)
Currency translation adjustments	4,946	8,519	13,465
Balance at end of period	$517,128	$647,616	$1,164,744

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the change to our two new operating segments in December 2015, we have realigned our reporting units. Verifone Systems represents one reporting unit, and Verifone Services is comprised of two reporting units, Taxi Solutions and Verifone Payment Services. In connection with this reporting unit realignment, during the three months ended January 31, 2016, we also updated our goodwill impairment assessment based on a quantitative analysis. We first evaluated the goodwill of our reporting units immediately prior the realignment and concluded that there was no impairment. We then allocated our goodwill to the new reporting units using a relative fair value approach, and re-confirmed that there is no impairment.

Based on our review for potential indicators of impairment performed during the three months ended April 30, 2016 and the fiscal year ended October 31, 2015, there were no indicators of impairment. During the fourth quarter of fiscal year 2016, we will perform our annual goodwill impairment assessment.

Purchased Intangible Assets, Net

Purchased Intangible assets, net consisted of the following (in thousands):

	April 30, 2016			October 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$662,417	$(333,778)	$328,639	$591,930	$(298,812)	$293,118
Other	105,606	(66,228)	39,378	115,143	(90,744)	24,399
Total	$768,023	$(400,006)	$368,017	$707,073	$(389,556)	317,517

Other intangible assets, net, were comprised primarily of developed and core technology and trade names.

Activity related to purchased intangible assets during the six months ended April 30, 2016 includes a $12.2 million currency translation adjustment to Gross carrying amount and a $6.0 million currency translation adjustment to Accumulated amortization.

Amortization of purchased intangible assets was allocated as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2016	2015	2016	2015
Included in Cost of net revenues	$3,820	$4,609	$7,809	$9,269
Included in Operating expenses	21,974	20,567	41,600	42,899
Total amortization of purchased intangible assets	$25,794	$25,176	$49,409	$52,168

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total future amortization expense for purchased intangible assets that have finite lives, based on our existing intangible assets and their current estimated useful lives as of April 30, 2016, is estimated as follows (in thousands):

	Cost of Net Revenues	Operating Expenses	Total
Fiscal Years Ending October 31:
Remaining of fiscal year 2016	$7,667	$44,853	$52,520
2017	8,379	66,555	74,934
2018	6,205	59,906	66,111
2019	4,911	56,306	61,217
2020	3,248	39,012	42,260
Thereafter	3,464	67,511	70,975
Total future amortization expense	$33,874	$334,143	$368,017

Note 9. Financings

Amounts outstanding under our financing arrangements consisted of the following (in thousands):

	April 30, 2016	October 31, 2015
Credit Agreement
Term A loan	$547,500	$562,500
Term B loan	196,500	197,500
Revolving loan	218,237	54,000
Capital leases and other debt	5,435	342
Total principal payments due	967,672	814,342
Less: original issue discount and debt issuance cost	(12,920)	(15,013)
Total amounts outstanding	954,752	799,329
Less: current portion	(55,296)	(39,088)
Long-term portion	$899,456	$760,241

Credit Agreement

Key terms of our credit agreement include financial maintenance covenants and certain representations, warranties, covenants, and conditions that are customarily required for similar financings. We were in compliance with all financial covenants under our credit agreement as of April 30, 2016.

Borrowings under the credit agreement may be “Base Rate Borrowings” or “Eurodollar Borrowings” at our option. As of April 30, 2016, we have elected the Eurodollar option for all of our borrowings. Eurodollar loans bear interest at a monthly market interest rate plus a margin according to the credit agreement. As of April 30, 2016, the monthly market interest rate was 0.44% for our term A and revolver loans, and 0.75% for our term B loan, and the margins were 1.75% for our term A and revolver loans and 2.75% for our term B loan. Accordingly, as of April 30, 2016, the interest rate was 2.19% for the term A and revolving loans and 3.50% for the term B loan.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have a number of interest rate swap agreements under which we pay banks a fixed rate of 1.20% and receive a monthly floating rate, which effectively converts $500.0 million of the term A loan from a floating interest rate to a fixed interest rate as of April 30, 2016.

As of April 30, 2016, the commitment fee for the unused portion of the revolving loan was 0.250% per annum, payable quarterly in arrears, and the amount available to draw under the revolving loan was $281.8 million.

Capital Lease

In February 2016, we entered into a $15.0 million capital leasing facility. As of April 30, 2016, we leased approximately $4.5 million under this arrangement.

Note 10. Restructurings

As part of cost optimization and corporate transformation initiatives, our management has approved, committed to and initiated restructuring plans to reduce headcount, and consolidate facilities and data centers. Plans initiated in 2014 and 2015 are expected to be substantially complete by the end of fiscal year 2016.

Activity related to our restructuring plans for the six months ended April 30, 2016 consisted of the following (in thousands):

	Restructuring Plans
	June 2014 Plan		July 2015 Plan
	Employee Involuntary Termination Benefits	Facilities Related Costs	Employee Involuntary Termination Benefits	Total
Balance at October 31, 2015	$1,027	$5	$5,090	$6,122
Charges, net of adjustments	734	—	(256)	478
Cash payments	(567)	(5)	(3,168)	(3,740)
Balance at April 30, 2016	$1,194	$—	$1,666	$2,860
Cumulative costs to date	$12,957	$853	$7,087

The following table presents the restructuring expense recognized in our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2016	2015	2016	2015
Cost of net revenues	$(28)	$(48)	$(89)	$35
Research and development	595	32	628	154
Sales and marketing	(13)	108	(483)	793
General and administrative	21	69	422	552
Total restructuring expense	$575	$161	$478	$1,534

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11. Commitments and Contingencies

Commitments

There have been no material changes to our leases and manufacturing agreements since October 31, 2015.

Bank Guarantees

We have issued bank guarantees with maturities ranging from two months to six years to certain of our customers and vendors as required in some countries to support certain performance obligations under our service or other agreements with those parties. As of April 30, 2016, the maximum amount that may become payable under these guarantees was $11.9 million, of which $1.4 million was collateralized by restricted cash deposits.

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

Brazilian Tax Assessments

State Value-Added Tax

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the São Paulo State Revenue Department for collection of state sales taxes related to purported sales of software for the 1998 and 1999 tax years. In 2004, an appeal against this unfavorable administrative decision was filed in a judicial proceeding. The first level decision in the judicial proceeding was issued in our favor. The São Paulo State Revenue Department filed an appeal of this decision. The second level administrative decision ordered that the case be returned to the lower court in order to allow the production of further evidence. Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible that we may receive an unfavorable decision in this proceeding. The tax assessment including estimated interest through April 30, 2016 for this matter totals approximately 8.8 million Brazilian reais (approximately $2.5 million at the foreign exchange rate as of April 30, 2016). As of April 30, 2016, we have not accrued for this matter, but we have posted a bank bond as a guaranty.

Federal Tax Assessments

Brazilian Federal Tax Amnesty

In December 2013, without admitting any fault or liability, we elected to enroll certain of our pending Brazilian tax assessments in the Brazilian Federal Tax Amnesty Program created by Law n. 11.941/2009 in 2009 and reopened for enrollment from October 2013 to December 2013, known as the “REFIS Amnesty.” The REFIS Amnesty is a program administered by the Brazilian tax authorities and allows entities charged with tax assessments that fall within the program’s scope to voluntarily settle such assessments with certain discounts applied to the amounts due. After conducting an evaluation of our existing Brazilian federal tax assessments and the terms offered by the REFIS Amnesty, we determined to voluntarily settle a number of our pending assessments.

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

In the Vitória tax assessment, the fines were reduced from 4.7 million Brazilian reais (approximately $1.3 million at the foreign exchange rate as of April 30, 2016) to 1.5 million Brazilian reais (approximately $410,000 at the foreign exchange rate as of April 30, 2016) on a first level administrative decision on January 26, 2007. Both we and the tax authorities filed appeals of the first level administrative decision. In this appeal, we argued that the tax authorities did not have enough evidence to determine that the import transactions were indeed fraudulent and that, even if there were some irregularities in such importations, they could not be deemed to be our responsibility since all the transactions were performed by the third-party importer of the goods. On June 30, 2010, the Taxpayers Administrative Council of Tax Appeals decided to reinstate the original claim amount of 4.7 million Brazilian reais (approximately $1.3 million at the foreign exchange rate as of April 30, 2016) against us. On February 27, 2013, the Taxpayers Administrative Council of Tax Appeals issued its formal ruling reinstating the original claim amount. On May 31, 2013, we filed a motion to clarify such ruling, which is pending a decision.

In the Itajai tax assessment, we were notified on January 18, 2008, of a first level administrative decision rendered that maintained the total fine of 2.0 million Brazilian reais (approximately $560,000 at the foreign exchange rate as of April 30, 2016) as imposed, excluding interest. On May 27, 2008, we appealed the first level administrative decision to the Taxpayers Council. This matter is pending second level decision.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2013, we sought to enroll the entire amount of tax liabilities in dispute for both the Vitória and Itajai assessments in the REFIS Amnesty. However, because we are named as a jointly-liable party rather than as the primary defendant in these matters, these assessments were not listed in the REFIS Amnesty web-based portal as available for election under the REFIS Amnesty. We believe these matters qualify for inclusion in the REFIS Amnesty and have filed the required notifications to our local tax office and commenced payments to indicate our decision to enroll these matters in the REFIS Amnesty. We expect the tax authorities' confirmation that these matters have been included in the REFIS Amnesty once they complete their procedures to consolidate the enrolled assessments. We elected to make the amnesty payments for these matters in monthly installments over a 30-month period for total payments, inclusive of interest and penalties, of 7.6 million Brazilian reais (approximately $2.1 million at the foreign exchange rate as of April 30, 2016). We accrued the full amount of the payments, plus estimated interest, under the REFIS Amnesty for these matters in December 2013 when we enrolled in the program, and made our first payment on December 26, 2013. As of April 30, 2016, we have remaining installment payments totaling 0.3 million Brazilian reais (approximately $70,000 at the foreign exchange rate as of April 30, 2016).

We had previously accrued the estimated liability for both the Vitória and Itajai assessments. Based on our understanding of the underlying facts of these matters, we believe it is probable we may receive an unfavorable decision for each of these assessments unless we are able to resolve these matters through the REFIS Amnesty. Upon confirmation of acceptance of these matters into the REFIS Amnesty, we will reduce our accrued liabilities related to these matters to reflect the discounted amounts due under the REFIS Amnesty. As of April 30, 2016, we have accruals totaling 12.3 million Brazilian reais (approximately $3.5 million at the foreign exchange rate as of April 30, 2016).

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

For the 2002 assessment, we applied available net operating losses, to the extent permitted, toward the interest and penalties portion of the settlement obligation under the REFIS Amnesty. For the remaining balance, we elected to make the amnesty payments in monthly installments over a 90-month period for total payments of 2.2 million Brazilian reais (approximately $630,000 at the foreign exchange rate as of April 30, 2016). We accrued the full amount of the payments, plus estimated interest, under the REFIS Amnesty for this matter in December 2013 when we enrolled in the program, and made our first payment on December 26, 2013. In the first quarter of fiscal year 2015, based on new provisions made available under the REFIS Amnesty, we elected to pay all remaining outstanding amounts due under the REFIS Amnesty in relation to the 2002 assessment, and settled such payments using cash and additional available net operating losses.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the 2003 assessments, we applied available net operating losses, to the extent permitted, toward the interest and penalties portion of the settlement obligation under the REFIS Amnesty. At the time we initially appealed the 2003 assessments to the civil courts, we were required to make a deposit of 2.8 million Brazilian reais (approximately $800,000 at the foreign exchange rate as of April 30, 2016) to the court in order to perfect our appeal. In light of our enrollment of certain of the 2003 assessments in the REFIS Amnesty, we have notified the civil court of our enrollment and requested the release of the portion of the deposit for the assessments enrolled in the REFIS Amnesty, which totals 675,000 Brazilian reais (approximately $190,000 at the foreign exchange rate as of April 30, 2016). Once approved by the court, the released funds will be applied against the settlement obligation under the REFIS Amnesty. Approximately 2.2 million Brazilian reais (approximately $610,000 at the foreign exchange rate as of April 30, 2016) will remain deposited in connection with the 2003 assessments that will continue in the civil courts and which deposits will be released to the prevailing party after resolution of the underlying assessments.

Excluding the assessments that have been enrolled in the REFIS Amnesty for this matter, which have been accrued as described above, and excluding the net operating losses still at issue, the remaining assessments total approximately 3.1 million Brazilian reais (approximately $870,000 at the foreign exchange rate as of April 30, 2016), including estimated penalties and interest, as of April 30, 2016. Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible we may receive an unfavorable decision related to these remaining assessments.

We also elected to enroll a number of outstanding tax offset requests that were previously applied for by the Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 in the REFIS Amnesty. These outstanding tax offset requests relate to different tax debts, primarily for IRPJ, PIS and COFINS for past tax years, and total approximately 2.5 million Brazilian reais (approximately $710,000 at the foreign exchange rate as of April 30, 2016), including estimated penalties and interest. We applied available net operating losses toward the interest and penalties portion of the settlement obligation under the REFIS Amnesty. For the remaining balance, we elected to make the amnesty payments in monthly installments over a 90-month period for total payments of 1.3 million Brazilian reais (approximately $380,000 at the foreign exchange rate as of April 30, 2016). We accrued the full amount of the payments, plus estimated interest, under the REFIS Amnesty for these matters in December 2013 when we enrolled in the program, and made our first payment on December 26, 2013. After further review, the tax authorities agreed with our positions in certain of these cases and reduced our liabilities under the REFIS Amnesty. In the first quarter of fiscal year 2015, based on new provisions made available under the REFIS Amnesty, we elected to pay all remaining outstanding amounts due under the REFIS Amnesty in relation to the remaining tax offset requests, and settled such payments using cash and additional available net operating losses.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Municipality Services Tax Assessments

In December 2009, one of the Brazilian subsidiaries that was acquired as part of the Lipman acquisition was notified of a tax assessment regarding alleged nonpayment of tax on services rendered for the period from September 2004 to December 2004. This assessment was issued by the municipality of São Paulo (the "municipality"), and asserts a services tax deficiency and related penalties totaling 875,000 Brazilian reais (approximately $250,000 at the foreign exchange rate as of April 30, 2016), excluding interest. The municipality claims that the Brazilian subsidiary rendered certain services within the municipality of São Paulo but simulated that those services were rendered in another city. At the end of December 2010 the municipality issued further tax assessments alleging the same claims for 2005 through June 2007. These additional subsequent claims assert services tax deficiencies and related penalties totaling 5.9 million Brazilian reais (approximately $1.7 million at the foreign exchange rate as of April 30, 2016), excluding interest. We received unfavorable decisions from the administrative courts, which ruled to maintain the tax assessments for each of these matters. No further grounds of appeal are available to us for these assessments within the administrative courts. In October 2012, as a result of the decision at the administrative level, the tax authorities filed an enforcement action in the civil courts to collect on the services tax assessments amounts awarded by the administrative court, and seeking other related costs and fees. On March 6, 2013, we filed our defensive claims in the civil courts in response to the tax authorities' enforcement action. In February 2013 the tax authorities filed an additional enforcement action in the civil courts to collect on the penalties related to the services tax assessments amounts awarded by the administrative courts. Based on our understanding of the underlying facts of this matter and our evaluation of the potential outcome at the judicial level, we believe it is reasonably possible that our Brazilian subsidiary will be required to pay some amount of the alleged tax assessments and penalties related to these matters, as well as amounts of interest and certain costs and fees imposed by the court related thereto. As of April 30, 2016, the amount of the alleged tax assessments and penalties related to these matters was approximately 23.3 million Brazilian reais (approximately $6.6 million at the foreign exchange rate as of April 30, 2016), including interest, costs and fees related thereto.

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the municipality of Curitiba for collection of alleged services tax deficiency. An appeal against this unfavorable administrative decision was filed in a judicial proceeding and currently the case is pending the municipality of Curitiba's compliance with the writ of summons. As of April 30, 2016, the underlying assessment, including estimated interest, was approximately 5.4 million Brazilian reais (approximately $1.5 million at the foreign exchange rate as of April 30, 2016). Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible that we may receive an unfavorable decision in this proceeding.

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

Cardsoft also filed motions before the District Court claiming that it was entitled to a new trial to allege infringement under the doctrine of equivalents and seeking to reopen the case before the District Court. We opposed these motions and filed a cross motion to dismiss this matter in its entirety.

On December 2, 2015, the Federal Circuit again granted judgment in our favor of no infringement as a matter of law. Cardsoft did not timely file another petition for certiorari with the U.S. Supreme Court. On April 28, 2016, the District Court entered a Stipulation of Dismissal, and this matter is now concluded.

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

In re VeriFone Securities Litigation

On March 7, 2013, a putative securities class action was filed in the U.S. District Court for the Northern District of California against us, certain of our former officers and one of our current officers and alleged claims in connection with our February 20, 2013 announcement of preliminary financial results for the fiscal quarter ended January 31, 2013. The action, captioned Sanders v. VeriFone Systems, Inc. et al., Case No. C 13-1038, and subsequently re-captioned In re VeriFone Securities Litigation, was initially brought on behalf of a putative class of purchasers of VeriFone securities between December 14, 2011 and February 19, 2013 and asserted claims under the Securities Exchange Act Sections 10(b) and 20(a) and SEC Rule 10b-5 for securities fraud and control person liability. The claims were based on allegations that we and the individual defendants made false or misleading public statements regarding our business, operations, and financial controls during the putative class period. The complaint sought unspecified monetary damages and other relief. Two additional class actions related to the same matter (Laborers Local 235 Benefit Funds v. VeriFone Systems, Inc. et al., Case No. CV 13-1676 and Bland v. VeriFone Systems, Inc. et al., Case No. CV 13-1853) were filed in April 2013. On May 6, 2013, several putative plaintiffs and plaintiffs' law firms filed motions to consolidate these three securities class actions and requesting appointment as lead plaintiff and lead counsel, respectively. The plaintiffs in Laborers Local 235 Benefit Funds v. VeriFone Systems, Inc. et al. and Bland v. VeriFone Systems, Inc. et al. voluntarily dismissed their respective actions, without prejudice, on July 10, 2013 and July 17, 2013, respectively, and filed motions to be appointed lead plaintiff in the action previously captioned Sanders v. VeriFone Systems, Inc. et al. On October 7, 2013, the court entered an order appointing the Selz Funds as lead plaintiffs and appointing Gold Bennett Cera & Sidener LLP as lead counsel. Lead plaintiffs' first amended complaint was filed on December 16, 2013. The first amended complaint expanded the putative class period to December 14, 2011 and February 20, 2013, inclusive, and removed the current officer who was named in the original complaint from the action. We filed our motion to dismiss the amended complaint on February 14, 2014, lead plaintiffs filed their opposition on April 15, 2014 and we filed our reply on May 16, 2014. On May 27, 2014, the court took the motion to dismiss under submission without oral argument. On August 8, 2014, the court dismissed the amended complaint, with leave to amend. Lead plaintiffs filed their second amended complaint on October 7, 2014. On March 29, 2016, the Court granted our motion to dismiss the second amended complaint, finding it insufficiently pled, and granted leave to amend by June 3, 2016. Instead of filing a third amended complaint, lead plaintiffs are stipulating to a judgment of dismissal with prejudice so they can appeal the court’s dismissal of their second amended complaint.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Zoumboulakis v. McGinn et al.

On May 24, 2013, a federal derivative action, Zoumboulakis v. McGinn et al., Case No. 13-CV-02379, was filed in the U.S. District Court for the Northern District of California against certain current and former directors and officers derivatively on our behalf. The complaint, which names us as a nominal defendant, alleges breach of fiduciary duty and abuse of control and asserts claims under Section 14(a) of the Securities Exchange Act of 1934 for false or misleading financial statements and proxy statement disclosures. The complaint seeks unspecified monetary damages, including exemplary damages, restitution from defendants, injunctive relief directing us to make certain corporate governance reforms, and payment of the plaintiff's costs and attorneys' fees. On August 12, 2013, the court entered defendants' motion seeking to relate this action to the pending shareholder class action, Sanders v. VeriFone Systems, Inc. et al. On October 31, 2013, the court entered a stipulation and order setting a December 31, 2013 deadline for the filing of an amended complaint and setting a January 30, 2014 deadline for defendants to move or answer. An initial case management conference was held on January 17, 2014. On January 21, 2014, plaintiff filed an amended complaint, which removed one of our former officers from the action and added an additional former director as a defendant. The amended complaint brings claims against the defendants for breach of fiduciary duty, abuse of control, violations of Securities Exchange Act Section 14(a), and unjust enrichment. The amended complaint also brings claims for insider trading against three of the named former and current directors. We filed our motion to dismiss the amended complaint on March 7, 2014, plaintiff filed an opposition on April 23, 2014, and we filed our reply on May 16, 2014. On May 27, 2014, the court took the motion to dismiss under submission without oral argument. On August 7, 2014, the court dismissed the amended complaint, with leave to amend. Plaintiff filed a second amended complaint on October 17, 2014. We filed a motion to dismiss the second amended complaint on December 18, 2014. On December 3, 2015, the court granted our motion to dismiss, with leave to amend. On January 20, 2016, plaintiff filed a third amended complaint alleging demand futility with respect to the current Board. We filed our motion to dismiss on March 1, 2016, which motion is scheduled for hearing on September 29, 2016.

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

On June 15, 2015, we filed appeals and interim applications to stay the CCI orders. The appellate court has granted our interim applications to stay all proceedings at least until the final appellate hearing, which commenced on January 19, 2016, continued on January 29, March 28, and April 28, 2016, and is scheduled to continue on August 4, 2016.

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

Income Tax Uncertainties

As of April 30, 2016, the amount payable for unrecognized tax benefits was $37.7 million, including accrued interest and penalties, none of which is expected to be paid within one year. This amount is included in Other long-term liabilities in our Condensed Consolidated Balance Sheet as of April 30, 2016. We are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur.

Note 12. Segment Information

In December 2015, we realigned our organizational structure and changed our reportable segments to be Verifone Systems and Verifone Services. Net revenues and operating income of each segment reflect net revenues and expenses that are directly attributable to that segment. Net revenues and expenses not allocated to segment net revenues and segment operating income include amortization of purchased intangible assets, amortization of step-down in deferred services net revenues and associated costs of net revenues at acquisition, restructuring expenses, stock-based compensation, as well as general and administrative and corporate research and development expense. We do not separately evaluate assets by segment, and therefore assets by segment are not presented below.

The following table sets forth net revenues for our reportable segments and reconciles segment net revenues to total net revenues (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2016	2015	2016	2015
Segment net revenues:
Verifone Systems	$342,443	$324,300	$680,035	$637,700
Verifone Services	189,913	165,966	365,877	339,480
Total segment net revenues	532,356	490,266	1,045,912	977,180
Amortization of step down in deferred services net revenues at acquisition	(6,078)	(122)	(6,095)	(810)
Total net revenues	$526,278	$490,144	$1,039,817	$976,370

The following table sets forth operating income for our reportable segments and reconciles segment operating income to consolidated operating income (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2016	2015	2016	2015
Operating income by segment:
Verifone Systems	$77,969	$78,592	$158,870	$151,005
Verifone Services	46,446	38,535	88,575	81,351
Total segment operating income	124,415	117,127	247,445	232,356
Items not attributable to segment operating income:
Amortization of step down in deferred services gross margin at acquisition	(4,408)	(122)	(4,425)	(810)
Unallocated general and administrative expenses	(49,891)	(45,632)	(97,835)	(87,887)
Unallocated research and development expenses	(4,705)	(5,215)	(9,593)	(10,476)
Other unallocated costs	(7,684)	(1,020)	(7,671)	(4,350)
Amortization of purchase intangible assets	(25,794)	(25,176)	(49,409)	(52,168)
Stock-based compensation expense	(11,579)	(8,872)	(22,039)	(21,027)
Litigation settlement and loss contingency expense	—	(1,213)	—	(1,213)
Restructuring expense	(575)	(161)	(478)	(1,534)
Total operating income	$19,779	$29,716	$55,995	$52,891

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Results of Operations:
Consolidated Results of Operations: An analysis and discussion of our financial results comparing our consolidated results of operations for the three and six months ended April 30, 2016 to the three and six months ended April 30, 2015.
Segment Results of Operations: An analysis and discussion of our financial results comparing the results of operations for each of our two reportable segments, Verifone Systems and Verifone Services, for the three and six months ended April 30, 2016 to the three and six months ended April 30, 2015.
Financial Outlook: A discussion of our expectations regarding certain trends that may affect our financial condition and results of operations.
Liquidity and Capital Resources: An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.
Contractual Obligations and Off-Balance Sheet Arrangements: Disclosures related to our contractual obligations, contingent liabilities, commitments, and off-balance-sheet arrangements, as of April 30, 2016.
Critical Accounting Policies and Estimates: A discussion of the accounting policies and estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts, as well as recent accounting pronouncements that have had or are expected to have a material impact on our results of operations.

Overview

Our Business

We are a global leader in payments and commerce solutions. We provide expertise, solutions and services that reduce risk and add value at the retail point-of-sale (POS), and enable innovative forms of commerce. For over 30 years, we have been a leader in designing, manufacturing, marketing and supplying a broad range of innovative payment devices and complementary services that enable secure electronic payment transactions and value-added services at the POS. We focus on delivering increasingly innovative POS payment capabilities, value-added services that increase merchant revenues and enhance the consumer experience, and solutions that enrich the interaction between merchants and consumers. For example, during April 2016 we introduced the first of a new family of integrated POS systems, known as Verifone Carbon, that we expect will provide more scalable solutions for our clients globally. Key industries in which we operate include financial services, retail, petroleum, restaurant, hospitality, taxi, transportation, and healthcare.

During December 2015 our Chief Executive Officer realigned the company's organizational structure to focus on two global product lines: Verifone Systems and Verifone Services. Verifone Systems delivers point of sale electronic payment devices that run our unique operating systems, security and encryption software, and certified payment software for payments and commerce. Verifone Services delivers device related leasing and maintenance, payment transaction routing and reporting, and commerce based services such as advertising on digital screens. As a result of this organizational change, effective for the first quarter of 2016, our reportable segments are Verifone Systems and Verifone Services. All prior period amounts reported by geographic segment have been reclassified to conform to the current presentation.

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

Verifone Systems

Sales of our point of sale electronic payment devices and systems by our Verifone Systems business comprise approximately 65.1% and 65.4% of our net revenues in the three and six months ended April 30, 2016, respectively. Our point of sale electronic payment devices run our unique operating systems, security and encryption software, and certified payment software, and are designed to suit our clients' needs in a variety of environments, including traditional multi-lane and countertop implementations, self-service and unattended environments, in-vehicle and portable deployments, as well as mobile commerce. Our systems can securely process a wide range of payment types including signature and PIN-based debit cards, credit cards, NFC/contactless/radio frequency identification cards, or RFID cards, smart cards, pre-paid gift and other stored-value cards, electronic bill payment, signature capture and electronic benefits transfer, or EBT. Our unique architecture enables multiple value-added applications, including third-party applications, such as gift card and loyalty card programs, healthcare insurance eligibility, and time and attendance tracking, and allows these applications to reside on the same system without requiring recertification upon the addition of new applications. With our newest line of Verifone Engage payment solutions, we will be able to deliver richer media and more complex commerce enablement services on our payment terminals to our merchant clients. Security continues to be an important factor for our clients and we have experienced increasing demand for Europay, MasterCard and Visa, or "EMV", capable terminal solutions.

Verifone Services

Verifone Services drives an important part of our business and revenues, accounting for approximately 34.9% and 34.6% of our net revenues in the three and six months ended April 30, 2016, respectively. Our service offerings fall into four main product lines: (i) device-related services, (ii) payment-related services, (iii) commerce-related services, and (iv) omni-commerce services. Device-related services include mechanical and support services such as terminal leasing, “break fix” maintenance work, and call center support. Payment-related services include transaction routing, software development and licensing, and security services, such as encryption, tokenization, and our Secure Commerce Architecture. Commerce-related services include our digital media business, which delivers advertising and marketing content to over 100,000 screens, and taxi related services such as mobile hailing. Omni-commerce services bring together payments and commerce both in-store and online.

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

Significant Matters

Business Combinations

On December 23, 2015, we acquired InterCard AG, a leading payment-related services provider in Germany, in exchange for 85.0 million Euro in cash paid on the acquisition date (approximately $92.4 million at the foreign exchange rate on the acquisition date) plus 1.2 million Euro (approximately $1.4 million at the foreign exchange rate as of April 30, 2016), that will be paid in the third quarter of fiscal 2016. We acquired InterCard to expand our payment-related services offerings in Germany. This acquisition was accounted for using the acquisition method of accounting, and the results of InterCard were included in our Results of Operations since the acquisition date.

On February 2, 2016, we acquired AJB Software Design Inc., a Toronto-based provider of payment gateway and switching solutions for large merchants in the U.S. and Canada, for cash payments totaling approximately $87.5 million, subject to certain upward adjustments, plus up to $10.0 million of additional contingent consideration with a fair value of $1.4 million at the acquisition date. We acquired AJB to expand our suite of services offerings. This acquisition was accounted for using the acquisition method of accounting, and the results of AJB were included in our Results of Operations since the acquisition date.

Stock Repurchase Program

In September 2015, our Board of Directors authorized a program to repurchase shares of our common stock with an aggregate value of up to $200.0 million, with no expiration from the date of authorization. During the six months ended April 30, 2016, we repurchased approximately 2.6 million shares of our common stock on the open market at an average repurchase price of $28.02 per share. There were no stock repurchase activities during the three months ended April 30, 2016. As of April 30, 2016, there was approximately $50.0 million remaining available for stock repurchases under this program.

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

Financial Results Highlights

Overall

•
Consolidated net revenues for the three months ended April 30, 2016 were $526.3 million, compared to $490.1 million for the three months ended April 30, 2015, up 7.4% year over year, despite a $26.2 million unfavorable foreign currency impact.

•
Gross margins for the three months ended April 30, 2016 were $210.4 million or 40.0% compared to $203.9 million or 41.6% for the three months ended April 30, 2015, up $6.5 million or 3.2%, but down 1.6 points.

•	Net cash provided by operating activities for the three months ended April 30, 2016 totaled $50.9 million.

Results of Operations

Consolidated Results of Operations

Three Months Ended April 30, 2016 compared to April 30, 2015

	Three Months Ended April 30,
	2016	% of Net revenues (1)	2015	% of Net revenues (1)
	(in thousands, except percentages)
Net revenues:
Systems	$342,443	65.1%	$324,300	66.2%
Services	183,835	34.9%	165,844	33.8%
Total net revenues	526,278	100.0%	490,144	100.0%

Gross margin:
Systems	141,899	41.4%	135,328	41.7%
Services	68,480	37.3%	68,575	41.3%
Total gross margin	210,379	40.0%	203,903	41.6%

Operating expenses:
Research and development	54,715	10.4%	47,579	9.7%
Sales and marketing	59,027	11.2%	55,371	11.3%
General and administrative	54,884	10.4%	49,457	10.1%
Litigation settlement and loss contingency expense	—	—%	1,213	0.2%
Amortization of purchased intangible assets	21,974	4.2%	20,567	4.2%
Total operating expenses	190,600	36.2%	174,187	35.5%
Operating income	19,779	3.8%	29,716	6.1%
Interest expense, net	(8,543)	(1.6)%	(7,432)	(1.5)%
Other income (expense), net	(4,809)	(0.9)%	(3,169)	(0.6)%
Income before income taxes	6,427	1.2%	19,115	3.9%
Income tax provision	3,087	0.6%	1,449	0.3%
Consolidated net income	$3,340	0.6%	$17,666	3.6%
(1) Systems and Services gross margin as a percentage of net revenues is computed as a percentage of the corresponding Systems and Services net revenues.

Net revenues for the three months ended April 30, 2016 were $526.3 million, compared to $490.1 million for the three months ended April 30, 2015, up $36.2 million or 7.4%, net of a $26.2 million negative foreign currency impact. Systems net revenues increased $18.2 million due primarily to increased demand for EMV capable products in North America. Services net revenues increased $18.0 million due primarily to the benefit of acquired businesses and sales of additional services on increased device sales. The foreign currency impact was due primarily to a decrease in the value of the Brazilian real, the Argentine peso, the South African rand, and the Australian dollar. (See further discussion of revenues by segment and geography below.)

Net Revenues by Geography

	Three Months Ended April 30,
	2016	% of net revenues	2015	% of net revenues
	(in thousands, except percentages)
Net Revenues
North America	$209,338	39.8%	$192,970	39.4%
Latin America	69,788	13.3%	68,054	13.9%
EMEA	196,982	37.4%	179,531	36.6%
Asia-Pacific	50,170	9.5%	49,589	10.1%
Total	$526,278	100.0%	$490,144	100.0%

•
North America net revenues increased $16.4 million year over year, due primarily to increased demand for our EMV capable products, including petroleum customers upgrading to products that support EMV requirements and increasing adoption of EMV capable devices by small and medium businesses, which outpaced the prior year revenues from EMV implementations by Tier 1 retailers.

•
Latin America net revenues increased $1.7 million year over year, despite $16.3 million of unfavorable foreign currency fluctuations. Net revenue increases throughout Latin America markets were offset by a $11.3 million decrease in net revenues in Brazil that was influenced by factors such as economic weakness and competitive pricing pressures.

•
EMEA net revenues increased $17.5 million year over year, due primarily to $12.7 million in net revenues from InterCard, which was acquired in December 2015. Net revenues also increased due to the timing of product certifications in certain countries, for example, increased demand for our products due to government fiscalization requirements in Turkey. EMEA net revenues include a $6.2 million negative impact due to unfavorable foreign currency fluctuations.

•
Asia-Pacific net revenues remained relatively flat year over year. Increases in net revenues in some Asia-Pacific markets were almost entirely offset by a $6.0 million decrease in net revenues in China, where we have not yet released a lower cost suite of products to meet customer preferences in that market. Net revenues include a $3.5 million negative impact due to unfavorable foreign currency fluctuations.

Gross margin for the three months ended April 30, 2016 was $210.4 million or 40.0% of total net revenues, compared to $203.9 million or 41.6% of total net revenues, for the three months ended April 30, 2015, up $6.5 million but down 1.6 percentage points. Gross margin in dollars increased due primarily to the increase in net revenues. Gross margin as a percentage of net revenues decreased due primarily to changes in product, geographic and customer mix. For example, we experienced competitive pricing pressures in several markets, particularly Latin America, that have resulted in lower margins year over year. In addition, in North America net revenues have shifted to more purchases by our distributors and petroleum customers in the current year compared to net revenues from higher margin large customers completing substantial EMV roll outs in the prior year.

Research and development for the three months ended April 30, 2016 was $54.7 million compared to $47.6 million for the three months ended April 30, 2015, up $7.1 million or 14.9%, due primarily to an increase in personnel related and outside contractor expenses, which reflects our ongoing investment in additional resources to develop and bring next generation products and solutions to market.

Sales and marketing for the three months ended April 30, 2016 was $59.0 million, compared to $55.4 million for the three months ended April 30, 2015, up $3.6 million or 6.5%, due primarily to costs associated with the recent acquisitions of InterCard and AJB.

General and administrative for the three months ended April 30, 2016 was $54.9 million, compared to $49.5 million for the three months ended April 30, 2015, up $5.4 million or 10.9%, due primarily to costs associated with the recent acquisitions of InterCard and AJB.

Amortization of purchased intangible assets for the three months ended April 30, 2016 was $22.0 million, compared to $20.6 million for the three months ended April 30, 2015, up $1.4 million or 6.8%, due primarily to an increase in purchased intangible assets associated with recently acquired businesses.

Interest expense, net for the three months ended April 30, 2016 was $8.5 million, compared to $7.4 million for the three months ended April 30, 2015, up $1.1 million or 14.9%, due primarily to higher loan balances related to new borrowings for acquisitions.

Income tax provision for the three months ended April 30, 2016 was $3.1 million, compared to $1.4 million for the three months ended April 30, 2015, up $1.7 million or 117.3%. The income tax provisions for the three months ended April 30, 2016 and 2015 were primarily related to foreign taxes and other discrete activities.

Six Months Ended April 30, 2016 compared to April 30, 2015

	Six Months Ended April 30,
	2016	% of net revenues (1)	2015	% of net revenues (1)
	(in thousands, except percentages)
Net revenues:
Systems	$680,035	65.4%	$637,700	65.3%
Services	359,782	34.6%	338,670	34.7%
Total net revenues	1,039,817	100.0%	976,370	100.0%

Gross margin:
Systems	284,686	41.9%	263,060	41.3%
Services	140,978	39.2%	140,013	41.3%
Total gross margin	425,664	40.9%	403,073	41.3%

Operating expenses:
Research and development	106,383	10.2%	96,482	9.9%
Sales and marketing	113,976	11.0%	112,781	11.6%
General and administrative	107,710	10.4%	96,807	9.9%
Litigation settlement and loss contingency expense (benefit)	—	—%	1,213	0.1%
Amortization of purchased intangible assets	41,600	4.0%	42,899	4.4%
Total operating expenses	369,669	35.6%	350,182	35.9%
Operating income	55,995	5.4%	52,891	5.4%
Interest expense, net	(16,847)	(1.6)%	(15,327)	(1.6)%
Other income (expense), net	(6,989)	(0.7)%	(2,926)	(0.3)%
Income before income taxes	32,159	3.1%	34,638	3.5%
Income tax provision	5,086	0.5%	2,844	0.3%
Consolidated net income	$27,073	2.6%	$31,794	3.3%
(1) Systems and Services gross margin as a percentage of net revenues is computed as a percentage of the corresponding Systems and Services net revenues.

Net revenues for the six months ended April 30, 2016 were $1.04 billion, compared to $976.4 million for the six months ended April 30, 2015, up $63.4 million or 6.5%, net of a $62.8 million negative foreign currency impact. Systems net revenues increased $42.3 million due primarily to increased demand for EMV capable products in North America. Services net revenues increased $21.0 million due primarily to the benefit of acquired businesses and sales of additional services on increased device sales. The foreign currency impact was due primarily to a decrease in the values of the Brazilian real, the Argentine peso, the Euro, and the South African rand. (See further discussion of revenues by segment and geography below.)

Net Revenues by Geography

	Six Months Ended April 30,
	2016	% of net revenues	2015	% of net revenues
	(in thousands, except percentages)
Net Revenues
North America	$445,034	42.8%	$353,267	36.2%
Latin America	124,568	12.0%	139,150	14.3%
EMEA	367,370	35.3%	359,564	36.8%
Asia-Pacific	102,845	9.9%	124,389	12.7%
Total	$1,039,817	100.0%	$976,370	100.0%

•
North America net revenues increased $91.8 million, due primarily to increased demand for our EMV capable products, including petroleum customers upgrading to products that support EMV requirements and increasing adoption of EMV capable devices by small and medium businesses, which outpaced the prior year revenues from EMV implementations by Tier 1 retailers.

•
Latin America net revenues decreased $14.6 million, due primarily to the timing of purchase decisions by large customers. Decreased net revenues in Brazil, which were influenced by factors such as economic weakness and competitive pricing pressures, were partially offset by increases throughout Latin American markets. Net revenues include a $29.4 million negative impact due to unfavorable foreign currency fluctuations.

•
EMEA net revenues increased $7.8 million, due primarily to $17.0 million in net revenues from InterCard, which was acquired in December 2015. Revenue also increased in the rest of EMEA due primarily to timing of product certifications in certain countries, for example, increased demand for our products due to government fiscalization requirements in Turkey. Net revenues include a $23.4 million negative impact due to unfavorable foreign currency fluctuations.

•
Asia-Pacific net revenues decreased $21.5 million, primarily in China, where we have not yet released a lower cost suite of products to meet customer preferences in that market. Net revenues include a $9.3 million negative impact due to the unfavorable foreign currency fluctuations.

Gross margin for the six months ended April 30, 2016 was $425.7 million or 40.9% of net revenues, compared to $403.1 million, or 41.3% of net revenues, for the six months ended April 30, 2015, up $22.6 million but down 0.4 percentage points. Gross margin in dollars increased due primarily to the increase in net revenues. Gross margin as a percentage of net revenues decreased due primarily to changes in geographic and customer mix. For example, we experienced competitive pricing pressures in several markets, particularly China and Latin America, that have resulted in lower margins year over year. In addition, in North America net revenues have shifted to more purchases by our distributors and Petro customers in the current year compared to net revenues from higher margin large customers completing substantial EMV roll outs in the prior year.

Research and development for the six months ended April 30, 2016 was $106.4 million compared to $96.5 million for the six months ended April 30, 2015, up $9.9 million or 10.3%, due primarily to an increase in personnel related and outside contractor expenses, which reflects our ongoing investment in additional resources to develop and bring next generation products and solutions to market.

Sales and marketing for the six months ended April 30, 2016 was $114.0 million, compared to $112.8 million for the six months ended April 30, 2015, up $1.2 million or 1.1%, due primarily to costs associated with the recent acquisitions of InterCard and AJB.

General and administrative for the six months ended April 30, 2016 was $107.7 million compared to $96.8 million for the six months ended April 30, 2015, up $10.9 million or 11.3%, due primarily to costs associated with the recent acquisitions of InterCard and AJB.

Amortization of purchased intangible assets for the six months ended April 30, 2016 was $41.6 million compared to $42.9 million for the six months ended April 30, 2015, down $1.3 million or 3.0%, due primarily to the devaluation of the Euro, Swedish krona, South African rand, and Norwegian krone against the U.S. dollar year over year, as most of our purchased intangible assets are denominated in these currencies. The devaluation was partially offset by an increase in purchased intangible assets associated with recently acquired businesses.

Interest expense, net for the six months ended April 30, 2016 was $16.8 million compared to $15.3 million for the six months ended April 30, 2015, up $1.5 million or 9.8%, due primarily to higher loan balances related to new borrowings for acquisitions and stock repurchases and lower cash balances.

Income tax provision for the six months ended April 30, 2016 was $5.1 million, compared to $2.8 million for the six months ended April 30, 2015, up $2.3 million or 82.1%. The income tax provision for the six months ended April 30, 2016 was primarily related to foreign taxes and other discrete activities. The income tax provision for the six months ended April 30, 2015 was primarily related to foreign taxes offset by the reversal of unrecognized tax benefits where statutes of limitations expired and audits were settled.

Segment Results of Operations

In December 2015, we realigned our organizational structure and changed our reportable segments to be Verifone Systems and Verifone Services. Net revenues and operating income of each segment reflect net revenues and expenses that are directly attributable to that segment. Net revenues and expenses not allocated to segment net revenues and segment operating income include amortization of purchased intangible assets, amortization of step-down in deferred services net revenues and associated costs of net revenues at acquisition, restructuring expenses, stock-based compensation, as well as general and administrative and corporate research and development expense.

Verifone Systems Net Revenues and Operating Income

Our Verifone Systems business delivers point of sale electronic payment devices that run our unique operating systems, security and encryption software, and certified payment software globally, for both payments and commerce.

Three Months Ended April 30, 2016 compared to April 30, 2015

	Three Months Ended April 30,
	2016	% of net revenues	2015	% of net revenues
	(in thousands, except percentages)
Net revenues	$342,443	64.3%	$324,300	66.2%
Operating income	$77,969	22.8%	$78,592	24.2%

Net revenues for the three months ended April 30, 2016 were $342.4 million, compared to $324.3 million for the three months ended April 30, 2015, up $18.2 million or 5.6%, net of a $17.1 million negative impact due to unfavorable foreign currency fluctuations.

•
Net revenues from the sale of desktop devices increased $14.8 million, due primarily to increased demand related to the release of new products and certifications received in certain markets, for example, due to government fiscalization requirements in Turkey, as well as due to the timing of purchase decisions by customers.

•
Net revenues from the sale of multi-lane devices and our Petroleum product family increased $5.7 million, due primarily to increased demand for EMV compatible devices. Increased net revenues from customers in the North American petroleum market and small to medium businesses outpaced the decreased demand from North America Tier 1 retailers that rolled out EMV compatible devices in the prior year.

Operating income for the three months ended April 30, 2016 was $78.0 million or 22.8% of net revenues, compared to $78.6 million or 24.2% of net revenues for the three months ended April 30, 2015, down $0.6 million or 1.4 percentage points.

•
Operating income in dollars decreased due primarily to changes in geographic and product mix, competitive pricing pressures in certain markets, as well as an increased research and development spend, which reflects our ongoing investment in additional resources to bring next generation products and solutions to market.

•	Operating income as a percentage of net revenues decreased due primarily to changes in geographic and product mix, as well as competitive pricing pressures.

Six Months Ended April 30, 2016 compared to April 30, 2015

	Six Months Ended April 30,
	2016	% of net revenues	2015	% of net revenues
	(in thousands, except percentages)
Net revenues	$680,035	65.0%	$637,700	65.3%
Operating income	$158,870	23.4%	$151,005	23.7%

Net revenues for the six months ended April 30, 2016 were $680.0 million, compared to $637.7 million for the six months ended April 30, 2015, up $42.3 million or 6.6%, net of a $36.3 million negative impact due to unfavorable foreign currency fluctuations.

•
Net revenues from the sale of desktop devices increased $28.8 million, due primarily to increased demand related to the release of new products and certifications received in certain markets, for example, due to government fiscalization requirements in Turkey, as well as due to the timing of purchase decisions by customers.

•
Net revenues from the sale of multi-lane devices and our Petroleum product family increased $23.3 million, due primarily to increased demand for EMV compatible devices. Increased net revenues from customers in the North American petroleum market and small to medium businesses outpaced the decreased demand from North America Tier 1 retailers that rolled out EMV compatible devices in the prior year.

•
Net revenues from the sale of portable devices decreased $12.2 million, primarily in Latin America due to the timing of purchase decisions by large customers, which were influenced, in part, by economic weakness, as well as the impact of foreign currency fluctuations.

Operating income for the six months ended April 30, 2016 was $158.9 million or 23.4% of net revenues, compared to $151.0 million or 23.7% of net revenues for the six months ended April 30, 2015, up $7.9 million but down 0.3 percentage points.

•	Operating income in dollars increased due primarily to increases in net revenues.

•
Operating income as a percentage of net revenues decreased due primarily to changes in geographic and customer mix during the six months ended April 30, 2016, as well as an increased research and development spend, which reflects our ongoing investment in additional resources to bring next generation products and solutions to market.

Verifone Services Net Revenues and Operating Income

Verifone Services delivers a variety of service solutions that are designed to be complimentary to our systems. These solutions ensure secure electronic payment transactions, provide value-added services to our merchants and enhance the consumer experience. Device-related services include mechanical and support services such as terminal leasing, “break fix” maintenance work, and call center support. Payment-related services include transaction routing, software development and licensing, and security services, such as encryption, tokenization, and our Secure Commerce Architecture. Commerce-related services include our digital media business, which delivers advertising and marketing content to over 100,000 screens, and taxi related services such as mobile hailing.

Three Months Ended April 30, 2016 compared to April 30, 2015

	Three Months Ended April 30,
	2016	% of net revenues	2015	% of net revenues
	(in thousands, except percentages)
Net revenues	$189,913	35.7%	$165,966	33.9%
Operating income	$46,446	24.5%	$38,535	23.2%

Net revenues for the three months ended April 30, 2016 were $189.9 million compared to $166.0 million for the three months ended April 30, 2015, up $23.9 million or 14.4%, net of a $9.1 million negative impact due to unfavorable foreign currency fluctuations.

•	Net revenues increased $12.7 million from the acquisition of InterCard in December 2015 and $6.7 million from the acquisition of AJB in February 2016.

•	The remaining increase in net revenues is due to growing demand for device-related and payment-related services, particularly in Australia and New Zealand, as additional devices are sold globally.

Operating income for the three months ended April 30, 2016 was $46.4 million or 24.5% of net revenues, compared to $38.5 million or 23.2% of net revenues for the three months ended April 30, 2015, up $7.9 million or 1.3 percentage points.

•	Operating income in dollars increased due primarily to increases in net revenues.

•	Operating income as a percentage of net revenues increased due primarily to changes in geographic mix and the higher margins from our recently acquired businesses, InterCard and AJB.

Six Months Ended April 30, 2016 compared to April 30, 2015

	Six Months Ended April 30,
	2016	% of net revenues	2015	% of net revenues
	(in thousands, except percentages)
Net revenues	$365,877	35.0%	$339,480	34.8%
Operating income	$88,575	24.2%	$81,351	24.0%

Net revenues for the six months ended April 30, 2016 were $365.9 million compared to $339.5 million for the six months ended April 30, 2015, up $26.4 million or 7.8%, net of a $26.5 million negative impact due to unfavorable foreign currency fluctuations.

•	Net revenues increased $17.0 million from the acquisition of InterCard in December 2015 and $6.7 million from the acquisition of AJB in February 2016.

•	The remaining increase in net revenues is due primarily to growing demand for device-related and payment related services solutions as additional devices are sold globally.

Operating income for the six months ended April 30, 2016 was $88.6 million or 24.2% of net revenues, compared to $81.4 million or 24.0% of net revenues for the six months ended April 30, 2015, up $7.2 million or 0.2 percentage points.

•	Operating income in dollars increased due primarily to increases in net revenues.

•	Operating income as a percentage of net revenues increased due primarily to changes in geographic mix and the higher margins from our recently acquired businesses, InterCard and AJB.

Financial Outlook

Overview

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

Global Markets and Competition

As a result of our global customer base, we expect that our net revenues will continue to be impacted by macroeconomic conditions such as foreign currency fluctuations, economic sanctions and other trade restrictions, and changing global oil prices, particularly in certain markets such as Argentina, Brazil, Russia, the Middle East, and Africa. We expect that continued uncertain political conditions in certain markets will have a negative impact on our ability to do business or operate at a desired level.

We expect that the markets in which we conduct our business will remain highly competitive, characterized by changing technologies, evolving industry standards and government regulations that may favor one product or technology over others, and increased demand for new functionality, premium services, mobility, and security. In particular, we expect that there will be continued demand for lower priced products in certain emerging markets, such as Brazil, China and India. We expect the pricing pressures and/or aggressive pricing by competitors that we have seen in recent periods may have significant impact on our net revenues in the future. Market disruptions caused by new technologies, the entry of new competitors, mobile order and pay, the presence of strong local competition, consolidations among our customers and competitors, changes in regulatory requirements, timing of electronic payments initiatives that create demand for our products in emerging markets, new technology entrants, and other factors, can introduce volatility into our business.

Our Business and Focus

We continue to focus on expanding our Services offerings globally. We are investing in select markets in order to expand our payment-related services solutions into new countries and to improve the functionality of our payment-related services solutions in existing markets. We also continue to invest in digital media expansion and on commerce enablement solutions, using our consumer-facing point of sale terminals to offer services complementary to our payment solutions that facilitate commerce between merchants and consumers. We expect continued growth in Services net revenues as a result of these efforts. As we transition to more service oriented arrangements, we may experience a shift in the timing of Systems net revenues as revenue recognition will depend on when all of our performance obligations are complete.

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

As part of our transformation initiatives, we continue to focus on research and development activities and expect to continue at current spend levels as we focus on platform development efforts and gateway consolidation in order to increase standardization, shorten our product development life-cycle and time to market, and also ensure timely certification of our products in each market.

We plan to continue efforts to improve our cost structure and streamline all aspects of our business, including a strategic review of under-performing products and businesses, as well as consolidating and upgrading some of our global suppliers. In connection with our transformation efforts, we have approved restructuring plans under which we have reduced headcount and closed facilities. We expect to incur additional costs under the previously approved plans and expect to approve additional plans and make strategic changes with regard to some under-performing businesses before our transformation efforts are complete. Our existing and future restructuring plans may generate ongoing savings, some of which will continue to be reinvested into growth initiatives as part of our transformation program. Overall, spending may increase further depending on the costs of any future restructuring plans, costs associated with new acquisitions or ongoing integration of past acquisitions, costs to exit under-performing businesses, as well as costs related to resolving legal and tax matters.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance working capital, pay for contractual commitments, service our debt, and make capital expenditures and investments. As of April 30, 2016, our primary sources of liquidity were $156.6 million of cash and cash equivalents, as well as amounts available to us under the revolving loan that is part of our 2011 Credit Agreement.

Cash and cash equivalents as of April 30, 2016 included $156.4 million held by our foreign subsidiaries. If we decide to distribute or use the cash and cash equivalents held by our foreign subsidiaries outside those foreign jurisdictions, including a distribution to the U.S., we may be subject to additional taxes or costs, or face regulatory restrictions on the amount of cash that can be distributed out of some countries.

We also held $10.6 million in restricted cash as of April 30, 2016, which was mainly comprised of pledged deposits.

As of April 30, 2016, our outstanding borrowings consisted of a $547.5 million term A loan, $196.5 million term B loan, $218.2 million drawn against a revolving loan commitment, and $5.4 million under capital leases and other debt. In addition, $281.8 million was available for draw on the revolving loan commitment, subject to covenant requirements. See Note 9, Financings, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding our borrowings. We were in compliance with all financial covenants under our credit agreement as of April 30, 2016.

As of April 30, 2016, we had outstanding interest rate swap agreements to effectively convert $500.0 million of the term A loan from a floating rate plus applicable margin to a 1.20% fixed rate plus applicable margin. The principal amount under the term A loan covered by the new interest rate swap agreements will decrease to $450.0 million from April 1, 2017 through September 30, 2017, and $400.0 million from October 1, 2017 through March 30, 2018. See Note 7, Financial Instruments, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding the swap agreements.

In September 2015, our Board of Directors authorized a program to repurchase shares of our common stock with an aggregate value of up to $200.0 million, with no expiration from the date of authorization. During the six months ended April 30, 2016 we repurchased approximately 2.6 million shares of our common stock on the open market at an average repurchase price of $28.02 per share. As of April 30, 2016, there was approximately $50.0 million remaining available for stock repurchases. The timing and actual amount of the share repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities, including mergers and acquisitions, market conditions and other factors. We are not obligated to repurchase any specific number of shares under the program and the repurchase program may be modified, suspended or discontinued at any time.

On December 23, 2015, in connection with the acquisition of InterCard AG, we paid 85.0 million Euro in cash (approximately $92.4 million at the foreign exchange rate on the acquisition date.) We will also pay 1.2 million Euro (approximately $1.4 million at the foreign exchange rate as of April 30, 2016), related to this acquisition during the third quarter of fiscal 2016.

During February 2016 we made cash payments totaling approximately $87.5 million in connection with the acquisition of AJB.

Our future capital requirements may vary significantly from prior periods as well as from those capital requirements we have currently planned. These requirements will depend on a number of factors, including operating factors such as our terms and payment experience with customers, the timing of annual recurring billings in some markets, the resolution of any legal proceedings against us or settlement of litigation in an amount in excess of our insurance coverage, costs related to acquisitions, restructuring expenses, stock repurchases and investments we may make in infrastructure, product or market development, or to expand our revenue generating asset base as well as timing and availability of financing. Based upon our current level of operations, we believe that we have the financial resources to meet our business requirements for the next year, including capital expenditures, working capital requirements, future strategic investments and debt servicing costs, stock repurchases, and to maintain compliance with our financial covenants.

Bank Guarantees

We have issued bank guarantees with maturities ranging from two months to six years to certain of our customers and vendors as required in some countries to support certain performance obligations under our service or other agreements with those parties. As of April 30, 2016, the maximum amount that may become payable under these guarantees was $11.9 million, of which $1.4 million was collateralized by restricted cash deposits.

Statement of Cash Flows

The net decrease in cash and cash equivalents are summarized in the following table (in thousands):

	Six Months Ended April 30,
	2016	2015	Change
Net cash provided by (used in):
Operating activities	$114,104	$97,418	$16,686
Investing activities	(227,974)	(59,757)	(168,217)
Financing activities	60,950	(32,942)	93,892
Effect of foreign currency exchange rate changes on cash and cash equivalents	619	(20,687)	21,306
Net decrease in cash and cash equivalents	$(52,301)	$(15,968)	$(36,333)

Operating Activities

Net cash provided by operating activities for the six months ended April 30, 2016 was $114.1 million, up $16.7 million from $97.4 million in cash provided during the six months ended April 30, 2015, primarily due to a $21.4 million improvement as a result of better working capital management, partially offset by a $4.7 million decrease in consolidated net income.

Investing Activities

Net cash used in investing activities for the six months ended April 30, 2016 was $228.0 million, compared to $59.8 million for the six months ended April 30, 2015, up $168.2 million, due primarily to $158.8 million payments for acquired businesses and a $9.5 million increase in capital expenditures during the six months ended April 30, 2016, as we invested in additional revenue generating assets to support our services businesses.

Financing Activities

Net cash provided by financing activities for the six months ended April 30, 2016 was $61.0 million, compared to $32.9 million of cash used for the six months ended April 30, 2015, up $93.9 million, due primarily to $182.0 million additional borrowings for business acquisitions and stock repurchases, which was partially offset by stock repurchases totaling $79.9 million during the six months ended April 30, 2016.

Contractual Obligations

As of April 30, 2016, our contractual obligations consist of obligations under debt, capital leases, operating leases, purchase commitments, and other contractual obligations. There have been no material changes to these obligations outside the ordinary course of business during the three months ended April 30, 2016 compared to the contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, as described in our Annual Report in Part II, Item 7 of Form 10-K for the fiscal year ended October 31, 2015.

As of April 30, 2016, the amount payable for unrecognized tax benefits was $37.7 million, including accrued interest and penalties, none of which is expected to be paid within one year. This amount is included in Other long-term liabilities in our Condensed Consolidated Balance Sheets as of April 30, 2016. We are unable to make a reasonably reliable estimate as to when cash settlement with the applicable taxing authorities may occur.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Polices and Estimates

General

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are more fully described in Note 1, Principles of Consolidation and Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements of our 2015 Annual Report on Form 10-K. There were no changes to our significant accounting policies during the six months ended April 30, 2016.

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

The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results for the six months ended April 30, 2016 are discussed below.

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

In accordance with our accounting policies, during each quarter we perform an interim review for potential impairment indicators. During the second quarter of fiscal year 2016 we concluded that there were no potential impairment indicators for any of our reporting units. However, during the third quarter of fiscal year 2016 management has begun a detailed review of under-performing products and businesses. If, as a result of this review, we decide to change business strategies, particularly in our Taxi Solutions business, which has a fair value approximately 10% above carrying value, it is possible that we could trigger a goodwill impairment.

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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws. Our estimate for the potential outcome of any uncertain tax issue is based on the detailed facts and circumstances of each issue. For example, during the fourth quarter of fiscal 2014, the Israeli Tax Authorities issued a tax assessment for 2008 or 2009 claiming there was a business restructuring that resulted in a transfer of some functions, assets and risks from Israel to the U.S. parent company treated as an equity sale. We are appealing the tax assessment and believe the Israeli Tax Authority’s assessment position is without merit. We intend to continue to challenge the Israeli Tax Authorities position vigorously. If this matters is litigated and the Israeli Tax Authorities are able to successfully sustain their position, our results of operations and financial condition could be materially and adversely affected. See further discussion in Note 5, Income Taxes, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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
As of April 30, 2016, we had outstanding interest rate swap agreements to effectively convert $500.0 million of the term A loan from a floating rate to plus applicable margin to a 1.20% fixed rate plus applicable margin. These interest rate swap agreements will decrease in the future and effectively convert $450.0 million of the term A loan from a floating rate to a 1.20% fixed rate plus applicable margin from April 1, 2017 through September 30, 2017, and $400.0 million from October 1, 2017 through March 30, 2018. The swap agreements expire March 30, 2018.
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

In addition, our competitors have been increasingly aggressive in introducing products and lowering prices. Because of these factors, we must continually enhance our existing solutions and develop and market new solutions, and we must anticipate and respond timely to these industry, customer and regulatory changes in order to remain competitive, all of which have become increasingly challenging as competition intensifies. If we cannot develop new solutions or enhancements to our existing solutions that satisfy customer or end user demand, or if our new solutions or enhancements do not meet local certification requirements or experience delays in the certification process or meet resistance from clients or merchants or are inhibited by third parties’ intellectual property rights, we will not be able to timely and adequately respond to competitive challenges and technological advancements, and our net revenues and results of operations will be adversely affected. These efforts require management attention and significant investment in research and development as well as increased costs of manufacturing and distributing our systems, and ultimately may not be successful. We may not necessarily be able to increase or maintain prices to account for these costs, which will negatively impact our profitability, cash flows and results of operations. Our business has been in the past and continues to be adversely affected by our failure to timely obtain local certifications or develop software in some markets for certain of our products. In particular, our business would be adversely affected if we are unable to timely obtain certifications or develop software for our Verifone Engage line of products.

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

The markets for our systems and services are highly competitive and rapidly evolving, and we have been and expect to continue to be subject to significant and increasing competition from existing and new competitors and a variety of technologies. Traditionally, we have competed with other large manufacturers and distributors of electronic POS payment solutions, suppliers of cash registers that provide built-in electronic payment capabilities and producers of software that facilitates electronic payment over the Internet. In certain areas, we also compete with smaller companies that have been able to develop strong local or regional customer bases. We compete with companies that are more established, benefit from greater name recognition in particular countries, and have greater resources within those countries than we do. In addition, some of these competitors compete with aggressive pricing. We face downward pressures on prices in many markets. For example, price competition is increasingly intense for us in countries and regions such as China, Southeast Asia, Brazil, Mexico, Russia and India from both global and local competitors. In addition, pricing is increasingly an important factor in our ability to penetrate new markets. Any decrease in our selling prices in order to become and remain competitive in these markets could negatively impact our net revenues, gross margins and results of operations.

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

As discussed in “If we are unsuccessful in executing on our implementation of the Payment-as-a-Service model and obtaining and maintaining customer acceptance of our service offerings, our net revenues, income and profitability will be adversely affected”, the competitive environment for services offerings is complex and very different in each market and, in some markets, our competitors include certain of our customers that distribute our terminals. Some of our competitors may offer more services, have better name recognition in that market or have a longer or more established relationship with customers in that market than we do. Some of our competitors also control other products and services that are important to our success, including e-commerce and omni-channel platforms or may develop exclusive strategic relationships with key distributors upon whom we previously relied.

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

We operate in an industry that makes us a target of cyber- and other attacks on our systems as well as at our payment solutions. Our business involves the collection, transmission, storage and use of proprietary data or personally-identifying information of our customers, business partners and employees, as well as, in certain cases, end-users of our products or services. We rely on electronic networks, computers, systems, including our gateways, programs to run our business and operations, our employees and third party technology and IT infrastructure providers and, as a result, are exposed to risks of third-party security breaches, criminal hackers, industrial espionage, employee or third party error or malfeasance, or other irregularities or compromises on our systems which could result in the loss or misappropriation of sensitive data, corruption of business data or other disruption to our operations. Outside parties may also attempt to fraudulently induce our employees, customers, business partners, service providers and other users of our solutions to disclose information in order to gain access to sensitive data and our solutions. As we expand our solutions and services, we may handle increasing volumes of sensitive data, in which case we would expect to increasingly become a target of security breach attempts. We have devoted significant resources to security measures, processes and technologies to protect and secure our networks and systems, but they cannot provide absolute security, especially in light of rapid advances in computer capabilities and cryptography. For example, an increasing number of companies have disclosed breaches of their security systems, some of which have involved sophisticated and highly targeted attacks on their network infrastructure. Because the techniques used to breach security safeguards change frequently, such techniques may be difficult to detect for a long period of time and often are not recognized until launched against a target. Certain efforts may also be state sponsored and supported by significant financial and technological resources, potentially making them even more difficult to detect. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures.

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

A substantial portion of our business consists of sales made to customers outside the U.S. For example, during the six months ended April 30, 2016, approximately 57.0% of our net revenues were generated outside of the U.S. A portion of the net revenues we receive from such sales is denominated in currencies other than the U.S. dollar, primarily the Euro, the Brazilian real, the British Pound, the Chinese renminbi and the Swedish Krona. Additionally, portions of our cost of net revenues and our other operating expenses are incurred by our international operations and denominated in local currencies, primarily the Euro, the Brazilian real, the British Pound, and the Swedish Krona. Our net revenues, cost of net revenues and operating expenses denominated in the Euro and the Swedish Krona have increased with the Point and Hypercom acquisitions. Fluctuations in the value of these net revenues, costs and expenses as measured in U.S. dollars have historically affected our results of operations, and adverse currency exchange rate fluctuations may have a material impact in the future. Further, changes in exchange rates that strengthen the U.S. dollar could increase the price of our U.S. dollar-denominated products in the local currencies of the foreign markets we serve, making our products relatively more expensive than products that are denominated in local currencies, which could lead to a reduction in our sales and profitability in those markets. For example, in recent periods, the U.S. dollar has strengthened, in some cases significantly, against certain major currencies in which we transact, such as the Euro, the Brazilian real, and the Argentina Peso, impacting negatively our results of operations. In addition, our balance sheet contains monetary assets and liabilities denominated in currencies other than the U.S. dollar, such as cash, intercompany balances, trade receivables and payables, and fluctuations in the exchange rates for these currencies could adversely affect our results of operations.

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

We expect certain markets where we conduct business, including parts of Europe and Brazil, to continue to experience weakened or uncertain economic conditions in the near term, and some of our customers, prospective customers, suppliers, distributors and partners will continue to be negatively impacted by the continued global weakness in the economy. We cannot predict the extent and duration of the negative impact that global and regional economic volatility may have on our business, operating results and financial condition. There is no assurance that governments and central banks will take actions to further stimulate the economy or that any such actions will have positive or lasting impacts. Existing stimulus measures may also be withdrawn or reduced, introducing greater economic uncertainty or volatility. Further, conditions such as political situations or terrorist actions in other parts of the world, such as Europe and parts of Asia, the continued uncertainty related to economic conditions in the U.S., any potential, additional congressional actions regarding the national debt ceiling and federal budget deficit, the potential effect of any future federal government shutdown, and additional taxes related to changes in the health care law, as well as continued high unemployment rates in the U.S. and some other regions, may negatively impact global economic conditions, including corporate and consumer spending, and liquidity of capital markets. Continued volatility in market conditions, such as fluctuations in foreign currency rates relative to the U.S. dollar, makes it difficult to forecast our financial guidance and/or to meet such guidance. If we fail to meet our financial guidance or the expectations of investment analysts or investors in any period, the market price of our stock could decline.

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

We have experienced, and may experience in the future, changes in our management team. In 2013, the Board appointed Mr. Paul Galant as our CEO and Mr. Marc E. Rothman as our new CFO. Further, in recent years, we announced certain other sales, technology, marketing, human resources, and operations management changes. During this time of transition, our new executive leadership and our continuing executives have been designing and implementing changes to our strategic business plans, in order to better position the company for strategic growth and long-term profitability. In addition, we have initiated certain restructuring activities in accordance with our approved restructuring plans, reducing the number of employees and contractors in certain areas and reassigning certain employee duties, and consolidating excess facilities. Our management changes, changes to our strategic business plan, and restructuring activities, as well as the potential for additional changes or activities in the future, may introduce uncertainty regarding our business prospects and may result in disruption of our business and our customer relationships. In addition, these changes and measures could distract our employees, decrease employee morale, result in failure in meeting operational targets due to the loss of employees and make it more difficult to retain and hire new talent, increase our expenses in terms of severance payments and facility exit costs, both of which could be significant, expose us to increased risk of legal claims by terminated employees, and harm our reputation. These changes and activities could also increase the volatility of our stock price. If we are unable to mitigate these or other similar risks, our business, results of operations, and financial condition may be adversely affected.

We may not successfully implement our transformation initiatives or fully realize the anticipated benefits from our restructuring efforts.

We are in the process of implementing a number of strategic, transformation initiatives intended to redefine our global product management process and portfolio, re-engineer our research and development function and improve our cost structure. As part of these transformation initiatives, during fiscal year 2014, fiscal 2015 and fiscal year 2016, our management approved restructuring plans to better align our business organization, operations and product lines to achieve long-term sustainable growth and value, including through workforce reduction and facility consolidations. We cannot assure you that we will be able to successfully implement our transformation initiatives. Further, our ability to achieve the anticipated benefits, including the anticipated levels of cost savings and efficiency, of such transformation initiatives and the restructuring plans within expected timeframes is subject to many estimates and assumptions, which are, in turn, subject to significant economic, market, competitive and other uncertainties, some of which are beyond our control. Further restructuring or reorganization activities may also be required in the future beyond what is currently planned, which could further enhance the risks associated with these activities. There is no assurance that we will successfully implement, or fully realize the anticipated positive impact of, our transformation initiatives and the restructuring plans, in the timeframes we desire or at all.

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

Our success depends to a significant degree upon the continued contributions of our key senior management, engineering, sales and marketing, supply chain, and other specialized personnel, many of whom would be difficult to replace. In addition, our future success depends on our ability to attract, integrate, manage, and retain highly skilled employees throughout our business. Competition for some of these personnel is intense in certain markets, especially in the Silicon Valley where our corporate headquarters are located, and competitive pressures in such markets can drive up wages, impacting our profitability. In the past we have had difficulty hiring, in our desired time frame and in our desired markets, employees that have the specific qualifications required for a particular position. In particular, we may be unsuccessful in attracting and retaining personnel as a result of the workforce reduction measures we have implemented or may implement in the future. To help attract, retain and motivate qualified personnel, we use share-based incentive awards, such as employee stock options and restricted stock units as well as cash-based incentive awards tied to our performance. If the Company's overall performance is poor, the value of our stock awards does not appreciate as measured by the performance of the price of our common stock, or if our share-based compensation otherwise ceases to be viewed as a valuable benefit, employee incentive awards and morale could be negatively impacted and our ability to attract, retain and motivate personnel could be weakened. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as timely product introductions, and our business and profitability may suffer.

We depend on distributors and resellers to sell a significant portion of our solutions. If we do not effectively manage our relationships with them, our net revenues and results of operations could suffer.

We sell a significant portion of our solutions through third-party resellers such as independent distributors, ISOs, value-added resellers, and payment processors. We depend on their active marketing and sales efforts. These resellers also provide after-sales support and related services to end user customers, and generally have valuable knowledge and experience with the customer base in the territories they serve. These resellers also provide critical services of developing and supporting the software applications to run on our various electronic payment systems and, internationally, in obtaining requisite certifications in the markets in which they are active. Accordingly, the pace at which we are able to introduce new solutions in markets in which these resellers are active depends in part on the resources they dedicate to these tasks. Moreover, our arrangements with these resellers typically do not prevent them from selling products of other companies, including our competitors, and such resellers may elect to market our competitors' products and services in preference to our system solutions. In addition, we may offer similar services as those offered by certain of our resellers as we introduce our Payment-as-a-Service offerings. If one or more of our major resellers terminate their relationship with us, are acquired by one of our competitors or one of our competitor's resellers, or otherwise adversely change their relationship with us, we may be unsuccessful in replacing such relationship. The loss of any of our major resellers could impair our ability to sell our solutions and result in lower net revenues and income. It could also be time-consuming and expensive to replicate, either directly or through other resellers, the certifications and the applications developed by these resellers.

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

Our worldwide operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, health epidemics, and other natural or man-made disasters or business interruptions, all of which could impact our ability to conduct vital business operations, including the ability of our employees to access work sites or customer sites where urgent or time critical repairs are needed. The occurrence of any of these business disruptions could seriously harm our business, our revenue and financial condition, and increase our costs and expenses. If our or our manufacturers' facilities are damaged or destroyed, we would be unable to distribute our products or provide our services on a timely basis, which could harm our business. Our corporate headquarters, and a portion of our research and development activities, are located in California, and other critical business operations and some of our suppliers are located in California and Asia, near major earthquake faults. Certain key servers and information systems as well as a shared services center are located in Florida, which has in the past experienced major hurricanes and similar extreme weather. Any disruption of our operations in these areas could materially affect our operations and harm our business. In addition, we increasingly rely on our computer systems and servers to conduct our business. For example, much of our order fulfillment process is automated and the order information is stored on our servers. If our computer systems and servers are impaired or cease functioning, even for a short period, our ability to serve our customers and fulfill orders would be disrupted, our reputation could be damaged and our net revenues could be materially and adversely affected. Moreover, if our computer information systems or communication systems, or those of our vendors or customers, are subject to hacker attacks or other disruptions, our business could suffer. Although we have established and tested back-up systems and facilities to run our critical business operations in case of a business interruption, all of our systems and facilities are not yet fully redundant or fully tested. We are still in the process of formalizing a comprehensive disaster recovery plan and continue to rely on regional disaster recovery plans in some cases. In addition, our back-up operations may be inadequate under certain circumstances and our business interruption insurance may not be enough to compensate us for any losses that we may incur, which could adversely affect our business, results of operations and financial condition, as well as harm our reputation, and could cause our stock price to decline significantly.

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

We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of proprietary information and personally-identifying information. The regulatory environment surrounding information security and data privacy varies from jurisdiction to jurisdiction and is constantly evolving and increasingly demanding. The restrictions imposed by such laws continue to develop and may require us to incur substantial costs, adopt additional compliance measures, such as notification requirements and corrective actions in the event of a security breach, and/or change our current or planned business models. For example, in the U.S., legislation is pending regarding restrictions on the use of geolocation information collected by mobile devices without consumer consent. If adopted, such legislation or any other restrictions imposed on use of location-based information or geolocation tracking could impact our implementation of mobile-based payments solutions that utilize such information or technology. In addition, we are already subject to strict data privacy laws in the European Union and other jurisdictions governing the collection, transmission, storage and use of employee data and personally-identifying information. Such regulations increase our compliance and administrative burden significantly.

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

We also are subject to the risk of additional litigation and regulatory proceedings or actions in connection with the restatement of our financial statements. We have responded to inquiries and provided information and documents related to the restatement to the SEC, the U.S. Department of Justice, the New York Stock Exchange, and the Chicago Board Options Exchange. We were the subject of a Wells Notice from the SEC stating that the staff of the SEC's Division of Enforcement intended to recommend that the SEC bring a civil injunctive action against us, alleging violations of the federal securities laws arising from the restatement, which we settled in November 2009. Although we have settled this matter with the SEC, additional regulatory inquiries may also be commenced by other U.S. federal, state or foreign regulatory agencies. In addition, we may in the future be subject to additional litigation or other proceedings or actions arising in relation to the restatement of our historical interim financial statements.

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

We have senior secured credit facilities pursuant to a credit agreement as described in Note 9, Financings, in the Notes to Condensed Consolidated Financial Statements to this Quarterly Report on Form 10-Q, with outstanding loan balances of $962.2 million as of April 30, 2016.

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

Our outstanding indebtedness and debt service obligations are substantial. As of April 30, 2016, we had total indebtedness outstanding of $962.2 million related to the 2011 Credit Agreement, payable in quarterly installments through July 8, 2021. Outstanding amounts may be subject to mandatory prepayment with the proceeds of certain asset sales and debt issuances and, for certain of the loan balances, from a portion of annual excess cash flows (as determined in the 2011 Credit Agreement) depending on our total net leverage ratio. See Note 10, Financings, in the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended October 31, 2015 for a schedule of the principal payments due under our financings.

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
Date: June 7, 2016

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