Form 10-Q
period 2016-07-31
VERIFONE SYSTEMS, INC.
filed 2016-09-01
CIK 1312073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2016
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on August 26, 2016

Class	Number of shares
Common Stock, $0.01 par value per share	110,972,846

VERIFONE SYSTEMS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (Unaudited)

VERIFONE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015
	(Unaudited, in thousands, except per share data)
Net revenues:
Systems	$292,072	$332,980	$972,107	$970,680
Services	196,060	176,960	555,842	515,630
Total net revenues	488,132	509,940	1,527,949	1,486,310
Cost of net revenues:
Systems	175,690	201,207	571,039	575,847
Services	121,295	102,192	340,099	300,849
Total cost of net revenues	296,985	303,399	911,138	876,696
Total gross margin	191,147	206,541	616,811	609,614
Operating expenses:
Research and development	52,394	50,831	158,150	147,160
Sales and marketing	52,830	55,552	167,289	167,539
General and administrative	49,753	54,119	157,040	150,374
Restructuring and related charges	33,629	5,770	34,196	7,269
Litigation settlement and loss contingency expense	600	—	600	1,213
Amortization of purchased intangible assets	24,286	19,985	65,886	62,884
Total operating expenses	213,492	186,257	583,161	536,439
Operating income (loss)	(22,345)	20,284	33,650	73,175
Interest expense, net	(9,023)	(8,223)	(25,870)	(23,550)
Other income (expense), net	156	(529)	(6,833)	(3,455)
Income (loss) before income taxes	(31,212)	11,532	947	46,170
Income tax provision	286	1,452	5,372	4,296
Consolidated net income (loss)	(31,498)	10,080	(4,425)	41,874
Net (income) loss attributable to noncontrolling interests	360	(626)	(313)	(1,008)
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$(31,138)	$9,454	$(4,738)	$40,866
Net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Basic	$(0.28)	$0.08	$(0.04)	$0.36
Diluted	$(0.28)	$0.08	$(0.04)	$0.35
Weighted average number of shares used in computing net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Basic	110,689	114,401	110,763	113,928
Diluted	110,689	116,352	110,763	115,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015
	(Unaudited, in thousands)
Consolidated net income (loss)	$(31,498)	$10,080	$(4,425)	$41,874

Other comprehensive loss:
Foreign currency translation adjustments	(46,460)	(10,943)	(24,410)	(175,107)
Unrealized gain (loss) on derivatives designated as cash flow hedges
Change in unrealized loss on derivatives designated as cash flow hedges, net of tax	(301)	(884)	(3,540)	(5,284)
Amounts reclassified from Accumulated other comprehensive loss, net of tax	890	1,289	3,004	2,861
Net change in unrealized gain (loss) on derivatives designated as cash flow hedges	589	405	(536)	(2,423)
Net change in other	27	28	78	82
Other comprehensive loss	(45,844)	(10,510)	(24,868)	(177,448)
Total comprehensive loss	(77,342)	(430)	(29,293)	(135,574)
Less: net (income) loss attributable to noncontrolling interests	360	(626)	(313)	(1,008)
Comprehensive loss attributable to VeriFone Systems, Inc. stockholders	$(76,982)	$(1,056)	$(29,606)	$(136,582)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2016	October 31, 2015
	(Unaudited, in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$156,557	$208,870
Accounts receivable, net of allowances of $13,508 and $8,752, respectively	370,055	361,988
Inventories	183,130	129,716
Prepaid expenses and other current assets	136,546	81,690
Total current assets	846,288	782,264
Property and equipment, net	195,544	190,965
Purchased intangible assets, net	340,220	317,517
Goodwill	1,134,519	1,084,031
Deferred tax assets, net	38,997	35,896
Other long-term assets	79,959	62,389
Total assets	$2,635,527	$2,473,062

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$191,805	$189,354
Accruals and other current liabilities	226,806	229,900
Deferred revenue, net	108,583	82,899
Short-term debt	65,668	39,088
Total current liabilities	592,862	541,241
Long-term deferred revenue, net	62,522	55,322
Deferred tax liabilities, net	110,880	102,921
Long-term debt	907,834	760,241
Other long-term liabilities	90,142	78,896
Total liabilities	1,764,240	1,538,621
Commitments and contingencies
Redeemable noncontrolling interest in subsidiary	6,321	—
Stockholders’ equity:
Preferred stock: $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 110,935 and 112,684 shares issued and outstanding as of July 31, 2016 and October 31, 2015, respectively	1,109	1,125
Additional paid-in capital	1,760,777	1,726,416
Accumulated deficit	(613,796)	(535,716)
Accumulated other comprehensive loss	(317,189)	(292,321)
Total VeriFone Systems, Inc. stockholders’ equity	830,901	899,504
Noncontrolling interests in subsidiaries	34,065	34,937
Total equity	864,966	934,441
Total liabilities, redeemable noncontrolling interest in subsidiary and equity	$2,635,527	$2,473,062
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended July 31,
	2016	2015
	(Unaudited, in thousands)
Cash flows from operating activities
Consolidated net income (loss)	$(4,425)	$41,874
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization, net	133,795	127,688
Stock-based compensation expense	32,889	32,208
Deferred income taxes, net	(7,226)	(8,673)
Non-cash restructuring and related charges	29,100	—
Other	5,044	14,506
Net cash provided by operating activities before changes in operating assets and liabilities	189,177	207,603
Changes in operating assets and liabilities:
Accounts receivable, net	13,501	(33,403)
Inventories	(53,300)	(6,681)
Prepaid expenses and other assets	(26,980)	(20,812)
Accounts payable	(2,294)	(189)
Deferred revenue, net	28,398	10,068
Other current and long-term liabilities	(21,764)	12,235
Net change in operating assets and liabilities	(62,439)	(38,782)
Net cash provided by operating activities	126,738	168,821
Cash flows from investing activities
Capital expenditures	(82,271)	(78,514)
Acquisition of businesses, net of cash acquired	(172,219)	(13,639)
Other investing activities, net	1,938	121
Net cash used in investing activities	(252,552)	(92,032)
Cash flows from financing activities
Proceeds from debt, net of issuance costs	490,378	60,000
Repayments of debt	(333,930)	(130,256)
Proceeds from issuance of common stock through employee equity incentive plans	3,329	12,670
Stock repurchases	(79,866)	—
Other financing activities, net	(4,078)	(2,507)
Net cash provided by (used in) financing activities	75,833	(60,093)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2,332)	(24,736)
Net decrease in cash and cash equivalents	(52,313)	(8,040)
Cash and cash equivalents, beginning of period	208,870	250,187
Cash and cash equivalents, end of period	$156,557	$242,147

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

Note 1. Principles of Consolidation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of VeriFone Systems, Inc. and our wholly-owned and majority-owned subsidiaries, including a variable interest entity where we are deemed to be the primary beneficiary, and have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions on Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The Condensed Consolidated Balance Sheet at October 31, 2015 has been derived from the audited Consolidated Balance Sheet at that date. All significant inter-company accounts and transactions have been eliminated. In accordance with the rules and regulations, we have omitted certain information and notes normally provided in our annual consolidated financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring items, necessary for the fair presentation of our financial position and results of operations for the interim periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015. The results of operations for the three and nine months ended July 31, 2016 are not necessarily indicative of the results expected for the entire fiscal year.

Certain prior period amounts reported in our Consolidated Financial Statements have been reclassified to conform to the current period presentation, with no impact on previously reported operating results or financial position.

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

Significant Accounting Policies

During the nine months ended July 31, 2016, there have been no changes in our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrations of Credit Risk

For the three and nine months ended July 31, 2016 and 2015, no single customer accounted for more than 10% of our total Net revenues. As of July 31, 2016 and October 31, 2015, no single customer accounted for more than 10% of our total Accounts receivable, net.

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

During March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation, to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted for any interim and annual financial statements that have not yet been issued, however, all of the guidance must be adopted in the same period. The new standard must be adopted either prospectively, retrospectively, or using a modified retrospective transition method, depending on the area covered in this ASU. We are currently in the process of evaluating the impact of this new pronouncement on our consolidated financial position and results of operations.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which introduces new guidance for the accounting for credit losses on financial instruments and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The new standard must be generally adopted using a modified retrospective transition method which is a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period. We are currently in the process of evaluating the impact of this new pronouncement on our consolidated financial position and results of operations.

During August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are currently in the process of evaluating the impact of this new pronouncement on our consolidated statements of cash flows.

Note 2. Business Combinations

Fiscal Year 2016 Acquisitions

On December 23, 2015, we acquired InterCard AG, a leading payment services provider in Germany, in exchange for 85.0 million Euro in cash paid on the acquisition date (approximately $92.4 million at the foreign exchange rate on the acquisition date) plus 1.2 million Euro (approximately $1.4 million at the foreign exchange rate as of July 31, 2016), which was paid in August 2016. The acquisition was accounted for using the acquisition method of accounting, and the results of InterCard are included in our financial results as of the acquisition date. We acquired InterCard to expand our services offerings in Germany. Tangible assets acquired, net of liabilities assumed, totaled $3.5 million. Purchased intangible assets, which have a weighted-average amortization useful life of 8.7 years, totaled $42.7 million related to customer relationships, $7.8 million related to developed and core technology, and $2.2 million related to other intangible assets. Goodwill from the acquisition totaled $37.6 million, was assigned to our Verifone Services reportable segment, and will not be deductible for income tax purposes. The primary areas of the preliminary purchase price allocation that have not yet been finalized are the fair value of income and non-income based taxes, and residual goodwill.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 20, 2016, we acquired 51% of the voting equity interest of Panaroma Bilisim Teknolojileri Sanayi Ve Ticaret Anonim Sirketi, a Turkey-based provider of new generation cash registers, for approximately $6.8 million in cash subject to certain adjustments, plus additional contingent consideration with a fair value of $3.6 million at the acquisition date. This acquisition was accounted for using the acquisition method of accounting, and the results of Panaroma are included in our financial results as of the acquisition date. We acquired Panaroma to maintain and expand our operations in Turkey. Tangible net liabilities assumed totaled $2.5 million. Purchased intangible assets, which have a weighted-average amortization useful life of 1.5 years, totaled $6.7 million related to customer relationships, $6.7 million related to a regulatory license, and $0.8 million related to other intangible assets. Goodwill from the acquisition totaled $6.1 million, was assigned to our Verifone Systems reportable segment, and is not deductible for income tax purposes. The fair value of the redeemable noncontrolling interest in subsidiary totaled $7.4 million.

The minority shareholder holding the remaining 49% of Panaroma has a put option that is exercisable for three years after January 1, 2020 and if exercised requires us to purchase the remaining 49% equity of Panaroma at a multiple of earnings before taxes, depreciation and amortization for the year ended December 31, 2019. Since the noncontrolling interest is redeemable at the option of the minority shareholder and outside our control, it is reported in the mezzanine section in the Consolidated Balance Sheets and recognized at the greater of the initial carrying amount increased or decreased for the noncontrolling interest's share of net income or loss, or its redemption value.

We have determined that Panaroma is a variable interest entity and that we are the primary beneficiary. Our determination is primarily based upon our conclusions that Panaroma's equity investment at risk is not sufficient to finance its activities without additional financial support, we have the power to direct the activities that most significantly impact the entity's economic performance, and we have the obligation to absorb losses or the right to receive benefits that could be significant to the entity.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the computation of net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015
Basic and diluted net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Numerator:
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$(31,138)	$9,454	$(4,738)	$40,866
Denominator:
Weighted average shares attributable to VeriFone Systems, Inc. stockholders - basic	110,689	114,401	110,763	113,928
Weighted average effect of dilutive stock options, RSUs and RSAs	—	1,951	—	2,046
Weighted average shares attributable to VeriFone Systems, Inc. stockholders - diluted	110,689	116,352	110,763	115,974
Net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Basic	$(0.28)	$0.08	$(0.04)	$0.36
Diluted	$(0.28)	$0.08	$(0.04)	$0.35

For the three and nine months ended July 31, 2016, equity incentive awards representing 7.1 million shares of common stock were anti-dilutive because we incurred net losses for those periods. For the three and nine months ended July 31, 2015, equity incentive awards representing 1.3 million shares of common stock were excluded from the calculation of weighted average shares for diluted net income per share as they were anti-dilutive. Anti-dilutive awards, which include stock options, RSUs and RSAs, could impact future calculations of diluted net income per share if the fair market value of our common stock increases.

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
During the nine months ended July 31, 2016, we repurchased approximately 2.6 million shares of our common stock on the open market at an average repurchase price of $28.02 per share. There were no stock repurchase activities during the three months ended July 31, 2016. As of July 31, 2016, there was approximately $50.0 million remaining available for stock repurchases under this program.

Note 5. Income Taxes

We recorded tax provisions totaling $0.3 million and $1.5 million for the three months ended July 31, 2016 and 2015, respectively. The income tax provisions for the three months ended July 31, 2016 and 2015 are primarily related to foreign taxes offset by the reversal of unrecognized tax benefits where statute of limitations expired and audits have been settled. We recorded tax provisions totaling $5.4 million and $4.3 million for the nine months ended July 31, 2016 and 2015, respectively. The income tax provisions for the nine months ended July 31, 2016 and July 31, 2015 are primarily related to foreign taxes offset by the reversal of unrecognized tax benefits where statutes of limitations expired and audits were settled.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our total unrecognized tax benefits were approximately $104.6 million as of July 31, 2016. The amount of unrecognized tax benefits could be reduced upon closure of tax examinations or if the statute of limitations on certain tax filings expires without assessment from the relevant tax authorities. We believe that it is reasonably possible that there could be an immaterial reduction in unrecognized tax benefits due to statute of limitation expirations in multiple tax jurisdictions during the next 12 months. Interest and penalties accrued on these uncertain tax positions will also be released upon the expiration of the applicable statute of limitations.

U.S. Internal Revenue Service Tax Audit Assessment

We were audited by the U.S. Internal Revenue Service for fiscal years 2005 through 2010 related to our five year net operating loss carry back for fiscal year 2010. In December 2014 we received a Notice of Proposed Adjustment indicating the denial of our worthless stock deduction of $154.3 million, related to the insolvency of one of our UK subsidiaries, recorded on our 2010 tax return. The impact of the Notice of Proposed Adjustment was the denial of the loss carryback to 2005 and 2006 which resulted in an approximately $25.0 million cash refund and the disallowance of approximately $29.0 million of future tax benefits residing in the NOL carryover which are offset with a valuation allowance. We filed a protest to the Notice of Proposed Assessment in April 2015. In June 2016 we reached a final settlement with the U.S. Internal Revenue Service sustaining our worthless stock deduction at 75% of the originally claimed value. The impact of this settlement is a reduction in our net operating loss carryforward of $38.6 million and an offsetting reduction of our valuation allowance against the deferred tax asset. The net result did not have a material impact on our financial position or results of operations.

Israel Tax Audit Assessment

We are currently under audit by the Israeli Tax Authorities for fiscal years 2008 through 2009, and 2011 through 2013. The Israeli Tax Authorities issued a tax assessment in October 2014 for fiscal year 2009 or alternatively for fiscal year 2008 claiming there was a business restructuring that resulted in a transfer of some functions, assets and risks from VeriFone Israel Ltd. to the U.S. parent company that the Israeli Tax Authorities claim was a sale valued at 1.36 billion New Israeli Shekels (approximately $355.8 million at the foreign exchange rate as of July 31, 2016). The Israeli Tax Authorities argued that the claim applies to fiscal year 2009 or alternatively to fiscal year 2008. We filed our objection to the tax assessment in January 2015 and received the Israeli Tax Authorities decision through an Order (a second stage assessment) in January 2016. The Order increased the value of the sale to 2.20 billion New Israeli Shekels in fiscal year 2009 (approximately $575.2 million at the foreign exchange rate as of July 31, 2016) or alternatively 2.23 billion New Israeli Shekels in fiscal year 2008 (approximately $581.9 million at the foreign exchange rate as of July 31, 2016) and contended secondary adjustments relating to a deemed dividend and/or interest.

Based on the Order, these and other claims result in a tax liability and deficiency penalty assessment in the amount of 1.27 billion New Israeli Shekels (approximately $331.3 million at the foreign exchange rate as of July 31, 2016), if the claim was assessed for fiscal year 2009, to 1.50 billion New Israeli Shekels (approximately $391.3 million at the foreign exchange rate as of July 31, 2016) if the claim was assessed for fiscal year 2008, including interest, the required Israeli price index adjustments (referred to as the linkage differentials) and deficiency fines (as applicable) through July 31, 2016. The Israeli Tax Authorities' contention regarding secondary adjustments relating to deemed dividend was not quantified by them.

We continue to believe the Israeli Tax Authorities' assessment position is without merit and appealed the assessment to the district court. We have agreed with the Israeli Tax Authorities to repay our $69.0 million intercompany loan from VeriFone Israel Ltd. to the extent of the amount of a final agreed tax assessment concerning fiscal year 2008 and fiscal year 2009 or a judgment of a district court in an appeal on the decision of the Israeli Tax Authorities in the objection, if any.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6. Balance Sheet and Statement of Operations Details

Inventories

Inventories consisted of the following (in thousands):

	July 31, 2016	October 31, 2015
Raw materials	$34,988	$30,297
Work-in-process	2,724	2,588
Finished goods	145,418	96,831
Total inventories	$183,130	$129,716

Accruals and Other Current Liabilities

Accruals and other current liabilities consisted of the following (in thousands):

	July 31, 2016	October 31, 2015
Accrued expenses	$80,971	$85,973
Accrued compensation	55,120	69,174
Other current liabilities	90,715	74,753
Total accruals and other current liabilities	$226,806	$229,900

Other current liabilities were comprised primarily of sales and value-added taxes payable, accrued warranty, customer deposits and accrued restructuring expense.

Accrued Warranty

Activity related to accrued warranty consisted of the following (in thousands):

	Nine Months Ended July 31,
	2016	2015
Balance at beginning of period	$16,320	$15,411
Warranty charged to Cost of net revenues	10,256	12,644
Utilization of warranty accrual	(10,151)	(9,571)
Other	102	(1,303)
Balance at end of period	16,527	17,181
Less: current portion	(13,304)	(14,609)
Long-term portion	$3,223	$2,572

Deferred Revenue, Net

Deferred revenue, net of related costs consisted of the following (in thousands):

	July 31, 2016	October 31, 2015
Deferred revenue	$186,685	$157,747
Deferred cost of revenue	(15,580)	(19,526)
Deferred revenue, net	171,105	138,221
Less: current portion	(108,583)	(82,899)
Long-term portion	$62,522	$55,322

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	July 31, 2016	October 31, 2015
Unrecognized tax benefits liability, net	$35,553	$35,860
Contingent consideration payable	15,561	10,776
Other long-term liabilities	39,028	32,260
Total other long-term liabilities	$90,142	$78,896

Stock-Based Compensation Expense

The following table presents the stock-based compensation expense recognized in our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015
Cost of net revenues	$871	$432	$2,563	$1,560
Research and development	1,850	1,676	5,644	5,628
Sales and marketing	3,204	4,660	10,303	12,239
General and administrative	4,925	4,413	14,379	12,781
Total stock-based compensation expense	$10,850	$11,181	$32,889	$32,208

Accumulated Other Comprehensive Loss

Activity related to Accumulated other comprehensive loss consisted of the following (in thousands):

	Foreign currency translation adjustments	Unrealized loss on derivatives designated as cash flow hedges (1)	Other (2)	Total
Balance at October 31, 2015	$(286,662)	$(4,409)	$(1,250)	(292,321)
Losses before reclassifications, net of tax	(24,410)	(3,540)	—	(27,950)
Amounts reclassified from Accumulated other comprehensive loss, net of tax	—	3,004	78	3,082
Other comprehensive loss	(24,410)	(536)	78	(24,868)
Balance at July 31, 2016	$(311,072)	$(4,945)	$(1,172)	$(317,189)

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

The following tables present our significant assets and liabilities that are measured at fair value on a recurring basis and their classification within the fair value hierarchy (in thousands). There were no transfers between levels of fair value hierarchy in the nine months ended July 31, 2016 and the fiscal year ended October 31, 2015.

	July 31, 2016				October 31, 2015
	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets
Other current and long-term assets:
Foreign exchange forward contracts not designated as hedging instruments	$445	$—	$445	$—	$53	$—	$53	$—
Total assets measured and recorded at fair value	$445	$—	$445	$—	$53	$—	$53	$—

Liabilities
Other current and long-term liabilities:
Contingent consideration payable	$18,920	$—	$—	$18,920	$12,786	$—	$—	$12,786
Foreign exchange forward contracts not designated as hedging instruments	496	—	496	—	377	—	377	—
Interest rate swap agreements designated as cash flow hedges	4,945	—	4,945	—	4,407	—	4,407	—
Total liabilities measured and recorded at fair value	$24,361	$—	$5,441	$18,920	$17,570	$—	$4,784	$12,786

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Contingent Consideration Payable

The following table presents changes in our contingent consideration payable which is categorized in Level 3 of the fair value hierarchy for the nine months ended July 31, 2016 (in thousands):

Balance at beginning of period	$12,786
Additions	5,252
Payments	(485)
Changes in estimates, included in Other income (expense), net	(209)
Interest expense, net	1,576
Balance at end of period	$18,920

Contingent consideration payable is comprised of amounts payable related to acquisitions and is classified as Level 3 because we use significant unobservable inputs to determine the expected payments and an appropriate discount rate to calculate the fair value. The contingent consideration balance at July 31, 2016 is primarily related to acquired media contracts. The significant unobservable inputs we use to value the acquired media contracts include our estimate of the future net revenues we expect to generate from the acquired media contracts, the probability of achieving those revenues, and the revenue share rate for a media contract. The discount rate used to determine the fair value of this contingent consideration payable is 18.5%. The maximum liability of this contingent consideration payable is indeterminate because it is based on future revenues generated from the acquired media contracts. The remaining contingent consideration payable relates primarily to acquisition-related earn-out payables, and we generally use a monte carlo simulation or option pricing model to determine the expected payout and an appropriate discount rate to calculate the fair value. The significant unobservable inputs are the internally forecasted operating results and other performance measures for the acquired businesses, and an appropriate discount rate. The maximum liability on this contingent consideration payables is indeterminate because it is based on contributions from the acquired business.

We evaluate changes in the assumptions used to calculate the fair value of contingent consideration payable at the end of each period.

Derivative Financial Instruments

Interest Rate Swap Agreements Designated as Cash Flow Hedges

We use interest rate swap agreements to hedge the variability in cash flows related to interest payments. On January 8, 2015, we entered into a number of interest rate swap agreements to effectively convert $500.0 million of the term A loan from a floating rate to a fixed rate of 1.20% plus applicable margin through March 30, 2018. The principal amount under the term A loan covered by the interest rate swap agreements will decrease to $450.0 million from April 1, 2017 through September 30, 2017, and $400.0 million from October 1, 2017 through March 30, 2018. On June 17, 2016, we entered into a number of new interest rate swap agreements to convert $350.0 million of the term A loan to a fixed rate of 0.975% plus applicable margin from March 30, 2018 through June 30, 2019.

The interest rate swaps qualify for hedge accounting treatment as cash flow hedges. The notional amounts of interest rate swap agreements outstanding as of July 31, 2016 and October 31, 2015 were each $500.0 million.

Gains and losses arising from the effective portion of interest rate swap agreements are recorded in Accumulated other comprehensive loss, and are subsequently reclassified into earnings in the period or periods during which the underlying transactions affect earnings. As of July 31, 2016, the estimated net derivative loss related to our cash flow hedges included in Accumulated other comprehensive loss that will be reclassified into earnings in the next 12 months is $2.9 million.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Exchange Forward Contracts Not Designated as Hedging Instruments

We arrange and maintain foreign exchange forward contracts so as to yield gains or losses to offset changes in foreign currency denominated assets or liabilities due to changes in foreign exchange rates, with the objective to mitigate the volatility associated with foreign currency transaction gains or losses. Our foreign currency exposures are predominantly inter-company receivables and payables arising from product sales and loans from one of our entities to another. Our foreign exchange forward contracts generally mature within 90 days. The notional amounts of such contracts outstanding as of July 31, 2016 and October 31, 2015 were $194.5 million and $219.6 million, respectively.

We recognized the following gains (losses) on foreign exchange forward contracts not designated as cash flow hedges (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015
Gains (losses) recognized in Other income (expense), net in our Condensed Consolidated Statements of Operations	$(1,294)	$5,201	$327	$16,103

Note 8. Goodwill and Purchased Intangible Assets

Goodwill

Activity related to goodwill by reportable segment for the nine months ended July 31, 2016 consisted of the following (in thousands):

	Verifone Systems	Verifone Services	Total
Balance at beginning of period	$512,182	$571,849	$1,084,031
Acquisitions	6,090	68,010	74,100
Other adjustments	—	(2,952)	(2,952)
Currency translation adjustments	(10,711)	(9,949)	(20,660)
Balance at end of period	$507,561	$626,958	$1,134,519

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

In accordance with our accounting policies, during each quarter we perform an interim review for potential impairment indicators. During the three and nine months ended July 31, 2016 and 2015, based upon the interim review and quantitative tests in some circumstances, we have concluded that goodwill has not been impaired.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchased Intangible Assets, Net

Purchased Intangible assets, net consisted of the following (in thousands):

	July 31, 2016			October 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$647,517	$(346,265)	$301,252	$591,930	$(298,812)	$293,118
Other	105,834	(66,866)	38,968	115,143	(90,744)	24,399
Total	$753,351	$(413,131)	$340,220	$707,073	$(389,556)	$317,517

Other intangible assets, net, were comprised primarily of developed and core technology.

Activity related to purchased intangible assets during the nine months ended July 31, 2016 includes a $12.2 million currency translation adjustment to Gross carrying amount and a $6.2 million currency translation adjustment to Accumulated amortization.

Amortization of purchased intangible assets was allocated as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015
Included in Cost of net revenues	$3,952	$4,502	$11,761	$13,771
Included in Operating expenses	24,286	19,985	65,886	62,884
Total amortization of purchased intangible assets	$28,238	$24,487	$77,647	$76,655

Total future amortization expense for purchased intangible assets that have finite lives, based on our existing intangible assets and their current estimated useful lives as of July 31, 2016, is estimated as follows (in thousands):

	Cost of Net Revenues	Operating Expenses	Total
Fiscal Years Ending October 31:
Remaining of fiscal year 2016	$3,326	$24,399	$27,725
2017	7,359	71,512	78,871
2018	5,246	59,402	64,648
2019	4,879	54,140	59,019
2020	3,217	37,712	40,929
Thereafter	3,428	65,600	69,028
Total future amortization expense	$27,455	$312,765	$340,220

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9. Financings

Amounts outstanding under our financing arrangements consisted of the following (in thousands):

	July 31, 2016	October 31, 2015
Credit Agreement
Term A loan	$540,000	$562,500
Term B loan	196,000	197,500
Revolving loan	239,010	54,000
Capital leases and other debt	10,369	342
Total principal payments due	985,379	814,342
Less: original issue discount and debt issuance cost	(11,877)	(15,013)
Total amounts outstanding	973,502	799,329
Less: current portion	(65,668)	(39,088)
Long-term portion	$907,834	$760,241

Credit Agreement

Key terms of our credit agreement include financial maintenance covenants and certain representations, warranties, covenants, and conditions that are customarily required for similar financings. We were in compliance with all financial covenants under our credit agreement as of July 31, 2016.

Borrowings under the credit agreement may be “Base Rate Borrowings” or “Eurodollar Borrowings” at our option. As of July 31, 2016, we have elected the Eurodollar option for all of our borrowings. Eurodollar loans bear interest at a monthly market interest rate plus a margin according to the credit agreement. As of July 31, 2016, the monthly market interest rate was 0.50% for our term A and revolver loans, and 0.75% for our term B loan, and the margins were 1.75% for our term A and revolver loans and 2.75% for our term B loan. Accordingly, as of July 31, 2016, the interest rate was 2.25% for the term A and revolving loans and 3.50% for the term B loan.

We have a number of interest rate swap agreements under which we pay banks a fixed rate of 1.20% and receive a monthly floating rate, which effectively converts $500.0 million of the term A loan from a floating interest rate to a fixed interest rate as of July 31, 2016.

As of July 31, 2016, the commitment fee for the unused portion of the revolving loan was 0.250% per annum, payable quarterly in arrears, and the amount available to draw under the revolving loan was $261.0 million.

Capital Lease

In February 2016, we entered into a $15.0 million capital leasing facility. As of July 31, 2016, we have leased approximately $7.5 million under this arrangement.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10. Restructuring and related charges

As part of cost optimization and corporate transformation initiatives, during June 2014, July 2015 and June 2016 our management approved, committed to and initiated restructuring plans to reduce headcount, exit under-performing businesses, and consolidate facilities and data centers. These plans are expected to be substantially complete by the end of fiscal year 2017.

Activity related to our restructuring plan accruals for the nine months ended July 31, 2016 consisted of the following (in thousands):

	Restructuring Plans
	June 2014 Plan		July 2015 Plan	June 2016 Plan
	Employee Involuntary Termination Benefits	Facilities Related Costs	Employee Involuntary Termination Benefits	Employee Involuntary Termination Benefits	Facilities Related Costs	Total
Balance at October 31, 2015	$1,027	$5	$5,090	$—	$—	$6,122
Charges, net of adjustments	666	—	(919)	10,393	90	10,230
Cash payments	(567)	(5)	(3,495)	(3,332)	(90)	(7,489)
Balance at July 31, 2016	$1,126	$—	$676	$7,061	$—	$8,863
Cumulative costs to date	$12,889	$853	$6,424	$10,393	$90

Restructuring charges, net of adjustments were allocated as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31
	2016	2015	2016	2015
Included in Cost of net revenues	$2,301	$223	$2,212	$258
Included in Operating expenses	7,451	5,770	8,018	7,269
Total restructuring charges, net of adjustments	$9,752	$5,993	$10,230	$7,527

During June 2016, our management committed to a plan to exit certain under-performing businesses. We have classified the assets of these businesses as held for sale and recorded a $20.4 million write-down to reflect the assets held for sale at fair value during June 2016. This write-down is included in Restructuring and related charges in the Condensed Consolidated Statements of Operations. The $5.8 million fair value of the assets held for sale was determined based upon several considerations, including evaluation of carrying value and potential sales transactions, and is included within Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet as of July 31, 2016. During the three and nine months ended July 31, 2016, the revenues and operating results generated from these businesses were not significant.

Additionally, during June 2016 we recorded an $8.7 million charge for costs to terminate a contract related to a service we will no longer offer, of which $2.9 million is included in cost of net revenues and $5.8 million is included in Restructuring and related charges in the Condensed Consolidated Statement of Operations.

Note 11. Commitments and Contingencies

Commitments

There have been no material changes to our leases and manufacturing agreements since October 31, 2015.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Bank Guarantees

We have issued bank guarantees with maturities ranging from two months to nine years to certain of our customers and vendors as required in some countries to support certain performance obligations under our service or other agreements with those parties. As of July 31, 2016, the maximum amount that may become payable under these guarantees was $10.8 million, of which $1.7 million was collateralized by restricted cash deposits.

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

Brazilian Tax Assessments

State Value-Added Tax

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the São Paulo State Revenue Department for collection of state sales taxes related to purported sales of software for the 1998 and 1999 tax years. In 2004, an appeal against this unfavorable administrative decision was filed in a judicial proceeding. The first level decision in the judicial proceeding was issued in our favor. The São Paulo State Revenue Department filed an appeal of this decision. The second level administrative decision ordered that the case be returned to the lower court in order to allow the production of further evidence. Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible that we may receive an unfavorable decision in this proceeding. The tax assessment including estimated interest through July 31, 2016 for this matter totals approximately 8.9 million Brazilian reais (approximately $2.7 million at the foreign exchange rate as of July 31, 2016). As of July 31, 2016, we have not accrued for this matter, but we have posted a bank bond as a guaranty.

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

In the Vitória tax assessment, the fines were reduced from 4.7 million Brazilian reais (approximately $1.4 million at the foreign exchange rate as of July 31, 2016) to 1.5 million Brazilian reais (approximately $450,000 at the foreign exchange rate as of July 31, 2016) on a first level administrative decision on January 26, 2007. Both we and the tax authorities filed appeals of the first level administrative decision. In this appeal, we argued that the tax authorities did not have enough evidence to determine that the import transactions were indeed fraudulent and that, even if there were some irregularities in such importations, they could not be deemed to be our responsibility since all the transactions were performed by the third-party importer of the goods. On June 30, 2010, the Taxpayers Administrative Council of Tax Appeals decided to reinstate the original claim amount of 4.7 million Brazilian reais (approximately $1.4 million at the foreign exchange rate as of July 31, 2016) against us. On February 27, 2013, the Taxpayers Administrative Council of Tax Appeals issued its formal ruling reinstating the original claim amount. On May 31, 2013, we filed a motion to clarify such ruling, which is pending a decision.

In the Itajai tax assessment, we were notified on January 18, 2008, of a first level administrative decision rendered that maintained the total fine of 2.0 million Brazilian reais (approximately $600,000 at the foreign exchange rate as of July 31, 2016) as imposed, excluding interest. On May 27, 2008, we appealed the first level administrative decision to the Taxpayers Council. This matter is pending second level decision.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2013, we sought to enroll the entire amount of tax liabilities in dispute for both the Vitória and Itajai assessments in the REFIS Amnesty. However, because we are named as a jointly-liable party rather than as the primary defendant in these matters, these assessments were not listed in the REFIS Amnesty web-based portal as available for election under the REFIS Amnesty. We believe these matters qualify for inclusion in the REFIS Amnesty and have filed the required notifications to our local tax office and commenced payments to indicate our decision to enroll these matters in the REFIS Amnesty. We expect the tax authorities' confirmation that these matters have been included in the REFIS Amnesty once they complete their procedures to consolidate the enrolled assessments. We elected to make the amnesty payments for these matters in monthly installments over a 30-month period for total payments, inclusive of interest and penalties, of 7.6 million Brazilian reais (approximately $2.3 million at the foreign exchange rate as of July 31, 2016). We accrued the full amount of the payments, plus estimated interest, under the REFIS Amnesty for these matters in December 2013 when we enrolled in the program, and made our first payment on December 26, 2013. As of July 31, 2016, we have made all remaining payments related to this case, totaling 0.3 million Brazilian reais (approximately $75,000 at the foreign exchange rate as of July 31, 2016).

We had previously accrued the estimated liability for both the Vitória and Itajai assessments. Based on our understanding of the underlying facts of these matters, we believe it is probable we may receive an unfavorable decision for each of these assessments unless we are able to resolve these matters through the REFIS Amnesty. Upon confirmation of acceptance of these matters into the REFIS Amnesty, we will reduce our accrued liabilities related to these matters to reflect the discounted amounts due under the REFIS Amnesty. As of July 31, 2016, we have accruals totaling 12.3 million Brazilian reais (approximately $3.8 million at the foreign exchange rate as of July 31, 2016).

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

For the 2002 assessment, we applied available net operating losses, to the extent permitted, toward the interest and penalties portion of the settlement obligation under the REFIS Amnesty. For the remaining balance, we elected to make the amnesty payments in monthly installments over a 90-month period for total payments of 2.2 million Brazilian reais (approximately $680,000 at the foreign exchange rate as of July 31, 2016). We accrued the full amount of the payments, plus estimated interest, under the REFIS Amnesty for this matter in December 2013 when we enrolled in the program, and made our first payment on December 26, 2013. In the first quarter of fiscal year 2015, based on new provisions made available under the REFIS Amnesty, we elected to pay all remaining outstanding amounts due under the REFIS Amnesty in relation to the 2002 assessment, and settled such payments using cash and additional available net operating losses.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the 2003 assessments, we applied available net operating losses, to the extent permitted, toward the interest and penalties portion of the settlement obligation under the REFIS Amnesty. At the time we initially appealed the 2003 assessments to the civil courts, we were required to make a deposit of 2.8 million Brazilian reais (approximately $870,000 at the foreign exchange rate as of July 31, 2016) to the court in order to perfect our appeal. In light of our enrollment of certain of the 2003 assessments in the REFIS Amnesty, we have notified the civil court of our enrollment and requested the release of the portion of the deposit for the assessments enrolled in the REFIS Amnesty, which totals 675,000 Brazilian reais (approximately $210,000 at the foreign exchange rate as of July 31, 2016). Once approved by the court, the released funds will be applied against the settlement obligation under the REFIS Amnesty. Approximately 2.2 million Brazilian reais (approximately $660,000 at the foreign exchange rate as of July 31, 2016) will remain deposited in connection with the 2003 assessments that will continue in the civil courts and which deposits will be released to the prevailing party after resolution of the underlying assessments.

Excluding the assessments that have been enrolled in the REFIS Amnesty for this matter, which have been accrued as described above, and excluding the net operating losses still at issue, the remaining assessments total approximately 3.1 million Brazilian reais (approximately $1.0 million at the foreign exchange rate as of July 31, 2016), including estimated penalties and interest, as of July 31, 2016. Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible we may receive an unfavorable decision related to these remaining assessments.

We also elected to enroll a number of outstanding tax offset requests that were previously applied for by the Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 in the REFIS Amnesty. These outstanding tax offset requests relate to different tax debts, primarily for IRPJ, PIS and COFINS for past tax years, and total approximately 2.5 million Brazilian reais (approximately $770,000 at the foreign exchange rate as of July 31, 2016), including estimated penalties and interest. We applied available net operating losses toward the interest and penalties portion of the settlement obligation under the REFIS Amnesty. For the remaining balance, we elected to make the amnesty payments in monthly installments over a 90-month period for total payments of 1.3 million Brazilian reais (approximately $410,000 at the foreign exchange rate as of July 31, 2016). We accrued the full amount of the payments, plus estimated interest, under the REFIS Amnesty for these matters in December 2013 when we enrolled in the program, and made our first payment on December 26, 2013. After further review, the tax authorities agreed with our positions in certain of these cases and reduced our liabilities under the REFIS Amnesty. In the first quarter of fiscal year 2015, based on new provisions made available under the REFIS Amnesty, we elected to pay all remaining outstanding amounts due under the REFIS Amnesty in relation to the remaining tax offset requests, and settled such payments using cash and additional available net operating losses.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Municipality Services Tax Assessments

In December 2009, one of the Brazilian subsidiaries that was acquired as part of the Lipman acquisition was notified of a tax assessment regarding alleged nonpayment of tax on services rendered for the period from September 2004 to December 2004. This assessment was issued by the municipality of São Paulo (the "municipality"), and asserts a services tax deficiency and related penalties totaling 875,000 Brazilian reais (approximately $270,000 at the foreign exchange rate as of July 31, 2016), excluding interest. The municipality claims that the Brazilian subsidiary rendered certain services within the municipality of São Paulo but simulated that those services were rendered in another city. At the end of December 2010 the municipality issued further tax assessments alleging the same claims for 2005 through June 2007. These additional subsequent claims assert services tax deficiencies and related penalties totaling 5.9 million Brazilian reais (approximately $1.8 million at the foreign exchange rate as of July 31, 2016), excluding interest. We received unfavorable decisions from the administrative courts, which ruled to maintain the tax assessments for each of these matters. No further grounds of appeal are available to us for these assessments within the administrative courts. In October 2012, as a result of the decision at the administrative level, the tax authorities filed an enforcement action in the civil courts to collect on the services tax assessments amounts awarded by the administrative court, and seeking other related costs and fees. On March 6, 2013, we filed our defensive claims in the civil courts in response to the tax authorities' enforcement action. In February 2013 the tax authorities filed an additional enforcement action in the civil courts to collect on the penalties related to the services tax assessments amounts awarded by the administrative courts. Based on our understanding of the underlying facts of this matter and our evaluation of the potential outcome at the judicial level, we believe it is reasonably possible that our Brazilian subsidiary will be required to pay some amount of the alleged tax assessments and penalties related to these matters, as well as amounts of interest and certain costs and fees imposed by the court related thereto. As of July 31, 2016, the amount of the alleged tax assessments and penalties related to these matters was approximately 24.1 million Brazilian reais (approximately $7.4 million at the foreign exchange rate as of July 31, 2016), including interest, costs and fees related thereto.

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the municipality of Curitiba for collection of alleged services tax deficiency. An appeal against this unfavorable administrative decision was filed in a judicial proceeding and currently the case is pending the municipality of Curitiba's compliance with the writ of summons. As of July 31, 2016, the underlying assessment, including estimated interest, was approximately 5.6 million Brazilian reais (approximately $1.7 million at the foreign exchange rate as of July 31, 2016). Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible that we may receive an unfavorable decision in this proceeding.

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

On June 11, 2015, the parties entered into a stipulation of settlement, pursuant to which we agreed to implement certain non-monetary corporate governance reforms and to provide support for plaintiff’s request for attorneys’ fees. On December 9, 2015, the court entered an order and final judgment approving the settlement. We implemented the non-monetary corporate governance reforms set forth in the settlement order prior to the deadline of August 5, 2016. This matter is now concluded.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 12, 2015, a new class action complaint was filed against us in Israel alleging similar claims as the dismissed Israeli class action, and alleging that Israeli shareholders were deprived of due process in the U.S. class action settlement proceedings. We are opposing the new class action and plaintiff's class certification motion on substantially the same grounds on which the previous case was dismissed. The court held a pretrial hearing on that motion on May 19, 2016 at which it requested additional information including expert reports, a position paper from the Israel Securities Authority ("ISA"), and further briefing scheduled through September 25, 2016. In July 2016, the ISA submitted a position paper supporting our position regarding applicable law.

On June 29, 2015, the plaintiff in the 2008 Israel Securities Class Action filed a motion for award of compensation and attorneys’ fees based on the amount of settlement compensation received by Israelis in the U.S. class action. On January 14, 2016, the Israeli District Court denied this motion. Plaintiff has not timely appealed, and that ruling is now final.

In re VeriFone Securities Litigation

On March 7, 2013, a putative securities class action was filed in the U.S. District Court for the Northern District of California against us, certain of our former officers and one of our current officers and alleged claims in connection with our February 20, 2013 announcement of preliminary financial results for the fiscal quarter ended January 31, 2013. The action, captioned Sanders v. VeriFone Systems, Inc. et al., Case No. C 13-1038, and subsequently re-captioned In re VeriFone Securities Litigation, was initially brought on behalf of a putative class of purchasers of VeriFone securities between December 14, 2011 and February 19, 2013 and asserted claims under the Securities Exchange Act Sections 10(b) and 20(a) and SEC Rule 10b-5 for securities fraud and control person liability. The claims were based on allegations that we and the individual defendants made false or misleading public statements regarding our business, operations, and financial controls during the putative class period. The complaint sought unspecified monetary damages and other relief. Two additional class actions related to the same matter (Laborers Local 235 Benefit Funds v. VeriFone Systems, Inc. et al., Case No. CV 13-1676 and Bland v. VeriFone Systems, Inc. et al., Case No. CV 13-1853) were filed in April 2013. On May 6, 2013, several putative plaintiffs and plaintiffs' law firms filed motions to consolidate these three securities class actions and requesting appointment as lead plaintiff and lead counsel, respectively. The plaintiffs in Laborers Local 235 Benefit Funds v. VeriFone Systems, Inc. et al. and Bland v. VeriFone Systems, Inc. et al. voluntarily dismissed their respective actions, without prejudice, on July 10, 2013 and July 17, 2013, respectively, and filed motions to be appointed lead plaintiff in the action previously captioned Sanders v. VeriFone Systems, Inc. et al. On October 7, 2013, the court entered an order appointing the Selz Funds as lead plaintiffs and appointing Gold Bennett Cera & Sidener LLP as lead counsel. Lead plaintiffs' first amended complaint was filed on December 16, 2013. The first amended complaint expanded the putative class period to December 14, 2011 and February 20, 2013, inclusive, and removed the current officer who was named in the original complaint from the action. We filed our motion to dismiss the amended complaint on February 14, 2014, lead plaintiffs filed their opposition on April 15, 2014 and we filed our reply on May 16, 2014. On May 27, 2014, the court took the motion to dismiss under submission without oral argument. On August 8, 2014, the court dismissed the amended complaint, with leave to amend. Lead plaintiffs filed their second amended complaint on October 7, 2014. On March 29, 2016, the court granted our motion to dismiss the second amended complaint, finding it insufficiently pled, and granted leave to amend by June 3, 2016. Instead of filing a third amended complaint, lead plaintiffs stipulated to a judgment of dismissal with prejudice so they could appeal the court’s dismissal of their second amended complaint, which judgment the court entered on June 6, 2016. On June 9, 2016, the lead plaintiff filed a notice of appeal. The opening appeal brief is due on September 19, 2016 and the reply is due on November 2, 2016. An appeal hearing has not yet been scheduled.

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

On June 15, 2015, we filed appeals and interim applications to stay the CCI orders. The appellate court has granted our interim applications to stay all proceedings at least until the final appellate hearing, which commenced on January 19, 2016, continued on January 29, March 28, April 28, August 4, and August 30, 2016 and is scheduled to continue on September 19, 2016.

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

Income Tax Uncertainties

As of July 31, 2016, the amount payable for unrecognized tax benefits was $35.6 million, including accrued interest and penalties, none of which is expected to be paid within one year. This amount is included in Other long-term liabilities in our Condensed Consolidated Balance Sheet as of July 31, 2016. We are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur.

Note 12. Segment Information

In December 2015, we realigned our organizational structure and changed our reportable segments to be Verifone Systems and Verifone Services. Net revenues and operating income of each segment reflect net revenues and expenses that are directly attributable to that segment. Net revenues and expenses not allocated to segment net revenues and segment operating income include amortization of purchased intangible assets, amortization of step-down in deferred services net revenues and associated costs of net revenues at acquisition, restructuring and related charges, stock-based compensation, as well as general and administrative and corporate research and development expense. We do not separately evaluate assets by segment, and therefore assets by segment are not presented below.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth net revenues for our reportable segments and reconciles segment net revenues to total net revenues (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015
Segment net revenues:
Verifone Systems	$292,072	$332,980	$972,107	$970,680
Verifone Services	200,513	177,067	566,390	516,547
Total segment net revenues	492,585	510,047	1,538,497	1,487,227
Amortization of step down in deferred services net revenues at acquisition	(4,453)	(107)	(10,548)	(917)
Total net revenues	$488,132	$509,940	$1,527,949	$1,486,310

The following table sets forth operating income for our reportable segments and reconciles segment operating income to consolidated operating income (loss) (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015
Operating income by segment:
Verifone Systems	$63,564	$73,541	$222,434	$224,546
Verifone Services	50,400	45,418	138,975	126,769
Total segment operating income	113,964	118,959	361,409	351,315
Items not attributable to segment operating income:
Amortization of step down in deferred services gross margin at acquisition	(3,057)	(107)	(7,482)	(917)
Restructuring and related charges	(38,851)	(5,993)	(39,329)	(7,527)
Amortization of purchase intangible assets	(28,238)	(24,487)	(77,647)	(76,655)
Stock-based compensation expense	(10,850)	(11,181)	(32,889)	(32,208)
Litigation settlement and loss contingency expense	(600)	—	(600)	(1,213)
Unallocated general and administrative expenses	(44,828)	(49,706)	(142,663)	(137,593)
Unallocated research and development expenses	(5,652)	(5,341)	(15,245)	(15,817)
Other unallocated costs	(4,233)	(1,860)	(11,904)	(6,210)
Total operating income (loss)	$(22,345)	$20,284	$33,650	$73,175

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Results of Operations:
Consolidated Results of Operations: An analysis and discussion of our financial results comparing our consolidated results of operations for the three and nine months ended July 31, 2016 to the three and nine months ended July 31, 2015.
Segment Results of Operations: An analysis and discussion of our financial results comparing the results of operations for each of our two reportable segments, Verifone Systems and Verifone Services, for the three and nine months ended July 31, 2016 to the three and nine months ended July 31, 2015.
Financial Outlook: A discussion of our expectations regarding certain trends that may affect our financial condition and results of operations.
Liquidity and Capital Resources: An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.
Contractual Obligations and Off-Balance Sheet Arrangements: Disclosures related to our contractual obligations, contingent liabilities, commitments, and off-balance-sheet arrangements, as of July 31, 2016.
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

Verifone Systems

Sales of our point of sale electronic payment devices and systems by our Verifone Systems business comprise approximately 59.8% and 63.6% of our net revenues in the three and nine months ended July 31, 2016, respectively. Our point of sale electronic payment devices run our unique operating systems, security and encryption software, and certified payment software, and are designed to suit our clients' needs in a variety of environments, including traditional multi-lane and countertop implementations, self-service and unattended environments, in-vehicle and portable deployments, as well as mobile commerce. Our systems can securely process a wide range of payment types including signature and PIN-based debit cards, credit cards, NFC/contactless/radio frequency identification cards, or RFID cards, smart cards, pre-paid gift and other stored-value cards, electronic bill payment, signature capture and electronic benefits transfer, or EBT. Our unique architecture enables multiple value-added applications, including third-party applications, such as gift card and loyalty card programs, healthcare insurance eligibility, and time and attendance tracking, and allows these applications to reside on the same system without requiring recertification upon the addition of new applications. With our newest line of Verifone Engage payment solutions, we will be able to deliver richer media and more complex commerce enablement services on our payment terminals to our merchant clients. Security continues to be an important factor for our clients and we have experienced increasing demand for Europay, MasterCard and Visa, or "EMV", capable terminal solutions.

Verifone Services

Verifone Services drives an important part of our business and revenues, accounting for approximately 40.2% and 36.4% of our net revenues in the three and nine months ended July 31, 2016, respectively. Our service offerings fall into four main product lines: (i) device-related services, (ii) payment-related services, (iii) commerce-related services, and (iv) omni-commerce services. Device-related services include mechanical and support services such as terminal leasing, “break fix” maintenance work, and call center support. Payment-related services include transaction routing, software development and licensing, and security services, such as encryption, tokenization, and our Secure Commerce Architecture. Commerce-related services include our digital media business, which delivers advertising and marketing content to over 100,000 screens, and taxi related services such as mobile hailing. Omni-commerce services bring together payments and commerce both in-store and online.

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

Significant Matters

Restructuring Plan

During June 2016, our management approved, committed to and initiated a restructuring plan to reduce headcount, exit under-performing businesses, and consolidate facilities and data centers. As a result of this plan, we have classified the assets of certain businesses as held for sale and recorded a $20.4 million write-down to reflect the assets held for sale at fair value. We have also recorded a $9.8 million restructuring charge related to employee involuntary termination benefits and facility related costs as well as an $8.7 million charge for costs to terminate a contract related to a service we will no longer offer.

Business Combinations

On December 23, 2015, we acquired InterCard AG, a leading payment-related services provider in Germany, in exchange for 85.0 million Euro in cash paid on the acquisition date (approximately $92.4 million at the foreign exchange rate on the acquisition date) plus 1.2 million Euro (approximately $1.4 million at the foreign exchange rate as of July 31, 2016), which was paid in August 2016. We acquired InterCard to expand our payment-related services offerings in Germany. This acquisition was accounted for using the acquisition method of accounting, and the results of InterCard were included in our financial results as of the acquisition date.

On February 2, 2016, we acquired AJB Software Design Inc., a Toronto-based provider of payment gateway and switching solutions for large merchants in the U.S. and Canada, for cash payments totaling approximately $87.5 million, subject to certain upward adjustments, plus up to $10.0 million of additional contingent consideration with a fair value of $1.4 million at the acquisition date. We acquired AJB to expand our suite of services offerings. This acquisition was accounted for using the acquisition method of accounting, and the results of AJB were included in our financial results as of the acquisition date.

On May 20, 2016, we acquired 51% of the voting equity interest of Panaroma, a Turkey-based provider of new generation cash registers, for approximately $6.8 million in cash subject to certain adjustments, plus additional contingent consideration with a fair value of $3.6 million at the acquisition date. We acquired Panaroma to maintain our market share and expand our operations in Turkey. This acquisition was accounted for using the acquisition method of accounting, and the results of Panaroma are included in our financial results as of the acquisition date.

Stock Repurchase Program

In September 2015, our Board of Directors authorized a program to repurchase shares of our common stock with an aggregate value of up to $200.0 million, with no expiration from the date of authorization. During the nine months ended July 31, 2016, we repurchased approximately 2.6 million shares of our common stock on the open market at an average repurchase price of $28.02 per share. There were no stock repurchase activities during the three months ended July 31, 2016. As of July 31, 2016, there was approximately $50.0 million remaining available for stock repurchases under this program.

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

Financial Results Highlights

Overall

•	Consolidated net revenues for the three months ended July 31, 2016 were $488.1 million, compared to $509.9 million for the three months ended July 31, 2015, down 4.3% year over year.

•
Gross margins for the three months ended July 31, 2016 were $191.1 million or 39.2% compared to $206.5 million or 40.5% for the three months ended July 31, 2015, down $15.4 million or 7.5% and 1.3 percentage points.

•	Net cash provided by operating activities for the three months ended July 31, 2016 totaled $12.6 million.

Results of Operations

Consolidated Results of Operations

Three Months Ended July 31, 2016 compared to July 31, 2015

	Three Months Ended July 31,
	2016	% of Net revenues (1)	2015	% of Net revenues (1)
	(in thousands, except percentages)
Net revenues:
Systems	$292,072	59.8%	$332,980	65.3%
Services	196,060	40.2%	176,960	34.7%
Total net revenues	488,132	100.0%	509,940	100.0%

Gross margin:
Systems	116,382	39.8%	131,773	39.6%
Services	74,765	38.1%	74,768	42.3%
Total gross margin	191,147	39.2%	206,541	40.5%

Operating expenses:
Research and development	52,394	10.7%	50,831	10.0%
Sales and marketing	52,830	10.8%	55,552	10.9%
General and administrative	49,753	10.2%	54,119	10.6%
Restructuring and related charges	33,629	6.9%	5,770	1.1%
Litigation settlement and loss contingency expense	600	0.1%	—	—%
Amortization of purchased intangible assets	24,286	5.0%	19,985	3.9%
Total operating expenses	213,492	43.7%	186,257	36.5%
Operating income (loss)	(22,345)	(4.6)%	20,284	4.0%
Interest expense, net	(9,023)	(1.8)%	(8,223)	(1.6)%
Other income (expense), net	156	—%	(529)	(0.1)%
Income (loss) before income taxes	(31,212)	(6.4)%	11,532	2.3%
Income tax provision	286	0.1%	1,452	0.3%
Consolidated net income (loss)	$(31,498)	(6.5)%	$10,080	2.0%
(1) Systems and Services gross margin as a percentage of net revenues is computed as a percentage of the corresponding Systems and Services net revenues.

Net revenues for the three months ended July 31, 2016 were $488.1 million, compared to $509.9 million for the three months ended July 31, 2015, down $21.8 million or 4.3%, which is primarily related to a $13.2 million impact from unfavorable foreign currency fluctuations and decreased Systems net revenues in the Americas that were partially offset by increases in EMEA. Services net revenues increased $19.1 million due primarily to the benefit of acquired businesses. The foreign currency impact was due primarily to a decrease in the value of the Brazilian real, the South African rand, the Argentine peso, and British Pound. (See further discussion of revenues by segment and geography below.)

Net Revenues by Geography

	Three Months Ended July 31,
	2016	% of net revenues	2015	% of net revenues
	(in thousands, except percentages)
Net Revenues
North America	$191,509	39.2%	$208,540	40.9%
Latin America	55,069	11.3%	73,721	14.4%
EMEA	190,045	38.9%	172,636	33.9%
Asia-Pacific	51,509	10.6%	55,043	10.8%
Total	$488,132	100.0%	$509,940	100.0%

•
North America net revenues decreased $17.0 million year over year, due primarily to reduced demand for our EMV capable terminals by Tier 1 retailers that were upgrading to products that support EMV requirements in the prior year, which has been partially offset by growth in revenues resulting from increasing adoption of EMV capable devices primarily by petroleum customers.

•
Latin America net revenues decreased $18.7 million year over year, due primarily to decreases in customer demand, which were influenced by macroeconomic pressures, including continuing overall economic weakness in the region, as well as competitive and pricing pressures, and a $6.1 million impact from unfavorable foreign currency fluctuations.

•
EMEA net revenues increased $17.4 million year over year, due primarily to $14.0 million in net revenues from InterCard, which was acquired in December 2015. Net revenues also increased due to increased system sales in Central Europe. EMEA net revenues decreased $4.6 million due to unfavorable foreign currency fluctuations.

•
Asia-Pacific net revenues decreased $3.5 million year over year, due primarily to a $2.2 million impact from unfavorable foreign currency fluctuations. In addition, decreased revenue in Australia was partially offset by increased revenue in other parts of Asia, primarily driven by timing of purchase decisions by some of our large customers.

Gross margin for the three months ended July 31, 2016 was $191.1 million or 39.2% of total net revenues, compared to $206.5 million or 40.5% of total net revenues, for the three months ended July 31, 2015, down $15.4 million or 1.3 percentage points. Gross margin in dollars decreased due primarily to the decrease in net revenues. Gross margin as a percentage of net revenues decreased due primarily to changes in product, geographic and customer mix. For example, we experienced competitive pricing pressures in several markets, particularly Latin America, that have resulted in lower margins year over year. In addition, in North America net revenues have shifted to more purchases by petroleum customers in the current year compared to net revenues from higher margin large customers completing substantial EMV roll outs in the prior year.

Research and development for the three months ended July 31, 2016 was $52.4 million compared to $50.8 million for the three months ended July 31, 2015, up $1.6 million or 3.1%, due primarily to R&D costs related to acquired businesses.

Sales and marketing for the three months ended July 31, 2016 was $52.8 million, compared to $55.6 million for the three months ended July 31, 2015, down $2.8 million or 5.0%, due primarily to lower revenues and decreased spend associated with cost savings initiatives.

General and administrative for the three months ended July 31, 2016 was $49.8 million, compared to $54.1 million for the three months ended July 31, 2015, down $4.3 million or 7.9%, because increased costs associated with recent acquisitions were fully offset by decreased spend as a result of cost savings initiatives.

Restructuring and related charges for the three months ended July 31, 2016 was $33.6 million, compared to $5.8 million for the three months ended July 31, 2015, up $27.8 million, due primarily to a $20.4 million fair market value write-down of assets held for sale and a $5.8 million charge for costs to terminate a contract related to a service we will no longer offer.

Amortization of purchased intangible assets for the three months ended July 31, 2016 was $24.3 million, compared to $20.0 million for the three months ended July 31, 2015, up $4.3 million or 21.5%, due primarily to an increase in purchased intangible assets associated with recently acquired businesses.

Interest expense, net for the three months ended July 31, 2016 was $9.0 million, compared to $8.2 million for the three months ended July 31, 2015, up $0.8 million or 9.8%, due primarily to higher loan balances related to new borrowings for acquisitions.

Income tax provision for the three months ended July 31, 2016 was $0.3 million, compared to $1.5 million for the three months ended July 31, 2015, down $1.2 million or 82.6%. The income tax provisions for the three months ended July 31, 2016 and 2015 were primarily related to foreign taxes offset by the reversal of unrecognized tax benefits where statute of limitations expired and audits have been settled.

Nine Months Ended July 31, 2016 compared to July 31, 2015

	Nine Months Ended July 31,
	2016	% of net revenues (1)	2015	% of net revenues (1)
	(in thousands, except percentages)
Net revenues:
Systems	$972,107	63.6%	$970,680	65.3%
Services	555,842	36.4%	515,630	34.7%
Total net revenues	1,527,949	100.0%	1,486,310	100.0%

Gross margin:
Systems	401,068	41.3%	394,833	40.7%
Services	215,743	38.8%	214,781	41.7%
Total gross margin	616,811	40.4%	609,614	41.0%

Operating expenses:
Research and development	158,150	10.4%	147,160	9.9%
Sales and marketing	167,289	10.9%	167,539	11.3%
General and administrative	157,040	10.3%	150,374	10.1%
Restructuring and related charges	34,196	2.2%	7,269	0.5%
Litigation settlement and loss contingency expense	600	—%	1,213	0.1%
Amortization of purchased intangible assets	65,886	4.3%	62,884	4.2%
Total operating expenses	583,161	38.2%	536,439	36.1%
Operating income	33,650	2.2%	73,175	4.9%
Interest expense, net	(25,870)	(1.7)%	(23,550)	(1.6)%
Other income (expense), net	(6,833)	(0.4)%	(3,455)	(0.2)%
Income before income taxes	947	0.1%	46,170	3.1%
Income tax provision	5,372	0.4%	4,296	0.3%
Consolidated net income (loss)	$(4,425)	(0.3)%	$41,874	2.8%
(1) Systems and Services gross margin as a percentage of net revenues is computed as a percentage of the corresponding Systems and Services net revenues.

Net revenues for the nine months ended July 31, 2016 were $1.53 billion, compared to $1.49 billion for the nine months ended July 31, 2015, up $41.6 million or 2.8%, net of a $75.9 million negative foreign currency impact. Systems net revenues was relatively flat because increased revenues due to growing demand for EMV capable products in North America was substantially offset by decreases in other markets. Services net revenues increased $40.2 million due primarily to the benefit of acquired businesses and sales of additional services on increased device sales. The foreign currency impact was due primarily to a decrease in the values of the Brazilian real, the Argentine peso, the South African rand, and the Euro. (See further discussion of revenues by segment and geography below.)

Net Revenues by Geography

	Nine Months Ended July 31,
	2016	% of net revenues	2015	% of net revenues
	(in thousands, except percentages)
Net Revenues
North America	$636,543	41.7%	$561,807	37.8%
Latin America	179,637	11.8%	212,871	14.3%
EMEA	557,415	36.4%	532,200	35.8%
Asia-Pacific	154,354	10.1%	179,432	12.1%
Total	$1,527,949	100.0%	$1,486,310	100.0%

•
North America net revenues increased $74.7 million, due primarily to increased demand for our EMV capable products, including petroleum customers upgrading to products that support EMV requirements and increasing adoption of EMV capable devices by small and medium businesses, which outpaced the prior year revenues from EMV implementations by Tier 1 retailers.

•
Latin America net revenues decreased $33.2 million, due primarily to decreases in demand by large customers, which were influenced by macroeconomic and competitive pressures. Net revenues include a $35.6 million negative impact due to unfavorable foreign currency fluctuations.

•
EMEA net revenues increased $25.2 million, due primarily to $31.0 million in net revenues from InterCard, which was acquired in December 2015. Revenue also increased in the rest of EMEA due primarily to timing of product certifications in certain countries. Net revenues include a $27.9 million negative impact due to unfavorable foreign currency fluctuations.

•
Asia-Pacific net revenues decreased $25.1 million, primarily in China, where we have not yet released a lower cost suite of products to meet customer preferences in that market. Net revenues include a $11.4 million negative impact due to the unfavorable foreign currency fluctuations.

Gross margin for the nine months ended July 31, 2016 was $616.8 million or 40.4% of net revenues, compared to $609.6 million, or 41.0% of net revenues, for the nine months ended July 31, 2015, up $7.2 million but down 0.6 percentage points. Gross margin in dollars increased due primarily to the increase in net revenues. Gross margin as a percentage of net revenues decreased due primarily to changes in geographic and customer mix. For example, we experienced competitive pricing pressures in several markets, particularly China and Latin America, that have resulted in lower margins year over year. In addition, in North America net revenues have shifted to more purchases by our distributors and petroleum customers in the current year compared to net revenues from higher margin large customers completing substantial EMV roll outs in the prior year.

Research and development for the nine months ended July 31, 2016 was $158.2 million, compared to $147.2 million for the nine months ended July 31, 2015, up $11.0 million or 7.5%, due primarily to an increase in personnel related and outside contractor expenses, which reflects our ongoing investment in additional resources to develop and bring next generation products and solutions to market, and costs related to acquired businesses.

Sales and marketing for the nine months ended July 31, 2016 was $167.3 million, compared to $167.5 million for the nine months ended July 31, 2015, down $0.2 million or 0.1%, due primarily to lower revenues and decreased spend associated with cost savings initiatives, partially offset by costs related to acquired businesses.

General and administrative for the nine months ended July 31, 2016 was $157.0 million, compared to $150.4 million for the nine months ended July 31, 2015, up $6.6 million or 4.4%, due primarily to costs associated with the recent acquisitions of InterCard and AJB, partially offset by decreased spend as a result of cost savings initiatives.

Restructuring and related charges for the nine months ended July 31, 2016 was $34.2 million, compared to $7.3 million for the nine months ended July 31, 2015, up $26.9 million, due primarily to a $20.4 million write-down related to certain under-performing businesses and a $5.8 million charge for costs to terminate a contract related to a service we will no longer offer.

Amortization of purchased intangible assets for the nine months ended July 31, 2016 was $65.9 million compared to $62.9 million for the nine months ended July 31, 2015, up $3.0 million or 4.8%, due primarily to an increase in purchased intangible assets associated with recently acquired businesses.

Interest expense, net for the nine months ended July 31, 2016 was $25.9 million compared to $23.6 million for the nine months ended July 31, 2015, up $2.3 million or 9.8%, due primarily to higher loan balances related to new borrowings for acquisitions and stock repurchases and lower cash balances.

Income tax provision for the nine months ended July 31, 2016 was $5.4 million, compared to $4.3 million for the nine months ended July 31, 2015, up $1.1 million or 25.6%. The income tax provision for the nine months ended July 31, 2016 and July 31, 2015 were primarily related to foreign taxes offset by tax benefits related to release of reserves for unrecognized tax benefits where statutes of limitations expired and audits were settled.

Segment Results of Operations

In December 2015, we realigned our organizational structure and changed our reportable segments to be Verifone Systems and Verifone Services. Net revenues and operating income of each segment reflect net revenues and expenses that are directly attributable to that segment. Net revenues and expenses not allocated to segment net revenues and segment operating income include amortization of purchased intangible assets, amortization of step-down in deferred services net revenues and associated costs of net revenues at acquisition, restructuring and related charges, stock-based compensation, as well as general and administrative and corporate research and development expense.

Verifone Systems Net Revenues and Operating Income

Our Verifone Systems business delivers point of sale electronic payment devices that run our unique operating systems, security and encryption software, and certified payment software globally, for both payments and commerce.

Three Months Ended July 31, 2016 compared to July 31, 2015

	Three Months Ended July 31,
	2016	% of net revenues	2015	% of net revenues
	(in thousands, except percentages)
Net revenues	$292,072	59.3%	$332,980	65.3%
Operating income	$63,564	21.8%	$73,541	22.1%

Net revenues for the three months ended July 31, 2016 were $292.1 million, compared to $333.0 million for the three months ended July 31, 2015, down $40.9 million or 12.3%, which is partially due to an $8.7 million negative impact from unfavorable foreign currency fluctuations.

•
Net revenues from the sale of desktop and pinpad devices decreased $25.0 million, due primarily to decreases in customer demand, economic weakness, as well as competitive pricing pressures in Latin America.

•
Net revenues from the sale of devices from our multi-lane and petroleum product families decreased $17.3 million due to reduced demand for our EMV capable devices. Decreased demand from North America Tier 1 retailers that were upgrading to products that support EMV requirements in the prior year was partially offset by growth in revenues resulting from increasing adoption of EMV capable devices primarily by petroleum customers.

Operating income for the three months ended July 31, 2016 was $63.6 million or 21.8% of net revenues, compared to $73.5 million or 22.1% of net revenues for the three months ended July 31, 2015, down $10.0 million or 0.3 percentage points.

•	Operating income in dollars decreased due primarily to reduced revenue, partially offset by decreased spend associated with cost savings initiatives.

•	Operating income as a percentage of net revenues decreased due primarily to changes in geographic and product mix, as well as competitive pricing pressures, particularly in Latin America.

Nine Months Ended July 31, 2016 compared to July 31, 2015

	Nine Months Ended July 31,
	2016	% of net revenues	2015	% of net revenues
	(in thousands, except percentages)
Net revenues	$972,107	63.2%	$970,680	65.3%
Operating income	$222,434	22.9%	$224,546	23.1%

Net revenues for the nine months ended July 31, 2016 were $972.1 million, compared to $970.7 million for the nine months ended July 31, 2015, up $1.4 million or 0.1%, net of a $45.0 million negative impact due to unfavorable foreign currency fluctuations.

•
Net revenues from the sale of desktop and pinpad devices increased $3.8 million, due primarily to the release of new products and certifications received in certain markets, partially offset by decreased demand from several large customers in Asia-Pacific.

•
Net revenues from the sale of devices from our multi-lane and petroleum product families increased $15.1 million, due primarily to increased demand for EMV compatible devices. Increased net revenues from customers in the North American petroleum market and small to medium businesses outpaced the decreased demand from North America Tier 1 retailers that rolled out EMV compatible devices in the prior year.

•
Net revenues from the sale of portable devices decreased $16.7 million in Latin America due to decreases in demand by large customers, which were influenced, in part, by economic weakness, as well as the impact of foreign currency fluctuations.

Operating income for the nine months ended July 31, 2016 was $222.4 million or 22.9% of net revenues, compared to $224.5 million or 23.1% of net revenues for the nine months ended July 31, 2015, down $2.1 million or 0.3 percentage points.

•	Operating income in dollars remained relatively flat, consistent with relatively flat net revenues.

•	Operating income as a percentage of net revenues decreased due primarily to changes in geographic and customer mix, as well as competitive pricing pressures, particularly in Latin America.

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

Three Months Ended July 31, 2016 compared to July 31, 2015

	Three Months Ended July 31,
	2016	% of net revenues	2015	% of net revenues
	(in thousands, except percentages)
Net revenues	$200,513	40.7%	$177,067	34.7%
Operating income	$50,400	25.1%	$45,418	25.7%

Net revenues for the three months ended July 31, 2016 were $200.5 million compared to $177.1 million for the three months ended July 31, 2015, up $23.4 million or 13.2%, primarily due to a $14.0 million increase from the acquisition of InterCard in December 2015 and $6.2 million from the acquisition of AJB in February 2016.

Operating income for the three months ended July 31, 2016 was $50.4 million or 25.1% of net revenues, compared to $45.4 million or 25.7% of net revenues for the three months ended July 31, 2015, up $5.0 million but down 0.5 percentage points.

•	Operating income in dollars increased due primarily to increases in net revenues.

•	Operating income as a percentage of net revenues decreased due primarily to changes in geographic mix.

Nine Months Ended July 31, 2016 compared to July 31, 2015

	Nine Months Ended July 31,
	2016	% of net revenues	2015	% of net revenues
	(in thousands, except percentages)
Net revenues	$566,390	36.8%	$516,547	34.8%
Operating income	$138,975	24.5%	$126,769	24.5%

Net revenues for the nine months ended July 31, 2016 were $566.4 million compared to $516.5 million for the nine months ended July 31, 2015, up $49.8 million or 9.6%, after the effect of a $30.8 million negative impact due to unfavorable foreign currency fluctuations.

•	Net revenues increased $31.0 million from the acquisition of InterCard in December 2015 and $12.9 million from the acquisition of AJB in February 2016.

•	The remaining increase in net revenues is due primarily to growing demand for device-related and payment related services solutions as additional devices are sold globally.

Operating income for the nine months ended July 31, 2016 was $139.0 million or 24.5% of net revenues, compared to $126.8 million or 24.5% of net revenues for the nine months ended July 31, 2015, up $12.2 million and flat as a percentage of net revenues.

•	Operating income in dollars increased due primarily to increases in net revenues.

•
Operating income as a percentage of net revenues remained relatively flat as changes in geographic mix that negatively impacted gross margin were substantially offset by higher margins from our recently acquired businesses, InterCard and AJB.

Financial Outlook

Overview

We expect the timing and amount of revenue to continue to be impacted by factors such as the timing of our customers' technology refresh cycles, changes in distribution and distributor inventory levels, macroeconomic conditions, increased competition and pricing pressures, the timing of new product releases and certifications, and continued uncertain political conditions in certain markets.

Technology and Industry Standards

We expect the timing of new product releases and industry standards to continue to have a significant impact on our net revenues. Net revenues can vary significantly when larger customers or distributors cancel or delay orders due to changes in regulatory and industry standards, budget considerations, product feature availability, dual vendor sourcing requirements, technology refresh cycles, economic conditions or other concerns that impact their business or purchasing decisions. Also, demand for electronic payment systems may eventually reach a saturation point, at which time customers might slow or end expansion projects. We expect to generate additional net revenues in the U.S. related to the continued adoption of EMV standards in the future, particularly by the petroleum market and small and medium businesses, and increased desire for mobile payment devices, although the timing of any related revenues will depend on the timing of decisions by merchants. We expect that timing of merchant decisions will continue to depend on when EMV certifications are completed. We expect growth in emerging markets as economic conditions improve and those markets make efforts to modernize to cashless payment systems.

Global Markets and Competition

As a result of our global customer base, we expect that our net revenues will continue to be impacted by macroeconomic conditions such as foreign currency fluctuations, economic sanctions and other trade restrictions, and changing global oil prices, particularly in certain markets such as Argentina, Brazil, Russia, the Middle East, and Africa. We expect that continued economic weakness in Latin America and uncertain political conditions in certain other markets, including Turkey, may have a continued negative impact on our ability to do business or operate at a desired level.

We expect that the markets in which we conduct our business will remain highly competitive, characterized by changing technologies, evolving industry standards and government regulations that may favor one product or technology over others, and increased demand for new functionality, premium services, mobility, and security. In particular, we expect that there will be continued demand for lower priced products in certain emerging markets, such as Brazil, China and India. We expect the pricing pressures and/or aggressive pricing by competitors that we have seen in recent periods may have a significant impact on our net revenues in the future. Market disruptions caused by new technologies, the entry of new competitors, mobile order and pay, the presence of strong local competition, consolidations among our customers and competitors, changes in regulatory requirements, timing of electronic payments initiatives that create demand for our products in emerging markets, new technology entrants, and other factors, can introduce volatility into our business.

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

As part of our transformation initiatives, we continue to focus on research and development activities and expect to continue at current spend levels as we focus on platform development efforts in order to increase standardization, shorten our product development life-cycle and time to market, and also ensure timely certification of our products in each market.

We plan to continue efforts to improve our cost structure and streamline all aspects of our business, including a strategic review of under-performing products and businesses, as well as consolidating and upgrading some of our global suppliers. In connection with our transformation efforts, we have approved restructuring plans under which we have reduced headcount, closed facilities and plan to exit under-performing businesses. We expect to incur additional costs under the previously approved plans and expect to approve additional plans and make strategic changes in the future. Our existing and future restructuring plans may generate ongoing savings, some of which will continue to be reinvested into growth initiatives as part of our transformation program. Overall, spending may increase further depending on the costs of any future restructuring plans, costs associated with new acquisitions or ongoing integration of past acquisitions, costs to exit under-performing businesses, as well as costs related to resolving legal and tax matters.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance working capital, pay for contractual commitments, service our debt, and make capital expenditures and investments. As of July 31, 2016, our primary sources of liquidity were $156.6 million of cash and cash equivalents, as well as amounts available to us under the revolving loan that is part of our 2011 Credit Agreement.

Cash and cash equivalents as of July 31, 2016 included $149.5 million held by our foreign subsidiaries. If we decide to distribute or use the cash and cash equivalents held by our foreign subsidiaries outside those foreign jurisdictions, including a distribution to the U.S., we may be subject to additional taxes or costs, or face regulatory restrictions on the amount of cash that can be distributed out of some countries.

We also held $11.0 million in restricted cash as of July 31, 2016, which was mainly comprised of pledged deposits.

As of July 31, 2016, our outstanding borrowings consisted of a $540.0 million term A loan, $196.0 million term B loan, $239.0 million drawn against a revolving loan commitment, and $10.4 million under capital leases and other debt. In addition, $261.0 million was available for draw on the revolving loan commitment, subject to covenant requirements. See Note 9, Financings, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding our borrowings. We were in compliance with all financial covenants under our credit agreement as of July 31, 2016.

As of July 31, 2016, we had outstanding interest rate swap agreements to effectively convert $500.0 million of the term A loan from a floating rate plus applicable margin to a 1.20% fixed rate plus applicable margin. See Note 7, Financial Instruments, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding the swap agreements.

In September 2015, our Board of Directors authorized a program to repurchase shares of our common stock with an aggregate value of up to $200.0 million, with no expiration from the date of authorization. During the nine months ended July 31, 2016 we repurchased approximately 2.6 million shares of our common stock on the open market at an average repurchase price of $28.02 per share. As of July 31, 2016, there was approximately $50.0 million remaining available for stock repurchases. The timing and actual amount of the share repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities, including mergers and acquisitions, market conditions and other factors. We are not obligated to repurchase any specific number of shares under the program and the repurchase program may be modified, suspended or discontinued at any time.

On December 23, 2015, in connection with the acquisition of InterCard AG, we paid 85.0 million Euro in cash (approximately $92.4 million at the foreign exchange rate on the acquisition date.) We also paid 1.2 million Euro (approximately $1.4 million at the foreign exchange rate as of July 31, 2016) related to this acquisition during August 2016.

In February 2016, we made cash payments totaling approximately $87.5 million in connection with the acquisition of AJB.

As part of our cost optimization and corporate transformation initiatives, we have approved restructuring plans under which we made cash payments totaling $7.5 million during the nine months ended July 31, 2016. We expect to make additional cash payments totaling approximately $9.6 million under these plans in fiscal year 2016 and 2017, and may approve additional restructuring plans as our transformation initiatives continue.

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

Bank Guarantees

We have issued bank guarantees with maturities ranging from two months to nine years to certain of our customers and vendors as required in some countries to support certain performance obligations under our service or other agreements with those parties. As of July 31, 2016, the maximum amount that may become payable under these guarantees was $10.8 million, of which $1.7 million was collateralized by restricted cash deposits.

Statement of Cash Flows

The net decrease in cash and cash equivalents are summarized in the following table (in thousands):

	Nine Months Ended July 31,
	2016	Change	2015
Net cash provided by (used in):
Operating activities	$126,738	$(42,083)	$168,821
Investing activities	(252,552)	(160,520)	(92,032)
Financing activities	75,833	135,926	(60,093)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2,332)	22,404	(24,736)
Net decrease in cash and cash equivalents	$(52,313)	$(44,273)	$(8,040)

Operating Activities

Net cash provided by operating activities for the nine months ended July 31, 2016 was $126.7 million, down $42.1 million from $168.8 million in cash provided during the nine months ended July 31, 2015, primarily due to a $46.3 million decrease in consolidated net income partially offset by a $4.2 million improvement as a result of better working capital management.

Investing Activities

Net cash used in investing activities for the nine months ended July 31, 2016 was $252.6 million, compared to $92.0 million for the nine months ended July 31, 2015, up $160.5 million, due primarily to $158.6 million in payments for acquired businesses.

Financing Activities

Net cash provided by financing activities for the nine months ended July 31, 2016 was $75.8 million, compared to $60.1 million of cash used for the nine months ended July 31, 2015, up $135.9 million, due primarily to $226.7 million additional borrowings for business acquisitions and stock repurchases, which was partially offset by stock repurchases totaling $79.9 million during the nine months ended July 31, 2016.

Contractual Obligations

As of July 31, 2016, our contractual obligations consist of obligations under debt, capital leases, operating leases, purchase commitments, and other contractual obligations. There have been no material changes to these obligations outside the ordinary course of business during the three months ended July 31, 2016 compared to the contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, as described in our Annual Report in Part II, Item 7 of Form 10-K for the fiscal year ended October 31, 2015.

As of July 31, 2016, the amount payable for unrecognized tax benefits was $35.6 million, including accrued interest and penalties, none of which is expected to be paid within one year. This amount is included in Other long-term liabilities in our Condensed Consolidated Balance Sheets as of July 31, 2016. We are unable to make a reasonably reliable estimate as to when cash settlement with the applicable taxing authorities may occur.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Polices and Estimates

General

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are more fully described in Note 1, Principles of Consolidation and Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements of our 2015 Annual Report on Form 10-K. There were no changes to our significant accounting policies during the nine months ended July 31, 2016.

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

The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results for the nine months ended July 31, 2016 are discussed below.

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

As a result of the realignment of our business into two new operating segments, Verifone Systems and Verifone Services, we realigned our reporting units during the first quarter of 2016. Verifone Systems represents one reporting unit, and Verifone Services is comprised of two reporting units, Taxi Solutions and Verifone Payment Services. In connection with this reporting unit realignment, during the first quarter of 2016 we also updated our goodwill impairment assessment based on a quantitative analysis. We first evaluated the goodwill of our reporting units immediately prior the realignment and concluded that there was no impairment. We then allocated our goodwill to the new reporting units using a relative fair value approach, and re-confirmed that there is no impairment. Our Taxi Solutions reporting unit, which was allocated $46.1 million of goodwill as of July 31 2016, had a fair value approximately 10% above carrying value. The other reporting units, which were each allocated approximately $500 million of goodwill, had fair values approximately two times or greater than their carrying values.

In accordance with our accounting policies, during each quarter we perform an interim review for potential impairment indicators. During the third quarter of fiscal year 2016 management began a strategic review of under-performing businesses. As a result of this strategic review, we concluded that there may be an indication of impairment of our Taxi Solutions reporting unit. Accordingly, we updated our goodwill impairment assessment of the Taxi Solutions reporting unit based on a quantitative assessment and concluded that the Taxi Solutions reporting unit had a fair value approximately 18% above carrying value and there is no impairment as of July 31, 2016.

Consistent with prior periods, in performing our goodwill impairment assessments, we selected the income approach, specifically the discounted cash flow method, to determine the fair value of each report unit. The DCF method calculates fair value by discounting estimated after-tax cash flows to a present value, using a risk-adjusted discount rate. We believe this method is the most meaningful in conducting our goodwill assessment because we believe it most appropriately measures our income-producing assets. In applying this approach to our accounting for goodwill, we make certain assumptions as to the amount and timing of future expected cash flows, terminal value growth rates, and appropriate discount rates. The amount and timing of future cash flows used in our DCF analysis is based on our most recent long-term forecasts and the expected future financial performance of each reporting unit, including projections of net revenues, cost of net revenues, operating expenses, income taxes, working capital requirements, and capital expenditures. We based our fair value estimates on assumptions we believe to be reasonable, but the future impact of such assumptions is unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. Different judgments or assumptions could result in different carrying values. Considering the sensitivity of the analysis performed, we evaluated the impact of a hypothetical 10% decrease in the estimated fair value of our reporting units as of July 31, 2016 and concluded that the estimated fair value of our Taxi Solutions reporting unit in excess of its carrying value would be approximately 5%, and the fair value of our other reporting units remain substantially in excess of their carrying value.

Significant changes to our financial outlook, a sustained decline in our stock price, weakening of macroeconomic conditions, additional changes in our management structure or changes in business strategies, particularly as part of the ongoing strategic review of under-performing businesses, could result in changes to our reporting units or goodwill impairment assessment in the future.

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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws. Our estimate for the potential outcome of any uncertain tax issue is based on the detailed facts and circumstances of each issue. For example, during the fourth quarter of fiscal 2014, the Israeli Tax Authorities issued a tax assessment for 2008 or 2009 claiming there was a business restructuring that resulted in a transfer of some functions, assets and risks from Israel to the U.S. parent company treated as an equity sale. We are appealing the tax assessment and believe the Israeli Tax Authority’s assessment position is without merit. We intend to continue to challenge the Israeli Tax Authorities position vigorously. If this matter is litigated and the Israeli Tax Authorities are able to successfully sustain their position, our results of operations and financial condition could be materially and adversely affected. See further discussion in Note 5, Income Taxes, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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
As of July 31, 2016, we had outstanding interest rate swap agreements to effectively convert $500.0 million of the term A loan from a floating rate to a 1.20% fixed rate plus applicable margin. These interest rate swap agreements will decrease in the future and effectively convert $450.0 million of the term A loan from a floating rate to a 1.20% fixed rate plus applicable margin from April 1, 2017 through September 30, 2017, and $400.0 million from October 1, 2017 through March 30, 2018. The swap agreements expire March 30, 2018. On June 17, 2016, we entered into a number of new interest rate swap agreements to convert $350.0 million of the term A loan to a fixed rate of 0.975% plus applicable margin from March 30, 2018 through June 30, 2019.
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

In addition, our competitors have been increasingly aggressive in introducing products and lowering prices. Because of these factors, we must continually enhance our existing solutions and develop and market new solutions, and we must anticipate and respond timely to these industry, customer and regulatory changes in order to remain competitive, all of which have become increasingly challenging as competition intensifies. If we cannot develop new solutions or enhancements to our existing solutions that satisfy customer or end user demand, or if our new solutions or enhancements do not meet local certification requirements or experience delays in the certification process or meet resistance from clients or merchants or are inhibited by third parties’ intellectual property rights, we will not be able to timely and adequately respond to competitive challenges and technological advancements, and our net revenues and results of operations will be adversely affected. These efforts require management attention and significant investment in research and development as well as increased costs of manufacturing and distributing our systems, and ultimately may not be successful. We may not necessarily be able to increase or maintain prices to account for these costs, which will negatively impact our profitability, cash flows and results of operations. Our business has been in the past and continues to be adversely affected by our failure to timely obtain local certifications or develop software in some markets for certain of our products. In particular, our business would be adversely affected if we are unable to timely obtain certifications or develop software for our Verifone Engage or Carbon lines of products.

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

The markets for our systems and services are highly competitive and rapidly evolving, and we have been and expect to continue to be subject to significant and increasing competition from existing and new competitors and a variety of technologies. Traditionally, we have competed with other large manufacturers and distributors of electronic POS payment solutions, suppliers of cash registers that provide built-in electronic payment capabilities and producers of software that facilitates electronic payment over the Internet. In certain areas, we also compete with smaller companies that have been able to develop strong local or regional customer bases. We compete with companies that are more established, benefit from greater name recognition in particular countries, and have greater resources within those countries than we do. In addition, some of these competitors compete with aggressive pricing. At the same time, we also compete with new and emerging companies that are disrupting traditional markets and sectors. For example, as ridesharing companies and other taxi alternative companies expand, the market for our taxi products could be negatively impacted. We face downward pressures on prices in many markets. For example, price competition is increasingly intense for us in countries and regions such as China, Southeast Asia, Brazil, Mexico, Russia and India from both global and local competitors. In addition, pricing is increasingly an important factor in our ability to penetrate new markets. Any decrease in our selling prices in order to become and remain competitive in these markets could negatively impact our net revenues, gross margins and results of operations.

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

As discussed in “If we are unsuccessful in executing on our implementation of the Payment-as-a-Service model and obtaining and maintaining customer acceptance of our service offerings, our net revenues, income and profitability will be adversely affected”, the competitive environment for services offerings is complex and very different in each market and, in some markets, our competitors include certain of our customers that distribute our terminals. Some of our competitors may offer more services, have better name recognition in that market or have a longer or more established relationship with customers in that market than we do. Some of our competitors also control other products and services that are important to our success, including e-commerce and omni-channel platforms or may acquire or develop exclusive strategic relationships with key distributors upon whom we previously relied.

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

In addition, recently, cybercrime hackers have targeted point-of-sale credit card payment systems. Overall payment network security depends upon a number of factors outside our control, including the merchant or service provider network environment in which our systems are installed, the merchant's or service provider's adherence to security protocols in the installation, use and operation of our solutions and implementation of and adherence to compliant security processes and practices for its network. Even if there is no compromise to our solutions, any security breach or compromise in any part of a merchant's or service provider's network could result in negative media and/or reputational harm to us, or other costs or damages to us, all of which could have a material adverse impact on our results of operations.

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

•	delays in customer purchases in anticipation of product or service enhancements or due to uncertainty in economic conditions;

•	demand for and acceptance of our new offerings;

•	changes in competitive conditions, including from traditional payment solution providers and from alternative payment solution providers;

•	the rate at which we transition customers to our services model;

•	decisions by our distributors and other customers relating to the overall channel inventories of our products held in a particular quarter;

•	excess inventory;

•	concentration in certain of our customer bases;

•	changes in economic or market conditions, such as fluctuations in foreign currency exchange rates;

•	variations in product and service mix and cost during any period;

•
development of new customer and distributor relationships or new types of customers, penetration of new markets and maintenance and enhancement of existing relationships with customers, distributors and strategic partners, as well as the mix of customers in a particular quarter;

•	component supply, manufacturing, or distribution difficulties;

•	timing of commencement, execution, or completion of major product or service implementation projects;

•	timing of governmental, statutory and industry association requirements, such as PCI compliance deadlines or the pace of EMV adoption in the U.S. or elsewhere;

•	the relative geographic mix of net revenues;

•	the fixed nature of many of our expenses;

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

In addition, we have experienced in the past and may continue to experience periodic variations in sales in our key vertical and geographical markets. In particular, differences in relative growth rates among our businesses in the U.S. and other regions may cause significant fluctuation in our quarterly operating results, especially our quarterly gross profit margins, because net revenues generated from international markets tend to carry lower margins. Furthermore, adoption of standards such as EMV in the United States, could initially cause revenues to increase but it may not be possible to sustain or increase those revenues in future periods. In addition, the pace of EMV adoption in the US will impact our revenues and operating results. In Latin America, continued overall economic weakness and the contraction of certain economies in the region could cause our revenues to decline as customers delay or reduce orders. These periodic variations occur throughout the year and may lead to fluctuations in our quarterly operating results depending on the impact of any given market during that quarter and could lead to volatility in our stock price.

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

A substantial portion of our business consists of sales made to customers outside the U.S. A portion of the net revenues we receive from such sales is denominated in currencies other than the U.S. dollar, primarily the Euro, the Brazilian real, the British Pound, the Chinese renminbi and the Swedish Krona. Additionally, portions of our cost of net revenues and our other operating expenses are incurred by our international operations and denominated in local currencies, primarily the Euro, the Brazilian real, the British Pound, and the Swedish Krona. Our net revenues, cost of net revenues and operating expenses denominated in the Euro and the Swedish Krona have increased with the Point and Hypercom acquisitions. Fluctuations in the value of these net revenues, costs and expenses as measured in U.S. dollars have historically affected our results of operations, and adverse currency exchange rate fluctuations may have a material impact in the future. Further, changes in exchange rates that strengthen the U.S. dollar could increase the price of our U.S. dollar-denominated products in the local currencies of the foreign markets we serve, making our products relatively more expensive than products that are denominated in local currencies, which could lead to a reduction in our sales and profitability in those markets. In recent periods, the U.S. dollar has strengthened, in some cases significantly, against certain major currencies in which we transact, such as the Euro, the Brazilian real, and the Argentina Peso, impacting negatively our results of operations. Additionally, the recent referendum vote in the U.K. to exit the European Union, commonly known as “Brexit” caused significant short term volatility in global stock markets as well as currency exchange rate fluctuations, resulting in further strengthening of the U.S. dollar, including against the British Pound. In addition, our balance sheet contains monetary assets and liabilities denominated in currencies other than the U.S. dollar, such as cash, intercompany balances, trade receivables and payables, and fluctuations in the exchange rates for these currencies could adversely affect our results of operations.

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

We are subject to foreign currency risk including that from economic and political instability which can lead to significant and unpredictable volatility in currency rates, including as a result of significant currency devaluations, which may negatively impact our net revenues, gross margins, results of operations and financial position. Although we engage in some hedging of our foreign currency exposures, we do not hedge all such exposures and our hedging arrangements may not always be effective. The uncertainty with respect to the ability of certain European countries to continue to service their sovereign debt obligations, related European financial restructuring efforts and the eventual exit of the U.K. from the European Union as a result of the Brexit referendum may cause the value of the Euro and the British pound to fluctuate. The current political situation in Ukraine, the sanctions imposed against Russia by certain European nations and the U.S., and Russia's response to these sanctions may further increase the economic uncertainty in the affected regions and lead to further fluctuation in the value of foreign currencies, such as the Euro and Russian ruble, used in these regions. Similarly, an economic downturn in China or a further decrease in economic growth in China could lead to currency fluctuations that impact us. See “A majority of our net revenues are generated outside the U.S.; accordingly, fluctuations in currency exchange rates may adversely affect our results of operations” and Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk--Foreign Currency Transaction Risk in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

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

We expect certain markets where we conduct business, including parts of Europe and Latin America, to continue to experience weakened or uncertain economic conditions in the near term, and some of our customers, prospective customers, suppliers, distributors and partners will continue to be negatively impacted by the continued global weakness in the economy. We cannot predict the extent and duration of the negative impact that global and regional economic volatility may have on our business, operating results and financial condition. There is no assurance that governments and central banks will take actions to further stimulate the economy or that any such actions will have positive or lasting impacts. Existing stimulus measures may also be withdrawn or reduced, introducing greater economic uncertainty or volatility. Further, conditions such as political situations or terrorist actions in other parts of the world, such as Europe and parts of Asia, the continued uncertainty related to economic conditions in the U.S., any potential, additional congressional actions regarding the national debt ceiling and federal budget deficit, the potential effect of any future federal government shutdown, and additional taxes related to changes in the health care law, as well as continued high unemployment rates in the U.S. and some other regions, may negatively impact global economic conditions, including corporate and consumer spending, and liquidity of capital markets. Continued volatility in market conditions, such as fluctuations in foreign currency rates relative to the U.S. dollar, makes it difficult to forecast our financial guidance and/or to meet such guidance. If we fail to meet our financial guidance or the expectations of investment analysts or investors in any period, the market price of our stock could decline.

The United Kingdom’s vote to exit from the European Union could adversely impact us.

On June 23, 2016, in a referendum vote commonly referred to as “Brexit,” a majority of British voters voted to exit the European Union. Following the referendum, it is expected that the British government will initiate negotiations with the European Union to determine the terms of the U.K.’s exit. A withdrawal could potentially disrupt the free movement of goods, services and people between the U.K. and the European Union, undermine bilateral cooperation in key geographic areas and significantly disrupt trade between the U.K. and the European Union or other nations as the U.K. pursues independent trade relations. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which European Union laws to replace or replicate. The effects of Brexit will depend on any agreements the U.K. makes to retain access to European Union or other markets either during a transitional period or more permanently. Because this is an unprecedented event, it is unclear what long-term economic, financial, trade and legal implications the withdrawal of the U.K. from the European Union would have and how such withdrawal would affect our business globally and in the region.

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

We are in the process of implementing a number of strategic, transformation initiatives intended to redefine our global product management process and portfolio, re-engineer our research and development function and improve our cost structure. As part of these transformation initiatives, during fiscal year 2014, fiscal 2015 and fiscal year 2016, our management approved restructuring plans to better align our business organization, operations and product lines to achieve long-term sustainable growth and value, including through workforce reduction and facility consolidations. We cannot assure you that we will be able to successfully implement our transformation initiatives. Further, our ability to achieve the anticipated benefits, including the anticipated levels of cost savings and efficiency, of such transformation initiatives and the restructuring plans within expected timeframes is subject to many estimates and assumptions, which are, in turn, subject to significant economic, market, competitive and other uncertainties, some of which are beyond our control. Further restructuring or reorganization activities may also be required in the future beyond what is currently planned, which could further enhance the risks associated with these activities. There is no assurance that we will successfully implement, or fully realize the anticipated positive impact of, our transformation initiatives and the restructuring plans or execute successfully on our transformation strategy, in the timeframes we desire or at all.

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

During the first quarter of 2016, we realigned our organizational structure and changed our reportable segments to be Verifone Systems and Verifone Services. As a result of this change, we have realigned our reporting units to be Verifone Systems, Taxi Solutions, and Verifone Payment Services. In connection with this reporting unit realignment, we also updated our goodwill impairment assessment based on a quantitative analysis and concluded that there was no impairment. During the third quarter of 2016, in connection with a strategic review of underperforming businesses, we identified a potential indication of impairment of our Taxi Solutions reporting unit. Accordingly, we updated our goodwill impairment assessment of the Taxi Solutions reporting unit based on a quantitative assessment. We concluded that the Taxi Solutions reporting unit had a fair value of approximately 16% above carrying value and there is no impairment as of July 31, 2016.

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

We have operations and business in Turkey that may be adversely affected by political and economic instability in the country and military operations in the region.

In early July, there was an attempted military coup in Turkey. In the aftermath of the coup, some of our partners and customers delayed shipments and orders, impacting our revenues. While the current government was able to stay in power, the country continues to experience political turmoil and the Turkish government is operating under a state of emergency. This evolving situation could further negatively impact our results and business opportunities in the country. For example, the Turkish government has recently delayed implementation of a fiscalization mandate to January 2018. This may further impact or delay our business opportunities and revenue expectations in the country for the next fiscal year.

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

On the other hand, our business also benefits from changes in industry standards and government regulations as well as technological changes, which are large drivers of customer upgrade cycles. For example, as EMV standards are implemented in the U.S., we expect that our business could benefit as customers move to upgrade their systems. Nevertheless, if these or other standards are not implemented on the timeline we expect, or at all, if they are implemented but we cannot deliver products that comply with these standards in a timely manner or at all, or if the pace of adoption of EMV or other standards slows, our business will suffer. If customers do not continue to upgrade their terminals due to technological changes or changes in standards or government regulations, demand for our offerings could reach a saturation point, which would adversely affect our results of operations.

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

Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carry-forwards and net operating losses. We evaluate the realizability of our deferred income tax assets and assess the need for a valuation allowance on an ongoing basis. In evaluating our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible and before our capital loss carry-forwards and net operating losses expire. Our assessment of the realizability of our deferred income tax assets requires significant judgment. If we fail to achieve our projections or if we need to lower our projections, we may not have sufficient evidence of our ability to realize our deferred tax assets, and we may need to increase our valuation allowance. For example, for the fiscal year ended October 31, 2013 we recorded a $245.0 million valuation allowance against a significant portion of our deferred tax assets, primarily in the U.S., because our three year cumulative U.S. pretax losses raised uncertainty about the likelihood of realization of those deferred tax assets. For further information regarding this valuation allowance, see Note 6, Income Taxes, in the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, as well as Note 5, Income Taxes, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. There is no assurance that we will not record a valuation allowance in future periods against previously-booked deferred tax assets. Any increase in the valuation allowance would result in additional income tax expense which could have a material adverse effect on our results of operations and financial condition.

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

We have senior secured credit facilities pursuant to a credit agreement as described in Note 9, Financings, in the Notes to Condensed Consolidated Financial Statements to this Quarterly Report on Form 10-Q, with outstanding loan balances of $975.0 million as of July 31, 2016.

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

Our outstanding indebtedness and debt service obligations are substantial. As of July 31, 2016, we had total indebtedness outstanding of $975.0 million related to the 2011 Credit Agreement, payable in quarterly installments through July 8, 2021. Outstanding amounts may be subject to mandatory prepayment with the proceeds of certain asset sales and debt issuances and, for certain of the loan balances, from a portion of annual excess cash flows (as determined in the 2011 Credit Agreement) depending on our total net leverage ratio. See Note 10, Financings, in the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended October 31, 2015 for a schedule of the principal payments due under our financings.

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

•	uncertainty about current global or regional economic conditions;

•	changes in the market valuations of other companies operating in our industry;

•	the rate at which we return capital to our shareholders;

•	announcements by us or our competitors related to significant acquisitions, strategic partnerships, or divestitures;

•	business disruptions, costs and future events related to shareholder activism;

•	additions or departures of key personnel;

•	sales or purchases of our stock, including sales or purchases of our stock by our directors and officers or by significant stockholders; and

•	repurchases of our stock by us pursuant to our share repurchase program.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ITEM 6.	EXHIBITS
The following documents are filed as Exhibits to this report:

Exhibit Number	Description

10.1(1)†	Executive Severance Plan

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.

**
XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1)	Filed as an exhibit to the Company's Current Report on Form 8-K/A, filed June 22, 2016.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIFONE SYSTEMS, INC.

By:	/S/ PAUL S. GALANT
Paul S. Galant
Chief Executive Officer

By:	/S/ MARC E. ROTHMAN
Marc E. Rothman
Executive Vice President and Chief Financial Officer
Date: September 1, 2016

EXHIBIT INDEX

Exhibit Number	Description

10.1(1)†	Executive Severance Plan

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.

**
XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1)	Filed as an exhibit to the Company's Current Report on Form 8-K/A, filed June 22, 2016.