Form 10-K
period 2016-10-31
VERIFONE SYSTEMS, INC.
filed 2016-12-27
CIK 1312073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K
___________________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2016
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
Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of April 30, 2016, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $2.20 billion based on the closing sale price as reported on the New York Stock Exchange.
The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on November 30, 2016:

Class	Number of shares
Common Stock, $0.01 par value per share	111,309,630

DOCUMENTS INCORPORATED BY REFERENCE

As noted herein, the information called for by Part III is incorporated by reference to specified portions of the Registrant's definitive proxy statement to be filed in conjunction with the Registrant's 2017 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended October 31, 2016.

VERIFONE SYSTEMS, INC.
2016 ANNUAL REPORT ON FORM 10-K

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

Our Company

Verifone is a global leader in payments and commerce solutions at the point of sale (“POS”). For over 30 years, we have designed, manufactured, marketed and supplied a broad range of innovative payment solutions and complementary services. Our solutions enable merchants and the institutions that serve them to securely accept electronic forms of payment and ensure regulatory and industry standards compliance; enable value-added exchange between merchants and consumers; and enhance payment security. Key industries in which we operate include financial services, retail, petroleum, restaurant, hospitality, taxi, transportation, and healthcare.

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

Our business has grown through a combination of organic growth and strategic acquisitions. For instance, in December 2015, we acquired InterCard AG, a leading payment service provider in Germany, and in February 2016, we acquired AJB Software Design, a provider of payment gateway and switching solutions for large merchants in the U.S. and Canada.

We are headquartered in San Jose, California and sell into more than 150 countries worldwide, with a direct presence in approximately 40 countries.

Our Business Strategy

We seek to provide innovative payment and value-added commerce solutions globally to merchants and the institutions that serve them, such as financial institutions, merchant acquirers and point-of-sale integrators, on a worldwide basis. Our solutions enable payment and commerce in a variety of environments, including traditional multilane and countertop implementations, self-service or unattended environments, portable deployments, mobile point-of-sale solutions, as well as fully integrated POS solutions. Our solutions include electronic payment devices; field services such as installation, repair and warranty; and software such as estate management, security and gateway services. We recently introduced Verifone Engage, our new family of interactive, commerce-enabled payment devices that we believe offer a new and innovative connected payments experience. We have also recently launched Verifone Carbon, an integrated dual-screen connected point-of-sale solution, that enables merchants to run register and business applications from a tablet screen while enabling consumers to pay and interact with a consumer-facing screen. We believe we have one of the leading electronic payment solutions brands and are one of the largest providers of electronic payment solutions worldwide.

Services are becoming increasingly important to our business strategy. During fiscal year 2017, we plan to combine our services and systems offerings into a single business unit, Verifone Solutions, in order to more highly integrate our product offerings. In order to provide a broader range of services as part of our solutions, we also seek to connect our terminal systems back to our network, which enables us to leverage a connected network of terminals in our services offerings. We offer a wide portfolio of services, ranging from traditional terminal related support services, transaction services and commerce enablement offerings that are designed to facilitate commerce opportunities for merchants. Our traditional services include professional services related to installation and deployment, helpdesk support, training, equipment repair and maintenance, and software post-contract support. Our value-added services include terminal management services and gateway solutions that enable more efficient routing of transactions, multi-channel acceptance and processing, along with end-to-end encryption to reduce the complexity and costs of Payment Card Industry, or PCI, standards compliance. Our commerce enablement solutions leverage our terminals to engage consumers at the point of sale through value-added applications such as loyalty and couponing applications, targeted offers and real-time reward redemptions. We believe that consumer engagement at the point of sale provides opportunities to increase brand awareness and potential for merchants to grow sales. We are in the process of developing a commerce enablement platform that links smart terminals and technology gateways in order to provide our clients with integrated tools to enhance and enrich the commerce experience at the point of sale.

We believe continued innovation in terminal solutions, strategic expansion of our value-added services in key markets, including both developed and emerging markets, and investment in our commerce enablement solutions are important components of our business strategy. We intend to focus on our solutions as a key driver of growth globally, including emphasis on growing the number of devices connected to our gateways. We also intend to focus our efforts on expanding our business in new geographic markets for us such as Japan, expanding emerging markets such as India and Indonesia and in new market segments such as hospitality, quick-service retail and pay-at-the-table in the United States.

Our Business Organization

During fiscal year 2016, we managed our business on two global product lines: Verifone Systems and Verifone Services. Verifone Systems delivers point of sale electronic payment devices that run our unique operating systems, security and encryption software, and certified payment software for both payments and commerce. Verifone Services delivers device related leasing and maintenance, payment transaction routing and reporting, and commerce based services such as advertising on digital screens. Our Chief Executive Officer has announced that in fiscal year 2017 Verifone Systems and Verifone Services will be merged into a single business unit, Verifone Solutions, which is focused on delivering seamless and simple-to-implement solutions that are integrated with our services offerings, including our device, payment, commerce and security-related services offerings. For segment and geographic information, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Segment Results of Operations, Note 1, Principles of Consolidation and Summary of Significant Accounting Policies and Note 13, Segment and Geographic Information, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Our Industry Trends

The electronic payment solutions industry encompasses systems, software, and services that enable the acceptance and processing of electronic payments for goods and services, enable commerce and provide other value-added functionality at the POS. The electronic payment system is an important part of the payment infrastructure, serving as the interface between consumers and merchants at the POS, as well as the link between the consumer transaction at the POS and the payment transaction processing infrastructure.

The global payments industry has continued to move towards electronic payment transactions. Consumer habits have continued to shift to higher volumes of non-cash transactions with demand for additional payment options. In developed markets, such as the U.S., the continued shift to electronic payments is characterized by an increasing volume of transactions, including an increase in volume of low value card transactions, through multiple payment forms. Our industry continues to move toward advanced payment technologies and methods, and has also seen the emergence of new market entrants, including outside the traditional POS providers. Certain regions, such as parts of Europe, Latin America, and Asia-Pacific, currently have relatively low rates of electronic payments, but are experiencing a growing number of such transactions. The adoption of electronic payments in emerging markets is driven primarily by economic growth, infrastructure development, expanding presence of Internet and wireless connectivity and support from governments seeking to modernize their economies and to encourage electronic payment transactions as a means of driving commerce and improving tax collection. In some emerging markets, the trend toward non-cash transactions is driving the need for innovative solutions to address access barriers to large populations of consumers who are not using or able to use the banking and financial systems.

Security continues to be a driving factor in our industry. Payment transaction security will need to become increasingly more sophisticated as security threats become more sophisticated, as new payment methods, especially mobile payments, are introduced, and as payment transaction volumes increase. Further, new payment types and platforms make payment transactions more operationally complex and thus exacerbate security concerns and increase the need for security solutions. In the last few years, a number of retailers and banks have reported customer or client data breaches and other fraudulent activities, which have heightened awareness of data security and increased demand for security solutions in payments systems, including accelerating the adoption of EMV, a Europay, MasterCard and Visa chip based card acceptance payment method (“EMV”), which has already become the payment standard in other countries. In addition to offering products that are independently certified to meet security standards, we provide secure commerce architecture as well as transaction encryption and tokenization services to facilitate an end-to-end security solution for payments. Our security solutions must continue to evolve to meet changing needs and threats.

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

We expect continued advancement in payment technologies driven by demand for payment solutions that accommodate different payment methods, such as EMV and near field communications, or NFC, and across multiple channels while maintaining a consistent consumer experience. The payments industry has seen the continued advancement in technologies, with the emergence of new payment methods, such as contactless, NFC, and mobile cloud-based payments, including card not present options. We believe that security concerns driven by a number of recent high-profile security breaches at major retailers and banks will continue to drive demand for EMV solutions in the United States. The release of Apple Pay, whereby consumers are able to use their smartphones to make payments by tapping their phones on a POS terminal, such as ours, has increased visibility into NFC which may spur more adoption of NFC, particularly as NFC transactions are considered EMV compliant. We are also working with PayPal, Google, Samsung and other partners to increase the acceptance of digital wallets at large retailers across the U.S. through our NFC-enabled devices. We also believe the potential adoption of EMV in Japan may create new opportunities for us.

Overall, merchants are striving to enrich the consumer experience and to accommodate consumer expectations for payment flexibility by offering a variety of payment options and other value-added services at the POS. Merchants increasingly seek more sophisticated tools integrated with payment systems that enable a consistent and seamless experience for consumers across multiple delivery channels, both online and offline. We expect this trend to create a need for a single platform that can support different payment options and delivery channels, and that is offered on a managed service basis to reduce risk and time to market. With the continued emergence of new and innovative technologies, our markets have become increasingly complex, which has in turn driven increasing interest by merchants to outsource managed services solutions such as terminal estate management, gateway transaction services, and payment systems implementation and management.

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

We expect clients in more price sensitive markets to demand more options for lower cost payments solutions. In price sensitive markets, which include many higher growth markets in Asia, more clients have sought lower cost payment solution options, in many cases including the flexibility for the client to forgo certain features and enhancements but nevertheless have a leading edge payment solution. This trend has increased competition in these markets as clients place less emphasis on branding and added features and enhancements that may otherwise differentiate competing products, and rely primarily on pricing for purchase decisions. While pricing has become a key factor, clients nevertheless seek payment solutions with certain innovative technological features, such as contactless or portability options, and mobile payment solutions that leverage the connectivity of smartphones and tablets, and therefore solutions providers must continue to innovate to address specific market needs while maintaining lower costs.

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

Products and Services

Our System Solutions

Our system solutions consist of point of sale electronic payment devices that run our unique operating systems, security and encryption software, and certified payment software, and that are designed to suit our clients' needs in a variety of environments, including traditional multilane and countertop implementations, self-service and unattended environments, in-vehicle and portable deployments, mobile point-of-sale solutions, as well as fully integrated iPOS solutions. Our system solutions can securely process a wide range of payment types including signature and PIN-based debit cards, credit cards, NFC/contactless/radio frequency identification cards, or RFID cards, smart cards, pre-paid gift and other stored-value cards, electronic bill payment, signature capture and electronic benefits transfer, or EBT. Our unique architecture enables multiple value-added applications, including third-party applications, such as gift card and loyalty card programs, healthcare insurance eligibility, and time and attendance tracking, and allows these services to reside on the same system without requiring recertification upon the addition of new applications. With our Verifone Engage and Carbon payment solutions, we will be able to deliver richer media and more complex commerce enablement services on our payment terminals to our merchant clients.

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

Multimedia

Our multimedia consumer facing POS devices are designed to allow merchants, particularly in the multi-lane retail environment, to engage in direct consumer interaction through customized multimedia content, in-store promotions, digital offers, and other value-added services using a POS device. With this, the merchant is able to enrich the customer experience while enabling new merchant revenue opportunities. These products offer features that are important to servicing customers in a multi-lane retail environment, such as user-friendly interfaces, ECR compatibility, durable key pads, multimedia displays and signature capture functionality. Our solutions also support these same features in self-service market segments such as taxis, parking lots/garages, ticketing machines, vending machines, gas pumps, self-checkouts, and quick service restaurants.

Portable and Mobile

Our portable payment devices consist of small, portable, handheld devices that enable merchants to accept electronic payments wherever wireless connectivity is available, and our mobile solutions offer secure mobile payment capabilities for all segments of the mobile point of sale, or mPOS, environment, from large retailers to small merchants, and include devices that attach to, and interface with, iOS, Android or Windows-based smartphones and tablets, enabling these devices to be used as a secure payment device by merchants. Increasingly, clients look for portable options whether to enable electronic payments in new environments or to augment traditional POS or ECR environments. Our portable and mobile devices are designed to meet these needs, offering PCI compliant solutions that securely accept a variety of payment types, and providing merchants with increased flexibility to enrich the overall consumer experience whether in or out of the traditional bricks and mortar store location. We expect that market demand for portable and mobile options will continue to grow, particularly in developing countries where wireless and mobile telecommunications networks are being deployed at a much faster rate than wireline networks. We have deployed our portable and mobile solutions in a number of merchant environments, including for retail, restaurant, hospitality, transportation, and delivery businesses where merchants and consumers desire portability but demand secure payment systems to reduce fraud and identity theft.

Petroleum

Our family of products for petroleum companies consists of integrated electronic payment systems that combine electronic transaction processing, fuel dispensing, and ECR functions, as well as secure payment systems that integrate with leading petroleum pump controllers. These products, which include our Secure PumpPay devices and related software, are designed to meet the needs of petroleum company operations, where rapid consumer turnaround, easy pump control, and accurate record keeping are imperative. Our products allow our petroleum clients to manage fuel dispensing and control, and enable “pay at the pump” functionality, cashiering, store management, inventory management, and accounting for goods and services at the POS. In addition, our PAYmedia service enables digital content, including paid advertising and couponing, at the petroleum forecourt using our VNET media platform on the color screen of our Secure PumpPay units. The enablement of media at the forecourt offers opportunities for merchants to further engage consumers at the point of sale and provides additional commerce opportunities for the retail operator.

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

Our Services

We continue to invest in developing a broad portfolio of services complementary to our systems solutions and designed to meet a wide range of merchant and partner needs, including removing complexity from payments, increasing ease of use, adding value by enriching the consumer experience at the POS and helping our clients grow their businesses and strengthen their relationships with consumers. Services are an important part of our business and revenues, accounting for approximately 37.9% of our total net revenues in our fiscal year ended October 31, 2016. We offer a wide portfolio of services, ranging from traditional terminal related support services, transaction services and commerce enablement offerings that are designed to facilitate commerce opportunities for merchants. Our services offerings include our transaction services, managed services and terminal management solutions, payment-enabled media, in-taxi payment solutions, security solutions, and other value-added services at the POS. We also offer a host of support services, including software development, installation and deployment, warranty, post-sale support, repairs, and training.

Transaction services

Our transaction services are hosted and managed by us and offered as a subscription-based model that provide clients with the flexibility to outsource a select set of payment operation services and solutions to be managed by us. Our range of services and solutions includes terminal services such as terminal rental and related installation, deployment, on-site terminal servicing, and hardware repair services, as well as gateway services such as transaction routing, transaction acceptance processing, transaction reporting, remote device management, and payment value-added services using the client’s choice of processor. The solution serves as a platform for deployment of additional value-added programs. Further, the hosted service covers 24x7 support, encrypted transactions, integration of new payment methods, ongoing EMV maintenance, merchant support, and PCI compliance, with the aim of reducing operational complexity and costs for clients. Clients also have the option to enable processing of payment types across different channels of a merchant’s business, including credit and debit card payments, online payments for e-commerce applications and mobile platforms. Clients can select full service or other options that meet their immediate business needs, and adjust their subscription service packages to more advanced features and functions as their business grows or as the payment industry evolves. We anticipate that outsourcing of payment operations may become more attractive to clients as payment complexity and cost of payment operations increase.

Managed Services and Terminal Management Solutions

In addition to our transaction services, we offer a range of other managed services to provide our clients with managed services tools that accommodate their business needs and plans. Our managed services include secure web-based transaction processing that is consolidated across payment types, cloud-based remote loading of supported devices with updates for base files and firmware, software and applications, and estate management, including remote key loading, capabilities to remotely activate contactless, NFC and EMV payment methods, and consolidated reporting and analytics. PAYware Connect, our cloud-based hosted payment solution, consolidates all payment transactions through our payment gateway and enables merchants to process from any internet-connected PC through a single portal. PAYware Connect uses our proprietary VeriShield Total Protect for end-to-end transaction encryption and tokenization and is certified by all of the major payment processing networks. Our VX Direct managed solution combines our VX device with the latest payment applications, automatic updates, security protection with VeriShield Total Protect, and estate management capabilities. Our terminal management solution, VHQ, enables efficient management of an entire estate of devices with minimal on-site intervention, and is targeted to retailers, financial institutions, processors with helpdesk operations, and device maintenance companies. VHQ, which is available for a variety of environments, including retail, healthcare, transit, quick service restaurants and financial services, connects the devices within a merchant's estate to back office operations, enabling remote deployment of software to POS terminals, centralized estate tracking, monitoring and diagnostics, and consolidated information collection and management reports. Our limo, livery, and taxi fleet management solution provides tools for fleets installed with our POS devices, including real-time vehicle and trip/fare activity monitoring, computerized dispatch, vehicle tracking and faster card processing.

These managed solutions are offered globally to retailers, acquirers and merchants in the restaurant and hospitality markets who can host the solution on their own servers, but are also available as part of a total payments solution hosted by us.

Payment-Enabled Media

Our payment-enabled media solutions seek to leverage customer engagement at the POS, in taxi and at petroleum dispensers. Our PAYmedia solution is a media content management tool that enables delivery of digital media, including media content of interest to customers, relevant advertisement, and promotions and merchant loyalty programs, through our media-enabled POS devices. PAYmedia has been implemented on our MX devices, including in taxis and in conjunction with our Secure PumpPay devices in petroleum dispensers. Production, management and delivery of media content can be managed by merchants or outsourced to us.

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

In-Taxi Payment Solutions

We provide an integrated suite of hardware, software and services to the taxi industry to enable electronic payment of taxi fares. In-taxi equipment we provide includes our secure electronic payment devices, GPS navigation, wireless communications, and fleet management services. In addition to traditional payment methods, in October 2013, we launched a program in New York City that provides riders the option to pay their taxi fare with their American Express membership reward points. All payment transactions made through our in-taxi electronic payment devices are sent wirelessly through our secure payment gateway and we generally earn a per transaction service fee. Our taxi payment solutions are currently deployed in multiple U.S. cities, including New York City, Philadelphia, Boston, Chicago, Las Vegas, Miami, Baltimore and Washington D.C., as well as certain cities outside the United States.

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

Customers

Globally, our clients consist primarily of financial institutions, payment processors, large retailers, petroleum companies, transportation companies, government organizations, healthcare companies and quick service restaurants. In North America and EMEA, we also sell our in-taxi payments solution to taxi fleets and advertising space to advertisers and media companies. We also sell payment processing services directly to smaller merchants and retailers. We also sell through third party partners, such as banks and acquirers, system integrators, and independent sales organizations, and channel partners that distribute and resell our products.

The percentage of net revenues from our ten largest clients is as follows:

	Years Ended October 31
	2016	2015	2014
Percentage of net revenues from our ten largest clients	19.9%	20.2%	22.7%

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

As of October 31, 2016, we had 1,112 sales and marketing employees, representing approximately 18.9% of our total workforce.

Competition

The markets for our System Solutions and Services are highly competitive. We compete based on various factors, including product functions and features, product availability and certifications, product quality and reliability, design innovation, interoperability with third-party systems, service offerings, support, brand reputation and pricing. We continue to experience intense competition from traditional POS terminal providers for both systems solutions and services. In addition, we have seen some competitors introduce increasingly aggressive pricing for terminal solutions particularly in certain emerging markets. We also see new companies entering our markets, including entrants offering some form of mobile-device based payment solution as well as low-cost entrants. Some of our competitors may be more established, benefit from greater local recognition in particular countries, and have greater resources within those countries than we do. Finally, certain of our distributor partners may also offer similar services that we strive to offer to our end merchants.

Competition from manufacturers, distributors, or providers of products and services similar to or competitive with our System Solutions or Services could result in lower market share, price reductions, reduced margins, or could render our solutions obsolete. Some smaller local electronic payment terminal vendors, particularly in Asia-Pacific and Latin America, have also introduced pricing pressures in their markets by offering substantially lower prices. In addition, a number of the financial institutions and payment processors to whom we market our products typically adopt a dual vendor approach for the supply of their POS terminals.

We expect to continue to experience significant competition in the future. We compete globally with suppliers, manufacturers, and distributors of electronic payment systems and services as well as suppliers of ECRs that provide built-in electronic payment capabilities and producers of software that facilitates electronic payments over the Internet. Our primary competitors in these markets for POS terminals and services include Ingenico S.A., PAX Technology, Ltd., Fujian Newland, Bambora Group, Square, SZZT Electronics Co. Ltd., Shenzhen Xinguodu, Equinox Payments, CyberNet Inc., and Spire Payments Ltd. We also compete with NCR Corporation and Oracle Corporation. In addition, we face vigorous competition from smaller companies that have been able to develop strong local or regional customer bases.

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

Most of our clients are large, sophisticated organizations that have significant purchasing power and seek innovative solutions from trusted brands. We believe that we benefit from a number of competitive advantages gained through our more than 30-year history. These advantages include our globally trusted brand name, large installed base, significant involvement in the development of industry standards, security infrastructure, global operating scale, customizable platforms, and investment in research and development. Additionally, we compete primarily on the basis of the following key factors: end-to-end system solutions, industry leading security, product certifications, value-added applications and advanced product features, advanced communications modularity, reliability, supply chain scale and flexibility, and low total cost of ownership.

We expect competition in our industry will be driven by the requirements to respond to increasingly complex and evolving technology, industry certifications, and security standards and requirements, as well as market demands for innovative and flexible payment solution options. We also see the prospect of continued consolidation among suppliers of electronic payment systems as they seek inorganic ways to enhance their capability to carry out research and development and seek other efficiencies, such as in procurement and manufacturing. The rapid technological and other changes in the payments industry have led to increased competition from new technologies and competitors both within and outside our traditional industry.

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

As of October 31, 2016, we had 1,831 R&D employees, representing approximately 31.1% of our total workforce. For the total amounts of our R&D expenses for the fiscal years ended October 31, 2016, 2015, and 2014, see our Consolidated Statements of Operations of this Annual Report on Form 10-K.

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

The following are key standards and requirements that apply to our industry:

Security Standards

Industry and government security standards are implemented to ensure the integrity of the electronic payment process and protect the privacy of consumers using electronic payment systems. We design our product security architecture to meet the requirements of those countries that have the more stringent and specific security requirements, such as Australia, Brazil, Canada, Germany, the Netherlands, New Zealand, Singapore, Sweden, Switzerland, the United Kingdom and the United States.

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

EMV Standards. EMV standards are intended to address the growing need for transaction security and interoperability, and are designed to ensure global smart card interoperability across all electronic payment systems. To ensure adherence to this standard, specific certifications are required for all electronic payment systems and their application software. We maintain EMV certifications across our applicable product lines. EMV has already been adopted in many countries outside the U.S., and the adoption of EMV in the U.S. commenced in 2015. EMV is also expected to be adopted in additional countries, such as Japan.

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

Foreign Operations

For our fiscal years ended October 31, 2016 and 2015, our international net revenues accounted for 59.5% and 60.5%, respectively, of our total net revenues. Margins on our sales of products in foreign countries and on sales of our products generally, which include components sourced from foreign suppliers, can be adversely affected by foreign currency exchange rate fluctuations and by international trade regulations, including tariffs and other applicable duties. See “Foreign Currency Transaction Risk” under Item 7A, Quantitative and Qualitative Disclosures About Market Risk in this Annual Report on Form 10-K. In certain regions outside the U.S., we rely on third-party distributors to market and sell our products in accordance with our policies for promotional efforts and maintenance of adequate technical expertise with respect to our products, and with our requirements for compliance with applicable laws, including for example, trade regulations applicable to our products and anti-corruption laws. Although we generally have contractual relationships with these third parties, if such third parties do not comply with our requirements, we face potential liability, harm to our brand reputation, and disruptions to our business, which could have a material adverse effect on our results of operations.

We outsource our product manufacturing to various suppliers in the Electronic Manufacturing Services ("EMS") industry. Our primary EMS providers are located in China, Singapore, Malaysia, Brazil, and Germany. For several of our product lines, we directly ship from our EMS providers to our clients in various countries around the world. Substantially all of our products contain key components that are obtained from foreign sources. These concentrations in external and foreign sources of supply present risks of interruption for reasons beyond our control, including political and other uncertainties. See “Manufacturing Agreements” in Note 12, Commitments and Contingencies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

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

As of October 31, 2016, we held 334 patents and 70 patent applications filed with various patent offices in 49 jurisdictions throughout the world, including the U.S., Canada, the United Kingdom, the European Union, China, Israel, Italy, India, Australia, Germany, France, Ireland, Hong Kong, Taiwan, Brazil, and South Africa, among other countries. These patents and patent applications include utility patents, utility models and designs acquired in connection with our acquisitions. We believe that the duration of our patents is adequate relative to the expected lives of our products which generally are expected to be shorter than the terms of our patents due to continual technical innovations in our industry.

We use the Verifone name and logo globally as an important part of the branding of our company and our products, and we register these trademarks in the key jurisdictions where we do business, including the U.S. and the EU. As of October 31, 2016, we held trademark registration in 24 jurisdictions (including registration in the European Union that covers a number of country level registrations we had previously filed) for the "VERIFONE" trademark and in 31 jurisdictions (including registration in the EU that covers a number of country level registrations we had previously filed) for the VERIFONE trademark including our ribbon logo. A new VERIFONE logo was filed in the U.S. and was recently granted (on July 16, 2016). We currently hold trademark registration in the U.S. and a variety of other countries for our product names and other marks.

We generally have not registered copyrights in our software and other written works. Instead, we have relied upon common law copyright, customer license agreements, and other forms of protection. We use non-disclosure agreements and license agreements to protect software and other written materials as copyrighted and/or trade secrets.

In the U.S. and other countries, prior to 2001, our predecessor held patents relating to a variety of POS technology and related inventions, which expire in accordance with the applicable law in the country where filed. In 2001, as part of the divestiture of Verifone, Inc. from HP, Verifone, Inc. and HP entered into a technology agreement whereby HP retained ownership of most of the patents owned or applied for by Verifone prior to the date of divestiture. The technology agreement grants Verifone a perpetual, non-exclusive license to use any of the patented technology retained by HP, Inc. at no charge.

Employees

As of October 31, 2016, we had approximately 5,900 employees worldwide. We have collective bargaining agreements with our employees in France, Spain, Italy, Sweden, and Brazil. Our employees in France and Germany are represented by works councils that have the right to certain information and to participate in certain operational decisions affecting the represented employees, such as relocation of office facilities, compensation and benefits, and working hours. We have not experienced any work stoppages, and we believe that we have good employee relations and relationships with the collective bargaining groups and works councils.

Executive Officers

Our executive officers and their ages as of December 27, 2016 are as follows:

Name	Age	Position
Paul Galant	48	Chief Executive Officer
Vin D'Agostino	53	Executive Vice President and Chief Strategy Officer
Albert Liu	44	Executive Vice President, Corporate Development and General Counsel
Glen Robson	48	Executive Vice President, Global Head of Solutions
Marc Rothman	52	Executive Vice President and Chief Financial Officer

Paul Galant. Mr. Galant has served as our Chief Executive Officer and a director since October 1, 2013. Prior to joining Verifone, Mr. Galant served as the Chief Executive Officer of Citigroup Inc.'s Enterprise Payments business since 2010. In this role, Mr. Galant oversaw the design, marketing and implementation of global business-to-consumer and consumer-to-business digital payments solutions. From 2009, Mr. Galant served as Chief Executive Officer of Citi Cards, heading Citigroup's North American and International Credit Cards business. From 2007 to 2009, Mr. Galant served as Chief Executive Officer of Citi Transaction Services, a division of Citi's Institutional Clients Group. From 2002 to 2007, Mr. Galant was the Global Head of the Cash Management business, one of the largest processors of payments globally. Mr. Galant joined Citigroup, a multinational financial services corporation, in 2000. Prior to joining Citigroup, Mr. Galant held positions at Donaldson, Lufkin & Jenrette, Smith Barney, and Credit Suisse. Mr. Galant holds a Bachelor's degree from Cornell University where he graduated a Phillip Merrill Scholar. Mr. Galant currently serves on the board of directors of APX Group Holdings, Inc., a home automation services provider.

Vin D’Agostino. Vin D’Agostino joined Verifone in January 2014. As EVP and Chief Strategy Officer, Mr. D’Agostino is responsible for developing, communicating and executing Verifone’s strategy with our CEO, as well as sustaining corporate strategic initiatives. Additionally, Mr. D’Agostino leads business development activities related to large-scale partnerships. Prior to joining Verifone, Mr. D’Agostino was at JP Morgan Chase since 1985. In his most recent role there, he was responsible for the payment business’ enterprise strategy, corporate development activities and the Payment Steering Committee. Prior to these roles, he held various leadership positions in finance, product management, and operations management at JP Morgan Chase. Mr. D’Agostino holds a Bachelor of Science degree and MBA in Finance from St. John’s University.

Albert Liu. Mr. Liu serves as our Executive Vice President, Corporate Development and General Counsel. Mr. Liu joined Verifone in October 2008, as Senior Vice President, General Counsel and Corporate Secretary, and was named Executive Vice President, Corporate Development in August 2011. Mr. Liu is responsible for overseeing corporate development, legal and management of our China business. He also serves as the Company's corporate secretary and chief compliance officer. Prior to joining Verifone, he was Vice President, Legal and Corporate Development, and Company Secretary for NETGEAR, Inc., a provider of networking solutions, since October 2004. Mr. Liu also previously served as General Counsel, Director of Human Resources and Secretary of Turnstone Systems, Inc., a supplier of digital subscriber line testing equipment and General Counsel and Secretary for Yipes Enterprise Services, a provider of Ethernet connectivity services. Mr. Liu began practicing law with the firm of Sullivan & Cromwell. Before entering the legal field, he was a software engineer at Tandem Computers. He holds dual degrees in Computer Science and Political Science from Stanford University, and a J.D (magna cum laude) from the University of California, Hastings College of the Law. He is a member of the State Bar of California.

Glen Robson. Mr. Robson has served as our Executive Vice President, Global Head of Solutions since January 2015. Mr. Robson is responsible for delivering innovative solutions built around world-class security products, payment and commerce solutions, differentiated value-added services, and a groundbreaking portfolio of payment systems. Mr. Robson is responsible for overseeing our global engineering, product management and marketing organizations. Prior to joining Verifone, Mr. Robson spent 10 years with Dell, Inc. leading its engineering organizations, has served as General Manager and Vice President for Dell's SMB and Consumer Product Group and most recently as Chief Technology Officer for Dell’s Client's Product Group. Prior to Dell, Mr. Robson held various engineering management positions at Sun Microsystems. Mr. Robson holds a Bachelor of Arts in Public Policy from the University of Northumbria and a Masters of Science in Computer Science from the University of Kent.

Marc Rothman. Mr. Rothman has served as our Executive Vice President and Chief Financial Officer since February 4, 2013. Mr. Rothman oversees our finance, information technology and real estate organizations. Prior to joining Verifone, Mr. Rothman served as Chief Financial Officer of Motorola Mobility, Inc., where he oversaw global financial strategy, financial analysis and reporting, regulatory financial compliance, restructuring activities, and mergers and acquisitions, including leading Motorola Mobility's spin-off transaction from its former parent company, Motorola, Inc., as well as the sale of the company to Google in May 2012. At Motorola, he also held a number of senior finance leadership positions across the company, including serving as chief financial officer in several of its business segments (Public Safety, Networks and Enterprise, and Mobile Devices). Mr. Rothman joined Motorola, Inc. through the acquisition of General Instrument in 2000, and at that time he was vice president and corporate controller. He began his career at Deloitte & Touche LLP. Mr. Rothman is a Certified Public Accountant (inactive) in the State of California and graduated from Richard Stockton College with a Bachelor's degree in Business.

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

The risks set forth below include risks related to our business, including operations, market, economic and political conditions, our legal and regulatory environment, and our capital structure, and may adversely affect our business, financial condition, results of operations and cash flows. In addition to the risks set forth below and the factors affecting specific business operations identified with the description of these operations elsewhere in this report, there may also be risks of which we are currently not aware, or that we currently regard as immaterial based on the information available to us, that later prove to be or become material.

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

In addition, our competitors have been increasingly aggressive in introducing products and lowering prices. Because of these factors, we must continually enhance our existing solutions and develop and market new solutions, and we must anticipate and respond timely to these industry, customer and regulatory changes in order to remain competitive, all of which have become increasingly challenging as competition intensifies. If we cannot develop new solutions or enhancements to our existing solutions that satisfy customer or end user demand, or if our new solutions or enhancements do not meet local certification requirements or experience delays in the certification process or meet resistance from clients or merchants or are inhibited by third parties’ intellectual property rights, we will not be able to timely and adequately respond to competitive challenges and technological advancements, and our net revenues and results of operations will be adversely affected. These efforts require management attention and significant investment in research and development as well as increased costs of manufacturing and distributing our systems, and ultimately may not be successful. We may not necessarily be able to increase or maintain prices to account for these costs, which will negatively impact our profitability, cash flows and results of operations. Our business has been in the past and continues to be adversely affected by our failure to timely obtain local certifications or develop software in some markets for certain of our products. In particular, our business would be adversely affected if we are unable to timely obtain certifications or develop software for our products, including our recently introduced Verifone Engage or Carbon lines of products.

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

The markets for our systems and services are highly competitive and rapidly evolving, and we have been and expect to continue to be subject to significant and increasing competition from existing and new competitors and a variety of technologies. Traditionally, we have competed with other large manufacturers and distributors of electronic POS payment solutions, suppliers of cash registers that provide built-in electronic payment capabilities and producers of software that facilitates electronic payment over the Internet. In certain areas, we also compete with smaller companies that have been able to develop strong local or regional customer bases. We compete with companies that are more established, benefit from greater name recognition in particular countries, and have greater resources within those countries than we do. In addition, some of these competitors compete with aggressive pricing. At the same time, we also compete with new and emerging companies that are disrupting traditional markets and sectors. For example, as ridesharing companies and other taxi alternative companies expand, the market for our taxi products could be negatively impacted. We face downward pressures on prices in many markets. For example, price competition is increasingly intense for us in countries such as China, India, Brazil, Mexico and Russia from both global and local competitors. In addition, pricing is increasingly an important factor in our ability to penetrate new markets. Any decrease in our selling prices in order to become and remain competitive in these markets could negatively impact our net revenues, gross margins and results of operations.

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

As discussed in “If we are unsuccessful in executing on our implementation of payment-related services offerings in new markets and obtaining and maintaining customer acceptance of our service offerings, our net revenues, income and profitability will be adversely affected”, the competitive environment for services offerings is complex and very different in each market and, in some markets, our competitors include certain of our customers that distribute our terminals. Some of our competitors may offer more services, have better name recognition in that market or have a longer or more established relationship with customers in that market than we do. Some of our competitors also control other products and services that are important to our success, including platforms required for our planned expansion of payment-related services, or may acquire or develop exclusive strategic relationships with key distributors upon whom we previously relied.

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

We operate in an industry that makes us a target of cyber- and other attacks on our systems as well as at our payment solutions. Our business involves the collection, transmission, storage and use of proprietary data or personally-identifying information of our customers, business partners and employees, as well as, in certain cases, end-users of our products or services. We rely on electronic networks, computers, systems, including our gateways, programs to run our business and operations, our employees and third party technology and IT infrastructure providers and, as a result, are exposed to risks of third-party security breaches, criminal hackers, industrial espionage, employee or third party error or malfeasance, or other irregularities or compromises on our systems which could result in the loss or misappropriation of sensitive data, corruption of business data or other disruption to our operations. Outside parties may also attempt to fraudulently induce our employees, customers, business partners, service providers and other users of our solutions to disclose information in order to gain access to sensitive data and our solutions. As we expand our solutions and services, we handle increasing volumes and types of sensitive data, in which case we would expect to increasingly become a target of security breach attempts. We have devoted significant resources to security measures, processes and technologies to protect and secure our networks and systems, but they cannot provide absolute security, especially in light of rapid advances in computer capabilities and cryptography. For example, an increasing number of companies have disclosed breaches of their security systems, some of which have involved sophisticated and highly targeted attacks on their network infrastructure. Because the techniques used to breach security safeguards change frequently, such techniques may be difficult to detect for a long period of time and often are not recognized until launched against a target. Certain efforts may also be state sponsored and supported by significant financial and technological resources, potentially making them even more difficult to detect. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures.

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

•	delays in customer purchases in anticipation of product or service enhancements or due to uncertainty in economic conditions;

•	demand for and acceptance of our new offerings;

•	changes in competitive conditions, including from traditional payment solution providers and from alternative payment solution providers;

•	the rate at which we transition customers to our services model;

•	timing of or completion of divestitures;

•	decisions by our distributors and other customers relating to the overall channel inventories of our products held in a particular quarter;

•	excess inventory;

•	concentration in certain of our customer bases;

•	changes in economic or market conditions, such as fluctuations in foreign currency exchange rates;

•	variations in product and service mix and cost during any period;

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

•
changes in credit card interchange and assessment fees, which are set by the credit card networks and are a component of the cost of providing some of our product offerings, including transaction services and in-taxi payments solutions;

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

In addition, we have experienced in the past and may continue to experience periodic variations in sales in our key vertical and geographical markets. In particular, differences in relative growth rates among our businesses in the U.S. and other regions may cause significant fluctuation in our quarterly operating results, especially our quarterly gross profit margins, because net revenues generated from emerging markets tend to carry lower margins. Furthermore, revenue increases due to the adoption of standards such as EMV in the United States may not be sustained or increase in future periods. In addition, the pace of EMV adoption in the U.S. will impact our revenues and operating results. In Latin America and some other markets, continued overall economic weakness and the contraction of certain economies in the region could cause our revenues to decline as customers delay or reduce orders. These periodic variations occur throughout the year and may lead to fluctuations in our quarterly operating results depending on the impact of any given market during that quarter and could lead to volatility in our stock price.

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

A substantial portion of our business consists of sales made to customers outside the United States. A portion of the net revenues we receive from such sales is denominated in currencies other than the U.S. dollar, primarily the Euro, the Brazilian real, the British Pound and the Swedish Krona. Additionally, portions of our cost of net revenues and our other operating expenses are incurred by our international operations and denominated in local currencies, primarily the Euro, the Brazilian real, the British Pound, and the Swedish Krona. Fluctuations in the value of these net revenues, costs and expenses as measured in U.S. dollars have historically affected our results of operations, and adverse currency exchange rate fluctuations may have a material impact in the future. Further, changes in exchange rates that strengthen the U.S. dollar could increase the price of our U.S. dollar-denominated products in the local currencies of the foreign markets we serve, making our products relatively more expensive than products that are denominated in local currencies, which could lead to a reduction in our sales and profitability in those markets. In recent periods, the U.S. dollar has strengthened, in some cases significantly, against certain major currencies in which we transact, such as the Euro, the Brazilian real, and the Argentina Peso, impacting negatively our results of operations. Additionally, the recent referendum vote in the U.K. to exit the European Union, commonly known as “Brexit”, caused significant short term volatility in global stock markets as well as currency exchange rate fluctuations, resulting in further strengthening of the U.S. dollar, including against the British Pound. In addition, our balance sheet contains monetary assets and liabilities denominated in currencies other than the U.S. dollar, such as cash, intercompany balances, trade receivables and payables, and fluctuations in the exchange rates for these currencies could adversely affect our results of operations.

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

We have also effectively priced our systems and services solutions in U.S. dollars in certain countries. Additionally, our efforts to effectively price products in U.S. dollars may have disadvantages as they may affect demand for our products if the local currency strengthens relative to the U.S. dollar. We could be adversely affected when the U.S. dollar strengthens relative to the local currency between the time of a sale and the time we receive payment, which would be collected in the devalued local currency. Accordingly, if there is an adverse movement in one or more exchange rates, we might suffer significant losses and our results of operations may otherwise be adversely affected. Uncertainty in global market conditions has resulted in and may continue to cause significant volatility in foreign currency exchange rates which could increase these risks. As our international operations expand, our exposure to these risks also increases.

We intend to expand our operations internationally, and our results of operations could suffer if we are unable to manage our international expansion effectively.

The percentage of our net revenues generated outside of the U.S. is significant and may increase over time. In particular, our acquisition of InterCard significantly increased our business in Germany and our acquisition of Panorama is intended to increase our business in Turkey. Part of our strategy is to expand our penetration in existing foreign markets and to enter new foreign markets, particularly emerging markets where we expect to see growth in electronic payments and related services. Our ability to penetrate some international markets may be limited due to different technical standards, protocols or product requirements. For example, we have lost market share and business in China because we have not been able to provide products and solutions that meet the requirements of the Chinese market. Expansion of our international operations will require significant management attention and financial resources. Certain emerging markets, including those in the Middle East and Africa, may require longer lead times to develop distribution channels, may involve distribution channels with greater business and operational risk due to their relatively shorter operating histories, may be dependent upon the timing and success of local electronic payments initiatives and related infrastructure investments in such markets, as well as require additional time and effort to obtain product certifications and gain market acceptance for our products. Our international net revenues will depend on our success in a number of areas, including:

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

•
higher costs and complexities of compliance with international and U.S. laws and regulations such as import and trade regulations and embargoes, boycotts, trade agreements, trade sanctions, export requirements and local tax laws;

•	laws and business practices that may favor local competitors;

•	changes in trade policies and trade relations (including as a result of the 2016 U.S. presidential election);

•	restrictions on the repatriation of funds, including remittance of dividends by foreign subsidiaries, foreign currency exchange restrictions, and currency exchange rate fluctuations;

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

We are subject to foreign currency risk including that from economic and political instability which can lead to significant and unpredictable volatility in currency rates, including as a result of significant currency devaluations, which may negatively impact our net revenues, gross margins, results of operations and financial position. Although we engage in some hedging of our foreign currency exposures, we do not hedge all such exposures and our hedging arrangements may not always be effective. The uncertainty with respect to the ability of certain European countries to continue to service their sovereign debt obligations, related European financial restructuring efforts and the eventual exit of the U.K. from the European Union as a result of the Brexit referendum may cause the value of the Euro and the British pound to fluctuate. The current political situation in Ukraine, the sanctions imposed against Russia by certain European nations and the U.S., and Russia's response to these sanctions may further increase the economic uncertainty in the affected regions and lead to further fluctuation in the value of foreign currencies, such as the Euro and Russian ruble, used in these regions. Similarly, an economic downturn in China or a further decrease in economic growth in China could lead to currency fluctuations that impact us. See “A majority of our net revenues are generated outside the U.S.; accordingly, fluctuations in currency exchange rates may adversely affect our results of operations” and Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk--Foreign Currency Transaction Risk in this Annual Report on Form 10-K for the fiscal year ended October 31, 2016.

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

Our international sales of systems tend to carry lower average selling prices and therefore have lower gross margins than our sales in the United States. We also face increasing downward pressure on prices in certain international markets such as China and Southeast Asia, where competition from local low-cost and global competitors has increased significantly, Brazil, where competition has intensified, and India where we continue to work to expand our business. In these and certain other markets, some customers increasingly seek lower-cost solutions suited to their markets that may have similar, different, and in some cases, better features and functionality. In addition, the costs associated with international trade may be higher as a result of the importation costs, duties and trade requirements or other import or export control laws and regulations imposed by some jurisdictions where we do business. As a result, any improvement in our results of operations from our international expansion will likely not be as favorable or profitable as an expansion of similar magnitude in the United States. In addition, if we are unable to accurately predict for any future period our proportion of net revenues that will result from international sales versus sales in the U.S., variations from period to period may lead to volatility in our results of operations and may adversely impact future growth in our earnings.

Macroeconomic conditions and economic volatility have in the past and could in future periods materially and adversely affect our business and results of operations.

Our operations and performance depend significantly on global and regional economic conditions. For example, the current continued and prolonged weak macro-economic conditions in Europe and in some euro zone countries have resulted in a slowdown, and in some cases deferrals, of orders by customers, which has adversely impacted our business, financial condition and results of operations. Similarly, the significant slowdown and volatility in the U.S. and international economy and financial markets which began in the latter half of 2008 resulted in reduced demand for our products and adversely affected our business, financial condition and results of operations. The lower-than-expected growth rates in certain emerging market economies in which we operate have also had an adverse effect on our results of operations in these regions. More recently, the volatility in oil prices have resulted in, and may continue to result in, decline in demand and overall weaker market conditions in countries and regions heavily dependent on oil revenues, such as Russia, Venezuela, Mexico, and the Middle East. In particular, the slowdown and volatility in the global markets resulted in softer demand in the financial and retail sectors, pricing pressures and more conservative purchasing decisions by customers, including a tendency toward lower-priced products and lower volume of purchases. In some countries where we do business, the weakened economy has resulted in economic instability which has had negative effects, including a decrease in purchasing power due to currency devaluations. If these weak macro-economic conditions continue or if any economic recovery remains slow and fragile or is not sustained, our net revenues, business, financial condition and results of operations could be adversely impacted.

We expect certain markets where we conduct business, including parts of Europe and Latin America, to continue to experience weakened or uncertain economic conditions in the near term, and some of our customers, prospective customers, suppliers, distributors and partners will continue to be negatively impacted by the continued global weakness in the economy. We cannot predict the extent and duration of the negative impact that global and regional economic volatility may have on our business, operating results and financial condition. There is no assurance that governments and central banks will take actions to further stimulate the economy or that any such actions will have positive or lasting impacts. Existing stimulus measures may also be withdrawn or reduced, introducing greater economic uncertainty or volatility. Further, conditions such as political situations or terrorist actions in other parts of the world, such as Europe and parts of Asia-Pacific, the continued uncertainty related to economic conditions in the U.S., any potential, additional congressional actions regarding the national debt ceiling and federal budget deficit, the potential effect of any future federal government shutdown, and additional taxes related to changes in the health care law, as well as high unemployment rates in the U.S. and some other regions, may negatively impact global economic conditions, including corporate and consumer spending, and liquidity of capital markets. Continued volatility in market conditions, such as fluctuations in foreign currency rates relative to the U.S. dollar, make it difficult to forecast our financial guidance and/or to meet such guidance. If we fail to meet our financial guidance or the expectations of investment analysts or investors in any period, the market price of our stock could decline.

The United Kingdom’s vote to exit from the European Union could adversely impact us.

On June 23, 2016, in a referendum vote commonly referred to as “Brexit,” a majority of British voters voted to exit the European Union. Following the referendum, it is expected that the British government will initiate negotiations with the European Union to determine the terms of the U.K.’s exit. A withdrawal could potentially disrupt the free movement of goods, services and people between the U.K. and the European Union, undermine bilateral cooperation in key geographic areas and significantly disrupt trade between the U.K. and the European Union or other nations as the U.K. pursues independent trade relations. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which European Union laws to replace or replicate. The effects of Brexit will depend on any agreements the U.K. makes to retain access to European Union or other markets either during a transitional period or more permanently. Because this is an unprecedented event, it is unclear what long-term economic, financial, trade and legal implications the withdrawal of the U.K. from the European Union would have and how such withdrawal would affect our business globally and in the region. In addition, Brexit may lead other European Union member countries to consider referendums regarding their European Union membership. Any of these events, along with any political, economic and regulatory changes that may occur, could cause political and economic uncertainty in Europe and internationally and harm our business and financial results.

Sanctions against Russia, and Russia's response to those sanctions, including the imposition of sanctions by Russia, could materially adversely affect our business, results of operations and financial condition.

In March 2014, the Crimean region of Ukraine was annexed by Russia. In response, other nations, including the U.S., have imposed or are considering imposing, economic sanctions on Russia. Recently, concerns related to the political and military conditions in the region have prompted stringent restrictions by the U.S. and European Union, and increasing levels of economic sanctions, targeting certain Russian companies in the finance, energy and defense industries and additional Russian nationals, as well as imposing restrictions on trading and access to capital markets. In response, Russia announced its own trading sanctions against nations that implemented or supported the anti-Russia sanctions, including the U.S. and some European Union nations. Russia has also announced potential sanctions against Turkey in response to a military incident between Turkey and Russia in November 2015. A portion of our net revenues are from Russia and its surrounding areas, including Ukraine and Turkey. Economic sanctions imposed by the U.S., the European Union, Russia, Turkey or the world community may result in serious economic challenges in Ukraine, Turkey, Russia and the surrounding areas, and imposition of trade restrictions may delay or prevent shipment of products to or services performed in those countries, which could have an adverse effect on our results of operations. In addition, to the extent it is more difficult for some of our customers to obtain financing or access U.S. dollar currency, due to restrictions on access to international capital markets as a result of the sanctions, our customers' ability to pay could be adversely affected, which could have a material adverse impact on our business, cash flows, results of operations and financial condition. Further, current and any future retaliatory measures by Russia in response to anti-Russia sanctions could adversely affect European and Middle East economic conditions, which could in turn affect our business in Europe, Turkey and elsewhere. Accordingly, sanctions against or by Russia and the responses to sanctions, including potential responses by Turkey to sanctions imposed by Russia, could have a material adverse effect on our business, results of operation and financial condition.

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

Disruptions in our solutions could reduce our revenues, increase costs, harm our reputation, result in loss of customers and materially impact our results of operations and financial condition.

Our solutions may experience service interruptions, degradation or other failures because of hardware and software defects or malfunctions, computer denial-of-service and other cyberattacks, human error, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses or other malware, or other events. Our solutions also may be subject to break-ins, sabotage and intentional acts of vandalism. Some of our solutions are not fully redundant, and our disaster recovery planning may not be sufficient for all eventualities.

Disruptions in our solutions may result in our customers' inability to process transactions using our terminals or gateways, lead to loss of revenues for us and materially impact our results of operations and financial condition. We may have to spend resources to detect and fix defects that caused such disruptions, and we cannot guarantee that we will be able to detect and fix all such defects. Moreover, to the extent that any disruption results in damages to our customers or their businesses, these customers could seek significant compensation or contractual penalties from us for their losses and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address. Our brand may be permanently harmed by disruptions in our solutions and we may lose customers to our competitors, which could result in financial or reputational harm to our business. Disruptions in our solutions may also cause potential customers to believe that our systems are unreliable, leading them to avoid our solutions.

Changes to our management and strategic business plan and restructuring activities may cause uncertainty regarding the future of our business, and may adversely impact employee hiring and retention, our stock price, our customer relationships, and our results of operations and financial condition.

We have experienced, and may experience in the future, changes in our management team. In 2013, the Board appointed Mr. Paul Galant as our CEO and Mr. Marc E. Rothman as our new CFO. Further, since Mr. Galant's appointment, we have announced certain other sales, technology, marketing, human resources, and operations management changes. During this time of transition, our new executive leadership and our continuing executives have been designing and implementing changes to our strategic business plans, in order to better position the company for strategic growth and long-term profitability. In addition, we have initiated certain restructuring activities in accordance with our approved restructuring plans, reducing the number of employees and contractors in certain areas and reassigning certain employee duties, and consolidating excess facilities. Our management changes, changes to our strategic business plan, and restructuring activities, as well as the potential for additional changes or activities in the future, may introduce uncertainty regarding our business prospects and may result in disruption of our business and our customer relationships. In addition, these changes and measures could distract our employees, decrease employee morale, result in failure in meeting operational targets due to the loss of employees and make it more difficult to retain and hire new talent, increase our expenses in terms of severance payments and facility exit costs, both of which could be significant, expose us to increased risk of legal claims by terminated employees, and harm our reputation. These changes and activities could also increase the volatility of our stock price. If we are unable to mitigate these or other similar risks, our business, results of operations, and financial condition may be adversely affected.

We may not successfully implement our transformation initiatives or fully realize the anticipated benefits from our restructuring efforts.

We are in the process of implementing a number of strategic, transformation initiatives intended to redefine our global product management process and portfolio, re-engineer our research and development function and improve our cost structure. As part of these transformation initiatives, during the fiscal years ended October 31, 2014, 2015 and 2016, our management approved restructuring plans to better align our business organization, operations and product lines to achieve long-term sustainable growth and value, including through workforce reduction and facility consolidations. We cannot assure you that we will be able to successfully implement our transformation initiatives. Further, our ability to achieve the anticipated benefits, including the anticipated levels of cost savings and efficiency, of such transformation initiatives and the restructuring plans within expected timeframes is subject to many estimates and assumptions, which are, in turn, subject to significant economic, market, competitive and other uncertainties, some of which are beyond our control. Further restructuring or reorganization activities may also be required in the future beyond what is currently planned, which could further enhance the risks associated with these activities. There is no assurance that we will successfully implement, or fully realize the anticipated positive impact of, our transformation initiatives and the restructuring plans or execute successfully on our transformation strategy, in the timeframes we desire or at all.

If we are unsuccessful in executing on our implementation of payment-related services offerings in new markets and obtaining and maintaining customer acceptance of our service offerings, our net revenues, income and profitability will be adversely affected.

A central part of our strategic plan is to increase services offerings so that we can derive higher overall net revenues and margins, develop deeper relationships with our customers and drive more predictable financial results. Following our acquisition of Point, we have been implementing their payment-related services offerings in multiple jurisdictions. Implementing a new services model is difficult and involves management focus, upfront local infrastructure and capital costs and other resources that could otherwise be utilized in research and development of other hardware and software product offerings, and the build-out of local service and support teams. In addition, the competitive environment for services is very different in each market, and the bundle of services being offered must be customized to compete effectively. Markets may take longer to adopt a payment processing model than we anticipate or may choose not to adopt this model at all. We may also be competing against others, including certain of our customers that distribute our terminals, who already offer similar services. Continued weakness in the global economy may also negatively impact our ability to implement payment-related services offerings within the time frames we desire and to achieve the benefits we anticipate. If we are unsuccessful in executing on our implementation of payment-related services offerings and obtaining and maintaining customer acceptance of our service offerings or are unable to implement the model while also maintaining focus on other key areas of our business or if we are unable to maintain the expected level of margins associated with these service offerings, we may not be able to generate sufficient returns on our investments in the services business and our net revenues, income and profitability will be adversely affected.

We have experienced growth in our operations in recent years, and if we cannot manage our expanded operations and also effectively execute on our business strategy, our results of operations will suffer.

We have experienced growth in our operations in recent years, both organically and from acquisitions. If we cannot manage our expanded operations to align with our business strategy, which includes maintaining streamlined and efficient operations while effectively meeting the needs of our broader customer base, managing a competitive portfolio of products, and growing our payment services globally in a cost-effective manner, our results of operations will suffer. In particular, we may not be able to attain desired cost-efficiencies and remain competitive, and any measures we may need to undertake to further align our operations with our business strategy may be costly and could adversely impact our results of operations. If we are unable to successfully execute on our business strategy, our results of operations may also be adversely affected. Furthermore, we cannot be sure that we have made adequate allowances for the costs and risks associated with supporting our expanded operations. Any delay in implementing, or transitioning to, new or enhanced systems, procedures, processes or controls to adequately support our expanded operations, including our expansion into a number of additional international markets, including emerging markets, and our growth in payment-related services globally may adversely affect our ability to meet customer requirements, manage our product inventory, and record and report financial and management information on a timely and accurate basis.

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

Our operating results or financial condition may be adversely impacted by pre-existing claims or liabilities, both known and unknown, of these acquired companies, including claims from current or former customers, terminated employees or other third parties; pre-existing contractual relationships of an acquired company that may contain unfavorable terms or that have unfavorable revenue recognition or accounting treatment; and intellectual property claims or disputes. We similarly may be subject to continuing liability associated with businesses that we have disposed of. In addition, the integration process may strain the combined company's financial and managerial controls and reporting systems and procedures and may result in the diversion of management and financial resources from the combined company's core business objectives. There can be no assurance that we will successfully integrate our businesses or that we will realize the anticipated benefits of the acquisitions after we complete our integration efforts.

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

We sell a significant portion of our solutions through third-party resellers such as independent distributors, ISOs, value-added resellers, and payment processors. We depend on their active marketing and sales efforts. These resellers also provide after-sales support and related services to end user customers, and generally have valuable knowledge and experience with the customer base in the territories they serve. These resellers also provide critical services of developing and supporting the software applications to run on our various electronic payment systems and, internationally, in obtaining requisite certifications in the markets in which they are active. Accordingly, the pace at which we are able to introduce new solutions in markets in which these resellers are active depends in part on the resources they dedicate to these tasks. Moreover, our arrangements with these resellers typically do not prevent them from selling products of other companies, including our competitors, and such resellers may elect to market our competitors' products and services in preference to our system solutions. In addition, we may offer similar services as those offered by certain of our resellers as we introduce payment-related services offerings in new markets. If one or more of our major resellers terminate their relationship with us, are acquired by one of our competitors or one of our competitor's resellers, or otherwise adversely change their relationship with us, we may be unsuccessful in replacing such relationship. The loss of any of our major resellers could impair our ability to sell our solutions and result in lower net revenues and income. It could also be time-consuming and expensive to replicate, either directly or through other resellers, the certifications and the applications developed by these resellers.

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

If we inaccurately forecast demand for our products, we could end up with either excess or insufficient inventory to satisfy demand. This problem is exacerbated because our products are offered in a number of different configurations and with a variety of optional features, and we generally receive a significant volume of customer orders towards the end of each fiscal quarter which leaves us little room to adjust inventory mix to match demand, as discussed under “Timing for orders for our products and services can be back-end weighted within the fiscal quarter, which can make our net revenues difficult to predict and can negatively impact our business and results of operations.” During the transition from an existing product to a new replacement product, we must accurately predict the demand for the existing and the new product. Furthermore, introducing new products into our current markets or existing products into new markets involves the uncertainty of whether the market will adopt our product in the volumes and time frames that we anticipate or at all. Our inability to properly manage our inventory levels could lead to increased expenses associated with writing off excessive or obsolete inventory, additional shipping costs to meet immediate demand and a corresponding decline in gross margins, or lost sales. If we do not accurately predict demand, we could also incur increased expenses associated with binding commitments to certain third-party contract manufacturers and suppliers which would negatively impact our gross margins and operating results. For example, as of October 31, 2016, the amount of purchase commitments issued to contract manufacturers and component suppliers totaled approximately $110.9 million. Of this amount, $11.2 million has been recorded in Accruals and other current liabilities in our Consolidated Balance Sheets because these commitments are not expected to have future value to us. For additional information regarding our commitments to third-party manufacturers and suppliers, see Note 12, Commitments and Contingencies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. During times of economic uncertainty, such as the global economic recession that continues to impact certain parts of Europe and economic fluctuations in China, it becomes more difficult to accurately forecast demand and manage our inventory levels. Deteriorating market conditions have in the past and can in future periods cause us to incur additional costs associated with excess and obsolete inventory, scrap, and excess inventory held by our contract manufacturers.

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

The accumulation of excess or obsolete inventory has in the past resulted in and may in future periods result in price reductions and inventory write-downs and scrap, which could, sometimes materially, adversely affect our business, results of operations and financial condition. For example, as a result of the expiration of PCI 1.3 standards in April 2014, we could no longer sell our products that were only compliant with PCI 1.3 or earlier standards except under limited circumstances, primarily as one-for-one in-kind replacements of devices for repair and replacement. As a result, during the fiscal year ended October 31, 2013 we incurred costs totaling $26.5 million for obsolete inventory, scrap, and purchase commitments for excess components at contract manufacturers, an increase of $13.7 million compared to those for the prior fiscal year, due to lower-than-anticipated systems sales volumes and potential obsolescence because of the PCI 1.3 standard expiration.

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

Components such as application specific integrated circuits, or ASICs, microprocessors, wireless modules, modems, and printer mechanisms that are necessary to manufacture and assemble our systems are sourced either directly by us or on our behalf by our contract manufacturers from a variety of component suppliers selected by us. Certain of the components are specifically customized for use in our products and are obtained from sole source suppliers on a purchase order basis. Disruptions to the business, financial stability or operations, including due to strikes, labor disputes or other disruptions to the workforce, of our suppliers, and particularly sole source suppliers, or to the distribution and transportation of our products may also impact the availability of components to us in the quantities or within the timeframe we require. Any prolonged component shortage could materially and adversely affect our business and results of operations. Component shortages have resulted in increased costs for certain components and continued cost increases due to shortages or other factors could negatively impact our gross margins and profitability. If our suppliers are unable or unwilling to deliver the quantities that we require within the timeframe that we require, we would be faced with a shortage of components. We also experience from time to time an increase in the lead time for delivery of some of our key components. We may not be able to find alternative sources in a timely manner if suppliers of our key components become unwilling or unable to provide us with adequate supplies of these key components when we need them or if they increase their prices. If we are unable to obtain sufficient key required components, or to develop alternative sources if and as required in the future, or to replace our component and factory tooling for our products in a timely manner if they are damaged or destroyed, we could experience delays or reductions in product shipments. This could harm our relationships with our customers and cause our net revenues to decline. Even if we are able to secure alternative sources or replace our tooling in a timely manner, our costs could increase. Any of these events could adversely affect our results of operations.

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

During the first quarter of 2016, we realigned our organizational structure and changed our reportable segments to be Verifone Systems and Verifone Services. As a result of this change, we have realigned our reporting units to be Verifone Systems, Taxi Solutions, and Verifone Payment Services. In connection with this reporting unit realignment, we also updated our goodwill impairment assessment based on a quantitative analysis and concluded that there was no impairment. During the third quarter of 2016, in connection with a strategic review of under-performing businesses, we identified a potential indication of impairment of our Taxi Solutions reporting unit. Accordingly, we updated our goodwill impairment assessment of the Taxi Solutions reporting unit based on a quantitative assessment and concluded that the Taxi Solutions reporting unit had a fair value above carrying value and there was no impairment as of July 31, 2016.

Our evaluation of potential impairment of goodwill is subjective, requires significant judgment and could be negatively affected by a variety of factors, including declines in our stock price, failure to meet our internal forecasts, and weakening of macroeconomic conditions or significant changes in management structure or business strategies. If we determine in the future that there is potential further impairment in any of our reporting units, we may be required to record additional charges to earnings, which could materially and adversely affect our financial results and could also materially and adversely affect our business. See Note 9, Goodwill and Purchased Intangible Assets, in the Notes to Consolidated Financial Statements and Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates -- Goodwill, of this Annual Report on Form 10-K for additional information related to impairment of goodwill and intangible assets.

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

In July 2016, there was an attempted military coup in Turkey. In the aftermath of the coup, some of our partners and customers delayed shipments and orders, impacting our revenues. While the current government was able to stay in power, the country continues to experience political turmoil and the Turkish government is operating under a state of emergency. This evolving situation could further negatively impact our results and business opportunities in the country, including our ability to market certain solutions in the region. For example, the Turkish government has recently delayed implementation of a fiscalization mandate to January 2018. This may further impact or delay our business opportunities and revenue expectations in the country for the next fiscal year.

Force majeure events, such as terrorist attacks, other acts of violence or war and political instability may adversely affect us.

Terrorist attacks, war, and international political instability may impact our operations, our customers and otherwise disrupt our ability to generate net revenues. Such events may negatively affect our ability to maintain net revenues and to develop new business relationships. Because a substantial and growing part of our net revenues is derived from sales and services to customers outside of the U.S. and we have our electronic payment systems manufactured outside the U.S., terrorist attacks, war, and international political instability anywhere may decrease international demand for our products and inhibit customer development opportunities abroad, disrupt our supply chain, and impair our ability to deliver our electronic payment systems, which could materially and adversely affect our net revenues or results of operations. Economic and political instability, particularly in the Middle East or OPEC member countries, may also disrupt the production or supply of fuel which could increase our costs related to shipment and distribution of our products. Any of these events may also disrupt global financial markets and precipitate a decline in the price of our stock. See also "Sanctions against Russia, and Russia's response to those sanctions, including the imposition of sanctions by Russia, could materially adversely affect our business, results of operations and financial condition", "We have operations in Israel and therefore our results of operations may be adversely affected by political or economic instability or military operations in or around Israel" and "We have operations and business in Turkey that may be adversely affected by political and economic instability in the country and military operations in the region."

Natural or man-made disasters, business interruptions and health epidemics could delay our ability to receive or ship our products or provide our services, or otherwise disrupt our business.

Our worldwide operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, health epidemics, and other natural or man-made disasters or business interruptions, all of which could impact our ability to conduct vital business operations, including the ability of our employees to access work sites or customer sites where urgent or time critical repairs are needed. The occurrence of any of these business disruptions could seriously harm our business, our revenue and financial condition, and increase our costs and expenses. If our or our manufacturers' facilities are damaged or destroyed, we would be unable to distribute our products or provide our services on a timely basis, which could harm our business. Our corporate headquarters, and a portion of our research and development activities, are located in California, and other critical business operations and some of our suppliers are located in California and Asia, near major earthquake faults. Certain key servers and information systems as well as a shared services center are located in Florida, which has in the past experienced major hurricanes and similar extreme weather. Any disruption of our operations in these areas could materially affect our operations and harm our business. In addition, we increasingly rely on our computer systems and servers to conduct our business. For example, much of our order fulfillment process is automated and the order information is stored on our servers. If our computer systems and servers are impaired or cease functioning, even for a short period, our ability to serve our customers and fulfill orders would be disrupted, our reputation could be damaged and our net revenues could be materially and adversely affected. Moreover, if our computer information systems or communication systems, or those of our vendors or customers, are subject to hacker attacks or other disruptions, our business could suffer. Although we have established and tested back-up systems and facilities to run our critical business operations in case of a business interruption, some of our systems and facilities are not yet fully redundant or fully tested. We are still in the process of finalizing a comprehensive disaster recovery plan and continue to rely on regional disaster recovery plans in some cases. In addition, our back-up operations may be inadequate under certain circumstances and our business interruption insurance may not be enough to compensate us for any losses that we may incur, which could adversely affect our business, results of operations and financial condition, as well as harm our reputation, and could cause our stock price to decline significantly.

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

On the other hand, our business also benefits from changes in industry standards and government regulations as well as technological changes, which are large drivers of customer upgrade cycles. For example, as EMV standards were implemented in the U.S., our business benefited as customers upgraded their systems. Nevertheless, if standards are not implemented on the timeline we expect, or at all, if they are implemented but we cannot deliver products that comply with standards in a timely manner or at all, or if the pace of adoption of EMV or other standards slows, our business will suffer. If customers do not continue to upgrade their terminals due to technological changes or changes in standards or government regulations, demand for our offerings could reach a saturation point, which would adversely affect our results of operations.

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

We are also subject to a number of pending tax assessment matters, particularly in Brazil where such assessments can be difficult to defend and result in substantial losses, and in Israel, where we are currently under audit by the Israel Tax Authority for fiscal years 2008 through 2013 and subject to a substantial potential tax liability and deficiency penalty assessment in the range of several hundred million dollars. While we continue to believe the Israel Tax Authority assessment is without merit and have appealed the assessment, we cannot be sure of the outcome and our ultimate aggregate exposure. See Note 6, Income Taxes and Note 12, Commitments and Contingencies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information related to tax assessment matters.

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

In 2012, the SEC adopted rules pursuant to Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act requiring disclosure of the use of certain minerals that are mined from the Democratic Republic of Congo and adjoining countries. We filed our most recent report under the disclosure requirement in May 2016 for the 2015 calendar year. Because our supply chain is complex, in preparation of such report, we were dependent on the implementation of diligence procedures we put in place to determine the sources of conflict minerals that may be used or are necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply in response to the findings resulting from such verification activities, as well as information provided by many of our suppliers. To the extent the information we received from our suppliers is inaccurate or inadequate or our processes in obtaining such information do not satisfy the SEC's diligence requirements, we may be unable to sufficiently verify the origins of conflict minerals used in our products and could face reputational risks. In addition, we have incurred and expect to continue to incur costs associated with complying with these disclosure requirements, including for conducting diligence procedures. Moreover, these rules could adversely affect the sourcing, supply and pricing of materials used in our products, particularly if the number of suppliers offering minerals identified as “conflict minerals” that are sourced from locations other than the Democratic Republic of Congo and adjoining countries is limited. We may also suffer reputational harm if we determine that certain of our products contain minerals not determined to be conflict-free yet are unable to alter our products, processes or sources of supply to avoid such materials.

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

Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carry-forwards and net operating losses. We evaluate the realizability of our deferred income tax assets and assess the need for a valuation allowance on an ongoing basis. In evaluating our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible and before our capital loss carry-forwards and net operating losses expire. Our assessment of the realizability of our deferred income tax assets requires significant judgment. If we fail to achieve our projections or if we need to lower our projections, we may not have sufficient evidence of our ability to realize our deferred tax assets, and we may need to increase our valuation allowance. For example, for the fiscal year ended October 31, 2013 we recorded a $245.0 million valuation allowance against a significant portion of our deferred tax assets, primarily in the U.S., because our three year cumulative U.S. pretax losses raised uncertainty about the likelihood of realization of those deferred tax assets. If U.S. tax rates are reduced, the value of our U.S. deferred tax asset would decrease and the associated valuation allowance would also decrease. For further information regarding this valuation allowance, see Note 6, Income Taxes, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. There is no assurance that we will not record a valuation allowance in future periods against previously-booked deferred tax assets. Any increase in the valuation allowance would result in additional income tax expense which could have a material adverse effect on our results of operations and financial condition.

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

We have senior secured credit facilities pursuant to a credit agreement as described in Note 10, Financings, in the Notes to Consolidated Financial Statements to this Annual Report on Form 10-K, with outstanding loan balances of $925.2 million as of October 31, 2016.

The Credit Agreement contains customary covenants that require maintenance of certain specified financial ratios and restricts the ability of certain of our subsidiaries to make certain distributions with respect to their capital stock, prepay other debt, encumber their assets, incur additional indebtedness, make capital expenditures above specified levels, engage in certain business combinations, or undertake various other corporate activities. Therefore, as a practical matter, these covenants restrict our ability to engage in or benefit from such activities. Further, VeriFone, Inc. must limit its leverage ratio and maintain its interest coverage ratio at or above specified thresholds. In addition, we have, in order to secure our repayment obligations under the Credit Agreement, pledged a substantial amount of our assets and properties. This pledge may reduce our operating flexibility because it restricts our ability to dispose of these secured assets or engage in other transactions that may be beneficial to us.

If we are unable to comply with the covenants in the Credit Agreement, we will be in default, which could result in the acceleration of our outstanding indebtedness. If acceleration occurs, we may not be able to repay our debt and we may not be able to borrow sufficient additional funds to refinance our debt. In addition, under the terms of the Credit Agreement, increases in our leverage ratio could result in increased interest rates and, therefore, higher debt service costs. If we were to default in performance under the Credit Agreement, we may pursue an amendment or waiver from our lenders, but there can be no assurance that the lenders would grant such an amendment or waiver and, in light of current credit market conditions, any such amendment or waiver requested is likely to be on terms, including additional fees, as well as increased interest rates and other more stringent terms and conditions that would be materially disadvantageous to us.

See Note 10, Financings, in the Notes to Consolidated Financial Statements to this Annual Report on Form 10-K for additional information regarding the Credit Agreement.

Our indebtedness and debt service obligations under our Credit Agreement are substantial and may adversely affect our cash flow, cash position, and stock price.

Our outstanding indebtedness and debt service obligations are substantial. As of October 31, 2016, we had total indebtedness outstanding of $925.2 million related to the Credit Agreement, payable in quarterly installments through July 8, 2021. Outstanding amounts may be subject to mandatory prepayment with the proceeds of certain asset sales and debt issuances and, for certain of the loan balances, from a portion of annual excess cash flows (as determined in the Credit Agreement) depending on our total net leverage ratio. See Note 10, Financings, in the Notes to Consolidated Financial Statements to this Annual Report on Form 10-K for a schedule of the principal payments due under our credit facilities.

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

Interest rates applicable to our debt are expected to fluctuate based on economic and market factors that are beyond our control. In particular, all of the outstanding debt under the Credit Agreement has a floating interest rate. Although we have entered into a swap arrangement that converts the floating interest rate to a fixed interest rate for a substantial portion of the principal amount under the Credit Agreement through June 2019, any significant increase in market interest rates, and in particular the short-term LIBOR rates, could result in a significant increase in interest expense on the portion of our debt not covered by such swap arrangement and during periods after the expiration of such swap arrangement, which could negatively impact our net income and cash flows.

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

Our share price has been highly volatile and we expect that the price of our stock may continue to fluctuate substantially.

Our stock price has fluctuated substantially since our initial public offering in 2005, for example, due to the announcement of our restatement of certain financial statements in December 2007, during the turmoil in the worldwide financial markets in 2008 and 2009, and more recently following the reporting of certain of our results in 2013 and 2016. In addition to fluctuations related to company-specific factors, broad market and industry factors may adversely affect the market price of our stock, regardless of our actual operating performance. Factors that could cause fluctuations in our stock price may include, among other things:

•	actual or anticipated variations in quarterly operating results;

•
changes in our financial guidance or financial estimates by any securities analysts who might cover our stock, or our failure to meet our financial guidance or the estimates made by securities analysts;

•	uncertainty about current global or regional economic conditions;

•	changes in the market valuations of other companies operating in our industry or in the technology sector;

•	the rate at which we return capital to our shareholders;

•	announcements by us or our competitors related to acquisitions, strategic partnerships, or divestitures;

•	business disruptions, costs and future events related to shareholder activism;

•	additions or departures of key personnel;

•	sales or purchases of our stock, including sales or purchases of our stock by our directors and officers or by significant stockholders; and

•	repurchases of our stock by us pursuant to our share repurchase program.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES

Our headquarters are located in San Jose, California. We have material warehouse and distribution facilities located in the U.S., Brazil, France, Sweden, and Australia.

In the U.S., we maintain material sales and administrative offices and research facilities in Clearwater, Florida; Rocklin, California; Alpharetta, Georgia; and Long Island City, New York. Outside the U.S., we maintain material sales and administrative offices and research facilities in France, the United Kingdom, Germany, India, Israel, Canada, China, New Zealand, Philippines, Brazil, Poland, Taiwan, Sweden, Singapore, Denmark, Finland, Australia, and Norway. In addition to these material locations, we also have smaller offices globally.

We own the office buildings at two of our locations, while the rest of our locations are leased. We are using substantially all of our currently available productive space to develop, store, market, sell, and distribute our products and services. We believe our facilities, which are used by both of our operating segments, are in good operating condition, suitable for their respective uses, and adequate for our current needs.

Approximate Square Footage
Location
North America	656,377
Latin America	128,005
EMEA	612,709
Asia-Pacific	277,749
Total	1,674,840

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
The following table sets forth for the indicated periods, the high and low sale prices of our common stock.

	Fiscal Year 2016 Quarter Ended				Fiscal Year 2015 Quarter Ended
	Oct. 31 2016	Jul. 31 2016	Apr. 30 2016	Jan. 31 2016	Oct. 31 2015	Jul. 31 2015	Apr. 30 2015	Jan. 31 2015
High	$20.10	$28.38	$29.60	$31.11	$33.34	$38.93	$36.51	$38.38
Low	$15.04	$17.06	$20.65	$22.32	$26.20	$31.80	$31.38	$31.13
The closing sale price of our common stock on the NYSE was $16.89 and $15.48 on November 30, 2016 and October 31, 2016, respectively. As of November 30, 2016, there were 77 stockholders of record. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In September 2015, the Company’s Board of Directors authorized a program to repurchase up to $200.0 million of the Company's common stock, with no expiration from the date of authorization. We have repurchased a total of $150.0 million shares of our common stock under this program. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans. Under the Company's stock repurchase program, shares repurchased are recorded as an adjustment of par value and Accumulated Deficit. The timing and actual amount of the share repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities, including mergers and acquisitions, market conditions and other factors. We are not obligated to repurchase any specific number of shares under the program and the repurchase program may be modified, suspended, or discontinued at any time. For further information, see Note 5, Stock Repurchase Program, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

No shares were repurchased in the fourth quarter of fiscal year 2016.

Securities Authorized for Issuance Under Equity Compensation Plans

Information with respect to Securities Authorized for Issuance Under Equity Compensation may be found in Item 12, Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters, of this Annual Report on Form 10-K, which section is incorporated herein by reference.

Performance Graph

The following graph and table compares the performance of an investment in our common stock over the period of November 1, 2011 through October 31, 2016, beginning with an investment at the closing market price on October 31, 2011, and thereafter, based on the closing price of our common stock on the market, with the S&P 500 Index and the S&P North American Technology Index ("SPGSTI"). The graph and table assume $100 was invested on the start date at the price indicated, and that dividends, if any, were reinvested on the date of payment without payment of any commissions. The performance shown in the graph and table represents past performance, and should not be considered an indication of future performance.

	October 31, 2011	October 31, 2012	October 31, 2013	October 31, 2014	October 31, 2015	October 31, 2016
VeriFone Systems, Inc.	$100.00	$70.22	$53.68	$88.27	$71.40	$36.67
S&P 500 Index	$100.00	$112.68	$140.15	$161.02	$165.91	$167.39
S&P North American Technology Index	$100.00	$105.60	$134.16	$159.95	$180.34	$199.03
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

	Years Ended October 31,
	2016 (1)(2)	2015 (1)(2)(3)	2014 (1)(2)(4)(5)	2013 (1)(2)(6)(7)	2012 (1)(2)(8)
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenues	$1,992,149	$2,000,457	$1,868,874	$1,702,221	$1,865,971
Operating income (loss)	$32,779	$106,991	$5,885	$(66,354)	$147,545
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$(9,281)	$79,097	$(38,130)	$(296,055)	$65,033
Net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Basic	$(0.08)	$0.69	$(0.34)	$(2.73)	$0.61
Diluted	$(0.08)	$0.68	$(0.34)	$(2.73)	$0.59

	As of October 31,
	2016	2015 (3)	2014 (5)(6)	2013 (7)	2012 (8)
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$148,352	$208,870	$250,187	$268,220	$454,072
Total assets	$2,494,807	$2,473,062	$2,681,514	$2,965,295	$3,444,638
Current and long-term debt and capital leases	$925,913	$799,329	$868,415	$1,011,756	$1,275,720

(1)
In fiscal year 2016, 2015, 2014, 2013 and 2012 we recorded restructuring and related charges totaling $46.4 million, $8.8 million, $18.1 million, $0.3 million and $1.3 million, respectively, as part of cost optimization and corporate transformation initiatives. For further information, see Note 11, Restructurings and related charges, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

(2)
In fiscal year 2016, 2015, 2014, 2013 and 2012 we recorded $12.0 million, $2.5 million, $0.1 million, $4.6 million and ($0.4 million), respectively, in Other income (expense), for fair market value adjustments associated with contingent consideration. For further information, see Note 8, Financial Instruments, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

(3)
In fiscal year 2015 we recorded a $16.1 million tax benefit as a result of releasing a portion of our valuation allowance against certain non-U.S. foreign deferred tax assets. For further information, see Note 6, Income Taxes, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

(4)
In fiscal year 2014 we released a $19.9 million litigation loss contingency expense, plus estimated potential ongoing royalties and interest, related to a favorable ruling in a patent infringement litigation matter.

(5)
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

(6)
In fiscal year 2013 we recorded a $64.4 million litigation loss contingency expense primarily related to a securities class action and in fiscal year 2014 we paid $61.2 million into an escrow account to fund the uninsured portion of the settlement in this matter.

(7)	In fiscal year 2013 we recorded a $245.0 million valuation allowance against a significant portion of our deferred tax assets.

(8)	In fiscal year 2012 we entered into the 2011 Credit Agreement and borrowed $1.45 billion.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Results of Operations:
Consolidated Results of Operations: An analysis and discussion of our financial results comparing our consolidated results of operations for the fiscal year ended October 31, 2016 to the fiscal year ended October 31, 2015, and the fiscal year ended October 31, 2015 to the fiscal year ended October 31, 2014.
Segment Results of Operations: An analysis and discussion of our financial results comparing the results of operations for each of our two reportable segments, Verifone Systems and Verifone Services, for the fiscal year ended October 31, 2016 to the fiscal year ended October 31, 2015, and the fiscal year ended October 31, 2015 to the fiscal year ended October 31, 2014.
Financial Outlook: A discussion of our expectations regarding certain trends that may affect our financial condition and results of operations.
Liquidity and Capital Resources: An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.
Contractual Obligations and Off-Balance Sheet Arrangements: Disclosures related to our contractual obligations, contingent liabilities, commitments, and off-balance-sheet arrangements, as of October 31, 2016.
Critical Accounting Policies and Estimates: A discussion of the accounting policies and estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts, as well as recent accounting pronouncements that have had or are expected to have a material impact on our results of operations.

Overview

Our Business

We are a global leader in payments and commerce solutions. We provide expertise, solutions and services that add value at the retail point-of-sale (POS) and enable innovative forms of commerce. For over 30 years, we have been a leader in designing, manufacturing, marketing and supplying a broad range of innovative payment solutions and complementary services. We focus on delivering innovative POS payment capabilities, value-added services that increase merchant revenues and enhance the consumer experience, and solutions that enrich and improve the interaction between merchants and consumers and help merchants run their businesses more efficiently. For example, during April 2016 we introduced the first of a new family of integrated POS systems, known as Verifone Carbon, that we expect will provide more scalable solutions for our clients globally. Key industries in which we operate include financial services, retail, petroleum, restaurant, hospitality, taxi, transportation, and healthcare.

During December 2015 our Chief Executive Officer realigned the company's organizational structure to focus on two global product lines: Verifone Systems and Verifone Services. Verifone Systems delivers point of sale electronic payment devices that run our unique operating systems, security and encryption software, and certified payment software for both payments and commerce. Verifone Services delivers device related leasing and maintenance, payment transaction routing and reporting, and commerce based services such as advertising on digital screens. As a result of this organizational change, effective for the first quarter of 2016, our reportable segments are Verifone Systems and Verifone Services. Prior period amounts reported by geographic segment have been reclassified to conform to the current presentation. Our Chief Executive Officer has announced that Verifone Systems and Verifone Services will be merged into a single business unit, Verifone Solutions, in fiscal year 2017. As a result of this organization change, our reportable segments may change in fiscal year 2017.

The markets in which we operate are highly competitive. We compete based on various factors, including product functions and features, pricing, product quality and reliability, design innovation, interoperability with third-party systems and brand reputation. We also compete based on product availability and certifications, as well as service offerings and support. We continue to experience intense competition from traditional POS terminal providers as well as suppliers of ECRs that provide built-in electronic payment capabilities and producers of software that facilitates electronic payments over the Internet, and we also see new companies entering our markets, including entrants offering various forms of mobile device based payment options. In certain geographic markets, such as China and Brazil, we see customers requiring a choice of offerings for a lower cost. This trend has increased competition and pricing pressures in those geographies.

Systems

Sales of our point of sale electronic payment devices and systems comprise approximately 62.1%, 65.5% and 62.2% of our net revenues in the fiscal years ended October 31, 2016, 2015 and 2014, respectively. Our point of sale electronic payment devices run our unique operating systems, security and encryption software, and certified payment software, and are designed to suit our clients' needs in a variety of environments, including traditional multilane and countertop implementations, self-service or unattended environments, in-vehicle and portable deployments, mobile point-of-sale solutions, as well as fully integrated POS solutions. Our systems can securely process a wide range of payment types including signature and PIN-based debit cards, credit cards, NFC/contactless/radio frequency identification cards, or RFID cards, smart cards, pre-paid gift and other stored-value cards, electronic bill payment, signature capture and electronic benefits transfer, or EBT. Our unique architecture enables multiple value-added applications, including third-party applications, such as gift card and loyalty card programs, healthcare insurance eligibility, and time and attendance tracking, and allows these applications to reside on the same system without requiring recertification upon the addition of new applications. We recently introduced Verifone Engage, our new family of interactive, commerce-enabled payment devices that we believe offer a new and innovative connected payments experience. We have also recently launched Verifone Carbon, an integrated dual-screen connected point-of-sale solution, that enables merchants to run register and business applications from a tablet screen while enabling consumers to pay and interact with a consumer-facing screen. With our Verifone Engage and Carbon payment solutions, we will be able to deliver richer media and more complex commerce enablement services on our payment terminals to our merchant clients. Security continues to be an important factor for our clients and we have experienced increasing demand for Europay, MasterCard and Visa, or "EMV", capable terminal solutions.

Services

Services drive an important part of our business and revenues, accounting for approximately 37.9%, 34.5% and 37.8% of our net revenues in the fiscal years ended October 31, 2016, 2015 and 2014, respectively. We offer a wide portfolio of services, ranging from traditional terminal related support services, transaction services and commerce enablement offerings that are designed to facilitate commerce opportunities for merchants. Our traditional services include professional services related to installation and deployment, helpdesk support, training, equipment repair and maintenance, and software post-contract support. Our value-added services include terminal management services and gateway solutions that enable more efficient routing of transactions, multi-channel acceptance and processing, along with end-to-end encryption to reduce the complexity and costs of Payment Card Industry, or PCI, standards compliance. Our commerce enablement solutions leverage our terminals to engage consumers at the point of sale through value-added applications such as loyalty and couponing applications, targeted offers and real-time reward redemptions.

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

Significant Matters

Restructuring and related charges

During June 2016, our management approved, committed to and initiated a restructuring plan to reduce headcount, exit under-performing businesses, and consolidate facilities and data centers. As a result of this plan, we have classified the assets of certain businesses as held for sale and recorded write-downs totaling $22.0 million to reflect the assets held for sale at fair value. We have also recorded restructuring charges totaling $15.2 million related to employee involuntary termination benefits and facility related costs as well as a $9.2 million charge for costs to terminate a contract related to a service we will no longer offer.

Business Combinations

On December 23, 2015, we acquired InterCard AG, a leading payment-related services provider in Germany, in exchange for 85.0 million Euro in cash paid on the acquisition date (approximately $92.4 million at the foreign exchange rate on the acquisition date) plus 1.2 million Euro (approximately $1.3 million at the foreign exchange rate on the acquisition date), which was paid in August 2016. We acquired InterCard to expand our payment-related services offerings in Germany. This acquisition was accounted for using the acquisition method of accounting, and the results of InterCard were included in our financial results from the acquisition date.

On February 2, 2016, we acquired AJB Software Design Inc., a Toronto-based provider of payment gateway and switching solutions for large merchants in the U.S. and Canada, for cash payments totaling approximately $87.5 million, subject to certain upward adjustments, plus up to $10.0 million of additional contingent consideration with a fair value of $1.4 million at the acquisition date. We acquired AJB to expand our suite of services offerings. This acquisition was accounted for using the acquisition method of accounting, and the results of AJB were included in our financial results from the acquisition date.

On May 20, 2016, we acquired 51% of the voting equity interest of Panaroma, a Turkey-based provider of new generation cash registers, for approximately $6.8 million in cash subject to certain adjustments, plus additional contingent consideration with a fair value of $3.6 million at the acquisition date. We acquired Panaroma to maintain our market share and expand our operations in Turkey. This acquisition was accounted for using the acquisition method of accounting, and the results of Panaroma are included in our financial results from the acquisition date.

Stock Repurchase Program

In September 2015, our Board of Directors authorized a program to repurchase shares of our common stock with an aggregate value of up to $200.0 million, with no expiration from the date of authorization. During the fiscal year ended October 31, 2016, we repurchased approximately 2.6 million shares of our common stock on the open market at an average repurchase price of $28.02 per share. As of October 31, 2016, there was $50.0 million remaining available for stock repurchases under this program.

Pursuant to this program, shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. The timing and actual amount of the share repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities, including mergers and acquisitions, market conditions and other factors. We are not obligated to repurchase any specific number of shares under the program and the repurchase program may be modified, suspended or discontinued at any time. See Note 5, Stock Repurchase Program, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. for additional information regarding this stock repurchase program.

Financial Results Highlights

Overall

•
Consolidated net revenues for the fiscal year ended October 31, 2016 remained relatively flat compared to the fiscal year ended October 31, 2015, despite a $77.8 million negative foreign currency impact.

•	Services net revenues for the fiscal year ended October 31, 2016 increased by $64.9 million, and our systems net revenues for the fiscal year ended October 31, 2016 decreased by $73.3 million.

•	Net cash provided by operating activities for the fiscal year ended October 31, 2016 totaled $193.7 million.

Results of Operations

Consolidated Results of Operations

	Years Ended October 31,
	2016	% of Net revenues (1)	2015	% of Net revenues (1)	2014	% of Net revenues (1)
	(in thousands, except percentages)
Net revenues:
Systems	$1,236,361	62.1%	$1,309,628	65.5%	$1,162,226	62.2%
Services	755,788	37.9%	690,829	34.5%	706,648	37.8%
Total net revenues	1,992,149	100.0%	2,000,457	100.0%	1,868,874	100.0%

Gross margin:
Systems	492,050	39.8%	535,812	40.9%	429,183	36.9%
Services	302,261	40.0%	290,171	42.0%	295,534	41.8%
Total gross margin	794,311	39.9%	825,983	41.3%	724,717	38.8%

Operating expenses:
Research and development	207,503	10.4%	198,135	9.9%	197,813	10.6%
Sales and marketing	217,039	10.9%	224,745	11.2%	212,766	11.4%
General and administrative	204,552	10.3%	203,978	10.2%	204,005	10.9%
Restructuring and related charges	41,254	2.1%	8,429	0.4%	15,300	0.8%
Litigation settlement and loss contingency expense (benefit)	650	—%	1,213	0.1%	(8,632)	(0.5)%
Amortization of purchased intangible assets	90,534	4.5%	82,492	4.1%	97,580	5.2%
Total operating expenses	761,532	38.2%	718,992	35.9%	718,832	38.5%
Operating income	32,779	1.6%	106,991	5.3%	5,885	0.3%
Interest expense, net	(34,564)	(1.7)%	(31,455)	(1.6)%	(42,472)	(2.3)%
Other income (expense), net	3,612	0.2%	(2,588)	(0.1)%	(3,297)	(0.2)%
Income (loss) before income taxes	1,827	0.1%	72,948	3.6%	(39,884)	(2.1)%
Income tax provision (benefit)	11,527	0.6%	(7,409)	(0.4)%	(3,442)	(0.2)%
Consolidated net income (loss)	$(9,700)	(0.5)%	$80,357	4.0%	$(36,442)	(1.9)%

(1) Systems and Services gross margin as a percentage of net revenues is computed as a percentage of the corresponding Systems and Services net revenues.

Fiscal Year 2016 compared to Fiscal Year 2015

Net revenues for the fiscal year ended October 31, 2016 were $1.992 billion, compared to $2.000 billion for the fiscal year ended October 31, 2015, down $8.4 million or 0.4%, net of a $77.8 million negative foreign currency impact. Systems net revenues decreased $73.3 million primarily as a result of decreased demand that was substantially offset by a $64.9 million increase in Services net revenues, which is primarily from acquired businesses. The foreign currency impact was due primarily to a decrease in the values of the Brazilian real, the Argentine peso, the South African rand, and the British Pound. (See further discussion of revenues by segment and geography below.)

Net Revenues by Geography

	Years Ended October 31,
	2016	% of Net revenues	2015	% of Net revenues
	(in thousands, except percentages)
Net Revenues
North America	$803,616	40.3%	$791,655	39.6%
Latin America	247,949	12.4%	275,706	13.8%
EMEA	738,261	37.1%	696,346	34.8%
Asia-Pacific	202,321	10.2%	236,750	11.8%
Total	$1,992,147	100.0%	$2,000,457	100.0%

•
North America net revenues increased $12.0 million, due primarily to a $121.9 million increase as a result of increased demand for our EMV capable devices by petroleum customers and a $35.9 million increase in Services net revenues due primarily to growth in payment-related services as a result of our continued efforts to grow our recurring services offerings. The increases were substantially offset by a $146.7 million decrease due primarily to reduced demand for our EMV capable devices by Tier 1 retailers that had upgraded to products that support EMV requirements in the prior fiscal year.

•
Latin America net revenues decreased $27.8 million, due primarily to a $34.8 million negative impact as a result of unfavorable foreign currency fluctuations, partially offset by an increase in net revenues due to growth in our Services offerings.

•
EMEA net revenues increased $41.9 million, due primarily to $45.5 million in net revenues from InterCard in Germany, which was acquired in December 2015. Net revenues in the rest of EMEA increased due primarily to timing of purchase decisions by our large customers, but those increases were offset by a $31.8 million negative impact due to unfavorable foreign currency fluctuations.

•
Asia-Pacific net revenues decreased $34.4 million, due to a $23.7 million decrease in China where we have not yet released a lower cost suite of products to meet customer preferences in that market, and an $18.1 million decrease in Australia due to reduced demand from some of our large banking customers who upgraded the terminal base at their merchant customers in the prior fiscal year. These decreases were partially offset by an increase in demand from some of our large customers in the rest of Asia-Pacific. The decrease in net revenues also reflects a $10.2 million negative impact due to the unfavorable foreign currency fluctuations.

Gross margin for the fiscal year ended October 31, 2016 was $794.3 million or 39.9% of net revenues, compared to $826.0 million, or 41.3% of net revenues, for the fiscal year ended October 31, 2015, down $31.7 million or 1.4 percentage points. Gross margin in dollars decreased due primarily to the decrease in net revenues. Gross margin as a percentage of net revenues decreased due primarily to changes in geographic and product and services mix. For example, in North America net revenues have shifted from higher margin large customers who completed substantial EMV roll outs in the prior year to more purchases in the current year by our distributors and petroleum customers purchasing products with lower margin. In addition, we experienced competitive pricing pressures in Latin America that have resulted in lower margins year over year.

Research and development for the fiscal year ended October 31, 2016 was $207.5 million, compared to $198.1 million for the fiscal year ended October 31, 2015, up $9.4 million or 4.7%, due primarily to an increase in personnel related and outside contractor expenses associated with our fiscal year 2016 acquisitions and our ongoing investment in additional resources to develop and bring next generation products and solutions to market.

Sales and marketing for the fiscal year ended October 31, 2016 was $217.0 million, compared to $224.7 million for the fiscal year ended October 31, 2015, down $7.7 million or 3.4%, due primarily to reduced variable costs associated with lower revenues and decreased spend associated with cost savings initiatives, partially offset by additional costs related to acquired businesses.

General and administrative for the fiscal year ended October 31, 2016 was $204.6 million, compared to $204.0 million for the fiscal year ended October 31, 2015, up $0.6 million or 0.3%, due primarily to costs related to acquired businesses. The increase was substantially offset by decreased spend as a result of cost savings initiatives and reduced variable compensation.

Restructuring and related charges for the fiscal year ended October 31, 2016 was $41.3 million, compared to $8.4 million for the fiscal year ended October 31, 2015, up $32.9 million, due primarily to a $22.0 million write-down to reflect assets held for sale at fair value and a $6.3 million charge to operating expenses for costs to terminate a contract related to a service we will no longer offer.

Amortization of purchased intangible assets for the fiscal year ended October 31, 2016 was $90.5 million compared to $82.5 million for the fiscal year ended October 31, 2015, up $8.0 million or 9.7%, due primarily to an increase in purchased intangible assets associated with recently acquired businesses.

Interest expense, net for the fiscal year ended October 31, 2016 was $34.6 million compared to $31.5 million for the fiscal year ended October 31, 2015, up $3.1 million or 9.8%, due primarily to higher loan balances related to new borrowings for acquisitions.

Income tax provision (benefit) for the fiscal year ended October 31, 2016 was $11.5 million provision, compared to $7.4 million benefit for the fiscal year ended October 31, 2015, an $18.9 million change. The income tax provision for the fiscal year ended October 31, 2016 was primarily related to an increase in foreign taxes, partially offset by tax benefits related to release of reserves for unrecognized tax benefits in jurisdictions where statutes of limitations expired and audits were settled. The income tax benefit for the fiscal year ended October 31, 2015 was due primarily to a change in our valuation allowance assessment against certain non-U.S. deferred tax assets offset by foreign taxes.

Fiscal Year 2015 compared to Fiscal Year 2014

Net revenues for the fiscal year ended October 31, 2015 were $2.000 billion, compared to $1.869 billion for the fiscal year ended October 31, 2014, up $131.6 million or 7.0%, net of a $161.6 million negative foreign currency impact. Systems net revenues increased $147.4 million primarily as a result of increased Systems net revenues in North America, driven by increased demand for EMV capable products and market share gains due to new product releases. These increases were partially offset by a decrease in Systems net revenues in Latin America, EMEA and Asia-Pacific due to unfavorable foreign currency impact, as well as continued pricing pressures and increased competition. Services net revenues decreased $15.8 million due primarily to an unfavorable impact from foreign currency fluctuations, which was partially offset by increased Services net revenues associated with increased Systems net revenues. The foreign currency impact was due primarily to a decrease in the values of the Brazilian real, the Euro, the Australian dollar, and the Swedish krona. (See further discussion of revenues by segment and geography below.)

Net Revenues by Geography

	Years Ended October 31,
	2015	% of Net revenues	2014	% of Net revenues
	(in thousands, except percentages)
Net Revenues
North America	$791,655	39.6%	$526,284	28.1%
Latin America	275,706	13.8%	322,988	17.3%
EMEA	696,346	34.8%	754,644	40.4%
Asia-Pacific	236,750	11.8%	264,958	14.2%
Total	$2,000,457	100.0%	$1,868,874	100.0%

•
North America net revenues increased $265.4 million, due primarily to more purchases by several of our large customers as they rolled out new terminals with EMV capabilities, as well as increasing adoption of these products by small and medium businesses, existing customers upgrading to other new products, and increased share in the petroleum market.

•
Latin America net revenues decreased $47.3 million, due primarily to decreases in demand in Brazil as a result of continuing competition and pricing pressures, economic weakness, as well as the timing of purchase decisions by large customers, which were influenced by the timing of ongoing tender processes and the availability of our products having the functionality required for those tenders. This decrease was partially offset by an increase in the rest of Latin America due primarily to the timing of purchase decisions by some of our customers. The decrease in net revenues also reflects a $48.1 million negative impact due to unfavorable foreign currency fluctuations.

•
EMEA net revenues decreased $58.3 million, due primarily to a significant decrease in demand in Russia as a result of ongoing economic weakness and the devaluation of the Russian ruble against the U.S. dollar. The decrease was partially offset by an increase in the rest of EMEA despite the foreign currency headwinds. This increase in the rest of EMEA was due primarily to more purchases by retail customers, banking customers, and some of our large distributors mainly as a result of increased demand by their customers who were upgrading to new products or expanding their terminal base. The decrease in net revenues also reflects an $87.4 million negative impact due to unfavorable foreign currency fluctuations.

•
Asia-Pacific net revenues decreased $28.2 million due primarily to a $24.9 million decrease in Systems net revenues in China that was due primarily to lower demand as increased competitive forces were driving customers to base their purchase decisions primarily on price, and we had not yet released a lower cost suite of products that provide a choice of offerings to meet customer preferences in that market. Systems net revenues also decreased $27.9 million in the rest of Greater Asia due to timing of purchase decisions by some of our large customers and increased competitive pressure. These decreases were partially offset by a $20.0 million increase in Systems net revenues due to increased demand in Australia and India as some of our large banking customers upgraded and expanded the terminal base at their merchant customers. The decrease in net revenues also reflects a $23.4 million negative impact due to unfavorable foreign currency fluctuations.

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

Research and development for the fiscal year ended October 31, 2015 was $198.1 million compared to $197.8 million for the fiscal year ended October 31, 2014, up $0.3 million or 0.2%, due primarily to an $8.0 million reduction in personnel related costs as a result of our transformation initiatives, which was substantially offset by a $7.2 million increase in outside contractor costs. Outside contractor costs increased due to our investment in additional specialized resources to focus on global platform development efforts and shortening our product development life-cycle and time to market.

Sales and marketing for the fiscal year ended October 31, 2015 was $224.7 million, compared to $212.8 million for the fiscal year ended October 31, 2014, up $11.9 million or 5.6%, due primarily to variable personnel related costs associated with increased revenue.

General and administrative for the fiscal year ended October 31, 2015 was flat when compared to the fiscal year ended October 31, 2014. The debt amendment costs incurred during the fiscal year ended October 31, 2014 that did not recur and a reduction in personnel related costs as a result of our transformation initiatives were offset by an increase in outside contractor costs.

Restructuring and related charges for the fiscal year ended October 31, 2015 was $8.4 million, compared to $15.3 million for the fiscal year ended October 31, 2014, down $6.9 million, due primarily to the larger transformation initiative program launched in fiscal year 2014 when compared to the transformation initiative program launched in fiscal year 2015.

Amortization of purchased intangible assets for the fiscal year ended October 31, 2015 was $82.5 million compared to $97.6 million for the fiscal year ended October 31, 2014, down $15.1 million or 15.5%, due primarily to the devaluation of the Swedish krona, the Euro, and Danish krone against the U.S. dollar year over year.

Interest expense, net for the fiscal year ended October 31, 2015 was $31.5 million compared to $42.5 million for the fiscal year ended October 31, 2014, down $11.0 million or 25.9%, due primarily to lower loan balances and lower interest rates on our debt during the fiscal year ended October 31, 2015 and accelerated amortization of debt issuance costs as a result of the amendment and restatement of the Credit Agreement during the fiscal year ended October 31, 2014 that did not recur.

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

Fiscal Year 2016 compared to Fiscal Year 2015

	Years Ended October 31,
	2016	% of Net revenues	2015	% of Net revenues
	(in thousands, except percentages)
Net revenues	$1,236,361	61.6%	$1,309,629	65.5%
Operating income	$252,326	20.4%	$294,857	22.5%

Net revenues for the fiscal year ended October 31, 2016 were $1.236 billion, compared to $1.310 billion for the fiscal year ended October 31, 2015, down $73.3 million or 5.6%, net of a $46.8 million negative impact due to unfavorable foreign currency fluctuations.

•
Net revenues from the sale of countertop and pinpad devices decreased $42.8 million, due primarily to reduced customer demand in Asia-Pacific, as well as decreases in customer demand due to economic weakness and competitive pricing pressures in Latin America.

•
Net revenues from the sale of multimedia products decreased $111.6 million due primarily to reduced demand for our EMV capable devices by certain Tier 1 retailers that had upgraded to products that support EMV requirements in the prior year.

•	Net revenues from the sale of petroleum products increased $108.9 million due primarily to increasing adoption of EMV capable devices.

•
Net revenues from the sale of portable and mobile devices decreased $25.0 million due primarily to decrease in demand by large customers as they rolled out new terminals with EMV capabilities in fiscal year 2015 that did not recur.

Operating income for the fiscal year ended October 31, 2016 was $252.3 million or 20.4% of net revenues, compared to $294.9 million or 22.5% of net revenues for the fiscal year ended October 31, 2015, down $42.5 million or 2.1 percentage points.

•	Operating income in dollars decreased due primarily to reduced revenue, partially offset by decreased spend associated with cost savings initiatives.

•
Operating income as a percentage of net revenues decreased due primarily to changes in geographic and product mix. For example, in North America net revenues have shifted from higher margin large customers who completed substantial EMV roll outs in the prior year to more purchases in the current year by our distributors and petroleum customers of products with lower margins. In addition, we experienced competitive pricing pressures in Latin America that have resulted in lower margins year over year.

Fiscal Year 2015 compared to Fiscal Year 2014

	Years Ended October 31,
	2015	% of Net revenues	2014	% of Net revenues
	(in thousands, except percentages)
Net revenues	$1,309,629	65.5%	$1,162,226	62.2%
Operating income	$294,857	22.5%	$239,593	20.6%

Net revenues for the fiscal year ended October 31, 2015 were $1.310 billion, compared to $1.162 billion for the fiscal year ended October 31, 2014, up $147.4 million or 12.7%, net of an $86.0 million negative impact due to unfavorable foreign currency fluctuations.

•
Net revenues from the sale of desktop and pinpad devices in North America increased $176.9 million primarily as a result of more purchases by several of our large customers as they rolled out new terminals with EMV capabilities, as well as increasing adoption of these products by small and medium businesses. In addition, net revenues increased by $34.0 million in Latin America and EMEA territories other than Brazil and Russia, due primarily to more purchases by retail customers, banking customers, and some of our large distributors mainly as a result of increased demand by their customers who were upgrading to new products or expanding terminal base. These increases were partially offset by decreases totaling $116.5 million due to a significant decrease in demand as a result of ongoing economic uncertainties and currency devaluation in Brazil and Russia, as well as lower demand in China as increased competitive forces are driving customers to base their purchase decisions primarily on price, and we have not yet released a lower cost suite of products that provides a choice of offerings to meet customer preferences in that market.

•
Net revenues from the sale of devices from our petroleum products increased $57.8 million, due primarily to increased demand for EMV compatible devices and increased share in the petroleum market in North America.

Operating income for the fiscal year ended October 31, 2015 was $294.9 million or 22.5% of net revenues, compared to $239.6 million or 20.6% of net revenues for the fiscal year ended October 31, 2014, up $55.3 million or 1.9 percentage points.

•	Operating income in dollars increased due primarily to the increase in total net revenues, with operating expenses remaining relatively comparable year over year.

•
Operating income as a percentage of net revenues increased due primarily to changes in customer mix and growth in sales of higher margin newer products, as well as the benefit of relatively comparable operating expenses.

Verifone Services Net Revenues and Operating Income

Verifone Services delivers a variety of service solutions that are designed to be complimentary to our systems. These solutions ensure secure electronic payment transactions, provide value-added services to our merchants and enhance the consumer experience. Our traditional device related services include professional services related to installation and deployment, helpdesk support, training, equipment repair and maintenance, and software post-contract support. Our value-added services include terminal management services and gateway solutions that enable more efficient routing of transactions, multi-channel acceptance and processing, along with end-to-end encryption to reduce the complexity and costs of Payment Card Industry, or PCI, standards compliance. Our commerce enablement solutions leverage our terminals to engage consumers at the point of sale through value-added applications such as loyalty and couponing applications, targeted offers and real-time reward redemptions.

Fiscal Year 2016 compared to Fiscal Year 2015

	Years Ended October 31,
	2016	% of Net revenues	2015	% of Net revenues
	(in thousands, except percentages)
Net revenues	$769,715	38.4%	$691,822	34.6%
Operating income	$198,426	25.8%	$178,754	25.8%

Net revenues for the fiscal year ended October 31, 2016 were $769.7 million compared to $691.8 million for the fiscal year ended October 31, 2015, up $77.9 million or 11.3%, net of a $31.0 million negative impact due to unfavorable foreign currency fluctuations.

•	Net revenues increased $45.5 million from the acquisition of InterCard in December 2015 and $18.6 million from the acquisition of AJB in February 2016.

•	Net revenues increased $11.5 million due primarily to growing demand for payment-related services in North America as a result of our increased focus on expanding our services offerings.

Operating income for the fiscal year ended October 31, 2016 was $198.4 million or 25.8% of net revenues, compared to $178.8 million or 25.8% of net revenues for the fiscal year ended October 31, 2015, up $19.7 million and flat as a percentage of net revenues.

•	Operating income in dollars increased due primarily to increases in net revenues.

•	Operating income as a percentage of net revenues remained flat as higher margins from our recently acquired businesses, InterCard and AJB were fully offset by changes in geographic mix.

Fiscal Year 2015 compared to Fiscal Year 2014

	Years Ended October 31,
	2015	% of Net revenues	2014	% of Net revenues
	(in thousands, except percentages)
Net revenues	$691,822	34.6%	$708,762	37.9%
Operating income	$178,754	25.8%	$184,334	26.0%

Net revenues for the fiscal year ended October 31, 2015 were $691.8 million compared to $708.8 million for the fiscal year ended October 31, 2014, down $16.9 million or 2.4%, net of a $75.6 million unfavorable impact from foreign currency fluctuations, which was partially offset by increased Services net revenues associated with increased System solutions net revenues and a $14.4 million increase from our taxi and media solutions business.

Operating income for the fiscal year ended October 31, 2015 was $178.8 million or 25.8% of net revenues, compared to $184.3 million or 26.0% of net revenues for the fiscal year ended October 31, 2014, down $5.6 million or 0.2 percentage points.

•	Operating income in dollars decreased due primarily to decreases in net revenues.

•	Operating income as a percentage of net revenues decreased due primarily to changes in customer mix.

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

As part of our transformation initiatives, we continue to focus on research and development activities and expect to continue at current spend levels as we focus on system and service solutions, as well as continue to advance our platform development efforts in order to increase standardization, shorten our product development life-cycle and time to market, and also ensure timely certification of our products in each market.

We also plan to continue efforts to improve our cost structure and streamline all aspects of our business, including a continued strategic review of under-performing products and businesses, as well as consolidating and upgrading some of our global suppliers. In connection with our transformation efforts, we have approved restructuring plans under which we have reduced headcount, closed facilities and planned to exit under-performing businesses. We expect to incur additional costs under the previously approved plans and expect to approve additional plans and make strategic changes in the future. Our existing and future restructuring plans may generate ongoing savings, some of which will continue to be reinvested into growth initiatives as part of our transformation program. Overall, spending may increase further depending on the costs of any future restructuring plans, costs associated with new acquisitions or ongoing integration of past acquisitions, costs to exit under-performing businesses, as well as costs related to resolving legal and tax matters.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance working capital, pay for contractual commitments, service our debt, and make capital expenditures and investments. As of October 31, 2016, our primary sources of liquidity were $148.4 million of cash and cash equivalents, as well as amounts available to us under the revolving loan that is part of our Credit Agreement.

Cash and cash equivalents as of October 31, 2016 included $132.3 million held by our foreign subsidiaries. If we decide to distribute or use the cash and cash equivalents held by our foreign subsidiaries outside those foreign jurisdictions, including a distribution to the U.S., we may be subject to additional taxes or costs, or face regulatory restrictions on the amount of cash that can be distributed out of some countries.

We also held $10.8 million in restricted cash as of October 31, 2016, which was mainly comprised of pledged deposits.

As of October 31, 2016, our outstanding borrowings consisted of a $525.0 million term A loan, $195.5 million term B loan, $204.7 million drawn against a revolving loan commitment, and $11.6 million under capital leases and other debt. In addition, $295.3 million was available for draw on the revolving loan commitment, subject to covenant requirements. See Note 10, Financings, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information regarding our borrowings. We were in compliance with all financial covenants under our credit agreement as of October 31, 2016.

As of October 31, 2016, we had outstanding interest rate swap agreements to effectively convert $500.0 million of the term A loan from a floating rate plus applicable margin to a 1.20% fixed rate plus applicable margin. During fiscal year 2016, we also have a number of new interest rate swap agreements to convert $350.0 million of the term A loan to a fixed rate of 0.975% plus applicable margin. See Note 8, Financial Instruments, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information regarding the swap agreements.

In September 2015, our Board of Directors authorized a program to repurchase shares of our common stock with an aggregate value of up to $200.0 million, with no expiration from the date of authorization. During the fiscal year ended October 31, 2016 and October 31, 2015, we repurchased approximately 2.6 million and 2.7 million shares of our common stock on the open market at an average repurchase price of $28.02 and $28.66 per share totaling $73.4 million and $76.6 million, respectively. As of October 31, 2016, there was $50.0 million remaining available for stock repurchases. The timing and actual amount of the share repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities, including mergers and acquisitions, market conditions and other factors. We are not obligated to repurchase any specific number of shares under the program and the repurchase program may be modified, suspended or discontinued at any time.

On December 23, 2015, in connection with the acquisition of InterCard AG, we paid 85.0 million Euro in cash (approximately $92.4 million at the foreign exchange rate on the acquisition date.) We also paid approximately $1.3 million related to this acquisition during August 2016.

In February 2016, we made cash payments totaling approximately $87.5 million in connection with the acquisition of AJB.

As part of our cost optimization and corporate transformation initiatives, we have approved restructuring plans under which we made cash payments totaling $11.6 million during the fiscal year ended October 31, 2016. We expect to make additional cash payments totaling approximately $9.0 million under these plans in fiscal year 2017, and may approve additional restructuring plans as our transformation initiatives continue.

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

Bank Guarantees

We have issued bank guarantees with maturities ranging from two months to nine years to certain of our customers and vendors as required in some countries to support certain performance obligations under our service or other agreements with those parties. As of October 31, 2016, the maximum amount that may become payable under these guarantees was $13.0 million, of which $1.6 million was collateralized by restricted cash deposits.

Statement of Cash Flows

The net decrease in cash and cash equivalents are summarized in the following table (in thousands):

	Years Ended October 31,
	2016	Change	2015	Change	2014
Net cash provided by (used in):
Operating activities	$193,740	$(55,547)	$249,287	$50,220	$199,067
Investing activities	(275,189)	(146,740)	(128,449)	(50,556)	(77,893)
Financing activities	24,359	157,917	(133,558)	(5,487)	(128,071)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(3,428)	25,169	(28,597)	(17,461)	(11,136)
Net decrease in cash and cash equivalents	$(60,518)	$(19,201)	$(41,317)	$(23,284)	$(18,033)

Fiscal Year 2016 vs. Fiscal Year 2015

Operating Activities

Net cash provided by operating activities for the fiscal year ended October 31, 2016 was $193.7 million, down $55.5 million from $249.3 million in cash provided during the fiscal year ended October 31, 2015, primarily due to a $90.1 million decrease in consolidated net income partially offset by a $34.6 million improvement as a result of better working capital management.

Investing Activities

Net cash used in investing activities for the fiscal year ended October 31, 2016 was $275.2 million, compared to $128.4 million for the fiscal year ended October 31, 2015, up $146.7 million, due primarily to an increase of $150.1 million in payments for acquired businesses during the fiscal year ended October 31, 2016.

Financing Activities

Net cash provided by financing activities for the fiscal year ended October 31, 2016 was $24.4 million, compared to $133.6 million of cash used for the fiscal year ended October 31, 2015, a $157.9 million change, due primarily to $180.6 million additional borrowings for business acquisitions and stock repurchases, which was partially offset by a $9.7 million decrease in stock repurchases and an $8.1 million decrease in proceeds from issuance of common stock through employee equity incentive plans in the current year compared to the prior year.

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

Contractual Obligations

The following table summarizes our contractual obligations as of October 31, 2016 (in thousands):

	Years Ended October 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Amended and restated Credit Agreement (1)	$87,253	$85,833	$629,079	$8,615	$191,874	$—	$1,002,654
Capital lease obligations and other loans	4,932	2,685	2,655	1,809	86	264	12,431
Operating leases (2)	48,065	28,782	24,210	18,166	13,575	14,926	147,724
Minimum purchase obligations	110,900	—	—	—	—	—	110,900
Other	—	—	—	—	113	—	113
Total	$251,150	$117,300	$655,944	$28,590	$205,648	$15,190	$1,273,822

(1)
Contractual obligations for the amended and restated Credit Agreement include interest calculated using the rate in effect as of October 31, 2016 applied to the expected outstanding debt balance considering the minimum principal payments due each year.

(2)
Operating leases include $74.4 million of minimum contractual obligations on leases for our taxi solutions business where payments are based upon the number of operational taxicabs with our advertising displays as of October 31, 2016.

As of October 31, 2016, the amount payable for unrecognized tax benefits was $33.7 million, including accrued interest and penalties, none of which is expected to be paid within one year. This amount is included in Other long-term liabilities in our Consolidated Balance Sheets as of October 31, 2016. We are unable to make a reasonably reliable estimate as to when cash settlement with the applicable taxing authorities may occur; therefore, such amounts are not included in the above contractual obligations table.

We expect that we will be able to fund our remaining obligations and commitments with future cash flows from our ongoing operations, and our $148.4 million of cash and cash equivalents held as of October 31, 2016. To the extent we are unable to fund these obligations and commitments with existing cash and cash flows from operations, amounts may be available under our amended and restated credit agreement or future debt or equity financings.

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

In connection with the realignment of our business into two new operating segments during the first quarter of 2016, we updated our goodwill impairment assessment based on a quantitative analysis. We first evaluated the goodwill of our reporting units immediately prior to the realignment and concluded that there was no impairment. We then allocated our goodwill to the new reporting units using a relative fair value approach, and re-confirmed that there is no impairment. Our Taxi Solutions reporting unit, which was allocated $48.8 million of goodwill, had a fair value approximately 10% above carrying value. The other reporting units, which were each allocated approximately $500 million of goodwill, had fair values approximately two times or greater than their carrying values.

Additionally, during the third quarter of fiscal year 2016, management began a strategic review of under-performing businesses and concluded that there may be an indication of impairment of our Taxi Solutions reporting unit. Accordingly, we updated our goodwill impairment assessment of the Taxi Solutions reporting unit based on a quantitative assessment and concluded that the Taxi Solutions reporting unit had a fair value approximately 18% above carrying value and there was no impairment. Considering the sensitivity of the analyses performed, we evaluated the impact of a hypothetical 10% decrease in the estimated fair value of our reporting units and concluded that the estimated fair value of our Taxi Solutions reporting unit in excess of its carrying value would be approximately 5%, and the fair value of our other reporting units remain substantially in excess of their carrying value.

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

Critical estimates in valuing acquired assets and assumed liabilities include but are not limited to: future expected cash flows from customer contracts, customer lists, distribution agreements, acquired developed technologies, and patents; expected costs to complete development of in process research and development into commercially viable products and estimating the cash flows from those projects when completed; brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in our product portfolio; customer attrition rates, future net revenues we expect to generate from the acquired media contracts, future earnings and other performance measures of our acquired businesses and discount rates.

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

Long-Lived Assets

We make judgments about the recoverability of long-lived assets, including fixed assets and purchased finite-lived intangible assets whenever events or changes in circumstances indicate that an impairment may exist. Each period we evaluate the estimated remaining useful lives of long-lived assets and whether events or changes in circumstances warrant a revision to the remaining periods of depreciation or amortization. If circumstances arise that indicate an impairment may exist, we use an estimate of the undiscounted value of expected future operating cash flows to determine whether the long-lived assets are impaired. Long-lived assets will be evaluated for impairment either individually or in asset groups where their cash flows are largely independent of cash flows generated from other long-lived assets. If the aggregate undiscounted cash flows are less than the carrying amount of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying amount of the assets over the fair value of such assets, with the fair value generally determined using the DCF method. Application of the DCF method for long-lived assets requires judgment and market participant assumptions related to the amount and timing of future expected cash flows, terminal value growth rates, and appropriate discount rates. Different judgments or assumptions could result in materially different fair value estimates.

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

Interest Rate Risk

We are exposed to interest rate risk related to our borrowings. These borrowings generally bear interest based upon the one-month LIBOR rate. As of October 31, 2016, a 100 basis point increase in interest rates on our borrowings subject to variable interest rate fluctuations would increase our interest expense by approximately $8.8 million annually.
As of October 31, 2016, we had outstanding interest rate swap agreements to effectively convert $500.0 million of the term A loan from a floating rate plus applicable margin to a 1.20% fixed rate plus applicable margin. These interest rate swap agreements will decrease in the future and effectively convert $450.0 million of the term A loan from a floating rate plus applicable margin to a 1.20% fixed rate plus applicable margin from April 1, 2017 through September 30, 2017, and $400.0 million from October 1, 2017 through March 30, 2018. The swap agreements expire March 30, 2018. On June 17, 2016, we entered into a number of new interest rate swap agreements to convert $350.0 million of the term A loan to a fixed rate of 0.975% plus applicable margin from March 30, 2018 through June 30, 2019.

We generally hold most of our cash in non-interest bearing bank accounts. However, some of the funds are placed in overnight and short-term instruments, which would earn more interest income if market interest rates rise and less interest income if market interest rates fall.

Foreign Currency Transaction Risk

Customers outside the U.S. account for a substantial majority of our sales. A substantial portion of the net revenues we generate from international sales is denominated in currencies other than the U.S. dollar, particularly the Euro, Brazilian real, Swedish krona, Australian dollar, and the British pound. Additionally, portions of our cost of net revenues and operating expenses are incurred by our international operations and are denominated in currencies other than the U.S. dollar. For consolidated reporting, net revenues and expenses denominated in currencies other than the U.S. dollar, which we refer to as Income Statement Exposures, are translated to the U.S. dollar at average currency exchange rates for the period. Thus, even if foreign operating results were stable, fluctuating currency rates may produce volatile reported results. We have from time to time made efforts to mitigate Income Statement Exposures by hedging with currency derivatives. As of October 31, 2016 and 2015, we had no derivatives related to Income Statement Exposures. We may in the future use foreign exchange forward contracts or other derivatives to hedge Income Statement Exposures, depending upon the risks of the exposures, the costs of hedging, and other considerations. However, hedges of Income Statement Exposures will only mitigate a portion of our risk and only for a short period.

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

Our outstanding foreign exchange forward contracts as of October 31, 2016 are presented in the table below (in thousands). The fair market value of the contracts represents the difference between the spot currency rate at October 31, 2016 and the contracted rate. All of these forward contracts mature within 30 days of October 31, 2016.

	Currency	Local Currency Contract Amount	Currency	Contracted Amount	Fair Market Value at October 31, 2016
Contracts to (buy) sell non-USD currencies:
Argentine peso	ARS	(130,000)	USD	8,373	$(29)
Australian dollar	AUD	(9,000)	USD	6,834	(1)
Brazilian real	BRL	25,000	USD	(7,955)	(90)
British Pound	GBP	(5,200)	USD	6,326	(6)
Canadian dollar	CAD	(18,000)	USD	13,449	3
Chinese renminbi	CNY	40,000	USD	(5,885)	4
Danish krone	DKK	(45,000)	USD	6,613	8
Euro	EUR	27,000	USD	(29,479)	(3)
Indian rupee	INR	200,000	USD	(2,979)	8
Israeli shekel	ILS	13,000	USD	(3,375)	4
Mexican peso	MXN	(80,000)	USD	4,230	(3)
New Zealand dollar	NZD	(38,000)	USD	27,032	3
Norwegian Kroner	NOK	(40,000)	USD	4,840	(4)
South African rand	ZAR	(45,000)	USD	3,229	2
South Korean won	KRW	(3,500,000)	USD	3,082	18
Swedish Krona	SEK	290,000	USD	(32,041)	5
Thai Baht	THB	(170,000)	USD	4,836	(3)
Turkish Lira	TRY	(14,000)	USD	4,471	1
Total fair market value					$(83)

As of October 31, 2016, our Balance Sheet Exposures amounted to $248.3 million. These Balance Sheet Exposures were partially offset by foreign exchange forward contracts with a notional amount of $175.0 million. Based on our net exposures as of October 31, 2016, a 10% fluctuation in currency exchange rates would result in a gain or loss of approximately $7.3 million.

As of October 31, 2016, we had one Balance Sheet Exposure not expected to be paid in the near term, an Israeli shekel payable equivalent to $46.3 million. Excluding this exposure from the Israeli subsidiary's net liability exposure of $49.4 million results in a $3.1 million net asset position. Deducting the $46.3 million absolute value difference from our total Balance Sheet Exposures of $248.3 million results in a total Near-Term Balance Sheet Exposure of $202.0 million. A 10% movement in currency exchange rates would result in a gain or loss of approximately $2.6 million that we would expect to be realized in the foreseeable future.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of VeriFone Systems, Inc.

We have audited the accompanying consolidated balance sheets of VeriFone Systems, Inc. as of October 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the three years in the period ended October 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VeriFone Systems, Inc. at October 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VeriFone Systems, Inc.'s internal control over financial reporting as of October 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 27, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California
December 27, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of VeriFone Systems, Inc.
We have audited VeriFone Systems, Inc.'s internal control over financial reporting as of October 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). VeriFone Systems, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of InterCard AG, which is included in the October 31, 2016 consolidated financial statements of VeriFone Systems, Inc. and constituted 5 percent and 11 percent of total and net assets, respectively, as of October 31, 2016 and 2 percent of net revenues, for the year then ended. Our audit of internal control over financial reporting of VeriFone Systems, Inc. also did not include an evaluation of the internal control over financial reporting of InterCard AG.
In our opinion, VeriFone Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VeriFone Systems, Inc. as of October 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the three years in the period ended October 31, 2016 and our report dated December 27, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
San Jose, California
December 27, 2016

VERIFONE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended October 31,
	2016	2015	2014
	(In thousands, except per share data)
Net revenues:
Systems	$1,236,361	$1,309,628	$1,162,226
Services	755,788	690,829	706,648
Total net revenues	1,992,149	2,000,457	1,868,874
Cost of net revenues:
Systems	744,311	773,816	733,043
Services	453,527	400,658	411,114
Total cost of net revenues	1,197,838	1,174,474	1,144,157
Total gross margin	794,311	825,983	724,717
Operating expenses:
Research and development	207,503	198,135	197,813
Sales and marketing	217,039	224,745	212,766
General and administrative	204,552	203,978	204,005
Restructuring and related charges	41,254	8,429	15,300
Litigation settlement and loss contingency expense (benefit)	650	1,213	(8,632)
Amortization of purchased intangible assets	90,534	82,492	97,580
Total operating expenses	761,532	718,992	718,832
Operating income	32,779	106,991	5,885
Interest expense, net	(34,564)	(31,455)	(42,472)
Other income (expense), net	3,612	(2,588)	(3,297)
Income (loss) before income taxes	1,827	72,948	(39,884)
Income tax provision (benefit)	11,527	(7,409)	(3,442)
Consolidated net income (loss)	(9,700)	80,357	(36,442)
Net income (loss) attributable to noncontrolling interests	419	(1,260)	(1,688)
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$(9,281)	$79,097	$(38,130)
Net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Basic	$(0.08)	$0.69	$(0.34)
Diluted	$(0.08)	$0.68	$(0.34)
Weighted average number of shares used in computing net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Basic	110,829	114,044	111,586
Diluted	110,829	115,934	111,586

The accompanying notes are an integral part of these consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended October 31,
	2016	2015	2014
	(In thousands)
Consolidated net income (loss)	$(9,700)	$80,357	$(36,442)

Other comprehensive income (loss):
Foreign currency translation adjustments	(46,618)	(183,895)	(121,068)
Unrealized gain (loss) on derivatives designated as cash flow hedges
Change in unrealized gain (loss) on derivatives designated as cash flow hedges, net of tax	(1,971)	(7,830)	4,088
Amounts reclassified from Accumulated other comprehensive income (loss), net of tax	3,961	4,141	(2,794)
Net change in unrealized gain (loss) on derivatives designated as cash flow hedges	1,990	(3,689)	1,294
Net change in pension plan obligations	(4,045)	93	97
Other comprehensive loss	(48,673)	(187,491)	(119,677)
Total comprehensive loss	(58,373)	(107,134)	(156,119)
Less: net income (loss) attributable to noncontrolling interests	419	(1,260)	(1,688)
Comprehensive loss attributable to VeriFone Systems, Inc. stockholders	$(57,954)	$(108,394)	$(157,807)

The accompanying notes are an integral part of these consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	October 31,
	2016	2015
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$148,352	$208,870
Accounts receivable, net of allowances of $14,063 and $8,752, respectively	323,447	361,988
Inventories	175,231	129,716
Prepaid expenses and other current assets	110,397	81,690
Total current assets	757,427	782,264
Property and equipment, net	202,277	190,965
Purchased intangible assets, net	306,298	317,517
Goodwill	1,110,493	1,084,031
Deferred tax assets, net	36,989	35,896
Other long-term assets	81,323	62,389
Total assets	$2,494,807	$2,473,062
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$154,574	$189,354
Accruals and other current liabilities	213,411	229,900
Deferred revenue, net	104,797	82,899
Short-term debt	66,017	39,088
Total current liabilities	538,799	541,241
Long-term deferred revenue, net	66,516	55,322
Deferred tax liabilities, net	99,371	102,921
Long-term debt	859,896	760,241
Other long-term liabilities	76,840	78,896
Total liabilities	1,641,422	1,538,621
Commitments and contingencies
Redeemable noncontrolling interest in subsidiary	4,980	—
Stockholders’ equity:
Preferred stock: $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 111,261 and 112,684 shares issued and outstanding as of October 31, 2016 and 2015, respectively	1,113	1,125
Additional paid-in capital	1,771,951	1,726,416
Accumulated deficit	(618,339)	(535,716)
Accumulated other comprehensive loss	(340,994)	(292,321)
Total VeriFone Systems, Inc. stockholders’ equity	813,731	899,504
Noncontrolling interests in subsidiaries	34,674	34,937
Total equity	848,405	934,441
Total liabilities, redeemable noncontrolling interest in subsidiary and equity	$2,494,807	$2,473,062
The accompanying notes are an integral part of these consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock Voting		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling interest in subsidiaries	Total Equity
	Shares	Amount
		(In thousands)
Balance as of October 31, 2013	110,160	$1,102	$1,598,735	$(500,078)	$14,847	$1,114,606	$36,455	$1,151,061
Issuance of common stock, net of issuance costs	3,154	31	35,722	—	—	35,753	—	35,753
Tax payments related to restricted stock units	—	—	(12,907)	—	—	(12,907)	—	(12,907)
Stock-based compensation expense	—	—	53,897	—	—	53,897	—	53,897
Tax effects of stock-based compensation	—	—	248	—	—	248	—	248
Dividends paid to noncontrolling interests shareholders	—	—	—	—	—	—	(1,854)	(1,854)
Total comprehensive income (loss)	—	—	—	(38,130)	(119,677)	(157,807)	1,507	(156,300)
Balance as of October 31, 2014	113,314	1,133	1,675,695	(538,208)	(104,830)	1,033,790	36,108	1,069,898
Issuance of common stock, net of issuance costs	1,828	19	12,885	—	—	12,904	—	12,904
Tax payments related to restricted stock units	—	—	(4,571)	—	—	(4,571)	—	(4,571)
Stock-based compensation expense	—	—	42,253	—	—	42,253	—	42,253
Tax effects of stock-based compensation	—	—	(268)	—	—	(268)	—	(268)
Stock repurchases	(2,458)	(27)	—	(76,605)	—	(76,632)	—	(76,632)
Adjustment on redemption of noncontrolling interest	—	—	422	—	—	422	—	422
Dividends paid to noncontrolling interests shareholders	—	—	—	—	—	—	(2,412)	(2,412)
Total comprehensive income (loss)	—	—	—	79,097	(187,491)	(108,394)	1,241	(107,153)
Balance as of October 31, 2015	112,684	1,125	1,726,416	(535,716)	(292,321)	899,504	34,937	934,441
Issuance of common stock, net of issuance costs	1,411	14	5,061	—	—	5,075	—	5,075
Tax payments related to restricted stock units	—	—	(1,969)	—	—	(1,969)	—	(1,969)
Stock-based compensation expense	—	—	42,278	—	—	42,278	—	42,278
Tax effects of stock-based compensation	—	—	165	—	—	165	—	165
Stock repurchases	(2,834)	(26)	—	(73,342)	—	(73,368)	—	(73,368)
Dividends paid to noncontrolling interests shareholders	—	—	—	—	—	—	(2,293)	(2,293)
Total comprehensive income (loss)	—	—	—	(9,281)	(48,673)	(57,954)	2,030	(55,924)
Balance as of October 31, 2016	111,261	$1,113	$1,771,951	$(618,339)	$(340,994)	$813,731	$34,674	$848,405

The accompanying notes are an integral part of these consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities
Consolidated net income (loss)	$(9,700)	$80,357	$(36,442)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization	179,236	169,400	213,641
Stock-based compensation expense	42,278	42,253	53,897
Deferred income taxes, net	(13,980)	(31,574)	(37,975)
Non-cash restructuring and related charges	31,208	—	—
Write-off of debt issuance cost upon extinguishment	—	—	7,153
Other	(6,225)	13,050	16,811
Net cash provided by operating activities before changes in operating assets and liabilities	222,817	273,486	217,085
Changes in operating assets and liabilities:
Accounts receivable, net	59,600	(75,432)	(29,518)
Inventories	(45,679)	(16,415)	9,454
Prepaid expenses and other assets	779	(16,934)	10,154
Accounts payable	(39,571)	41,206	47,389
Deferred revenue, net	28,708	12,707	20,042
Other current and long-term liabilities	(32,914)	30,669	(75,539)
Net change in operating assets and liabilities	(29,077)	(24,199)	(18,018)
Net cash provided by operating activities	193,740	249,287	199,067
Cash flows from investing activities
Capital expenditures	(105,335)	(106,492)	(85,011)
Acquisition of businesses, net of cash and cash equivalents acquired	(172,219)	(22,072)	—
Other investing activities, net	2,365	115	7,118
Net cash used in investing activities	(275,189)	(128,449)	(77,893)
Cash flows from financing activities
Proceeds from debt, net of issuance costs	560,378	125,000	1,099,434
Repayments of debt	(453,054)	(198,289)	(1,260,794)
Proceeds from issuance of common stock through employee equity incentive plans	5,125	13,269	35,384
Stock repurchases	(79,866)	(70,134)	—
Other financing activities, net	(8,224)	(3,404)	(2,095)
Net cash provided by (used in) financing activities	24,359	(133,558)	(128,071)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(3,428)	(28,597)	(11,136)
Net decrease in cash and cash equivalents	(60,518)	(41,317)	(18,033)
Cash and cash equivalents, beginning of period	208,870	250,187	268,220
Cash and cash equivalents, end of period	$148,352	$208,870	$250,187
Supplemental disclosures of cash flow information
Cash paid for interest	$29,757	$27,301	$32,253
Cash paid for income taxes	$28,203	$20,529	$27,333

The accompanying notes are an integral part of these consolidated financial statements.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Principles of Consolidation and Summary of Significant Accounting Policies

Business Description

We are a global leader in payments and commerce solutions. We provide expertise, solutions and services that add value at the retail point-of-sale and enable innovative forms of commerce. We focus on delivering innovative POS payment capabilities, value-added services that increase merchant revenues and enhance the consumer experience, and solutions that enrich and improve the interaction between merchant and consumers. Today we are an industry leader in multi-application payment systems deployments. Key industries in which we operate include financial services, retail, petroleum, restaurant, hospitality, taxi, transportation, and healthcare.

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

Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of VeriFone Systems, Inc. ("Verifone") and our wholly-owned and majority-owned subsidiaries, including a variable interest entity where we are deemed to be the primary beneficiary. Amounts pertaining to the noncontrolling ownership interests held by third parties in the operating results and financial position of our majority-owned subsidiaries are reported as noncontrolling interests. All intercompany accounts and transactions have been eliminated. The Consolidated Financial Statements also include the results of companies acquired by us from the date of each acquisition.

Certain prior period amounts reported in our Consolidated Financial Statements and notes thereto have been reclassified to conform to the current period presentation, with no impact on previously reported operating results or financial position. For example, restructuring and related charges are now presented in a separate line in our Consolidated Statements of Operations for all periods presented.

During December 2015, our Chief Executive Officer realigned the company's organizational structure to focus on two global product lines: Verifone Systems and Verifone Services. Verifone Systems delivers point of sale electronic payment devices that run our unique operating systems, security and encryption software, and certified payment software for both payments and commerce. Verifone Services delivers device related leasing and maintenance, payment transaction routing and reporting, and commerce based services such as advertising on digital screens. As a result of this organizational change, effective for the first quarter of 2016, our operating and reportable segments shifted from geographic-based segments to two global product segments. All prior period amounts reported by geographic segment have been reclassified to conform to the current presentation, except goodwill. See Note 9, Goodwill and Purchased Intangible Assets for additional information.

Our Chief Executive Officer has announced that Verifone Systems and Verifone Services will be merged into a single business unit, Verifone Solutions, in fiscal year 2017. As a result of this organization change, our reportable segments may change in fiscal year 2017.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We determine our operating segments considering our overall management structure, how forecasts are approved, how executive compensation is determined, our organizational chart, as well as how our Chief Executive Officer, who is our chief operating decision maker, regularly reviews our operating results, assesses performance, allocates resources, and makes decisions regarding Verifone's operations. Our reportable segments in fiscal year 2016 were the same as our operating segments.

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

Monetary assets and liabilities denominated in currencies other than the functional currency of that subsidiary are remeasured to the functional currency using exchange rates in effect as of the applicable balance sheet dates. Gains and losses from these remeasurements are recorded as Other income (expense), net in our Consolidated Statements of Operations.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

System solutions net revenues include net revenues from the sale of products and associated perpetual software licenses and accessories. Services net revenues include net revenues from payment-related services, installation, customer support, repair services related to our System solutions, transaction processing, custom software development, and extended warranties, as well as from advertising in and on taxis and displays at petroleum dispensers, and leases of our products.

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

Software development costs incurred to develop software products for resale, including the costs of software components of our products, are subject to capitalization beginning when a product's technological feasibility has been established and ending when a software or product is available for general release to customers. In most instances, our products are released soon after technological feasibility has been established; therefore, software development costs incurred subsequent to achievement of technological feasibility are usually not significant, and generally most software development costs have been expensed as incurred. Capitalized costs of software for resale are amortized on a straight-line basis over the estimated life of the software or associated product, generally three to five years, commencing when the respective software or product is available to customers.

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

Amortization related to capitalized software development costs totaled $5.1 million, $5.5 million, and $4.6 million for the fiscal years ended October 31, 2016, 2015, and 2014, respectively. Unamortized capitalized software development costs totaled $55.1 million and $35.5 million as of October 31, 2016 and 2015, respectively, and are recorded as a component of Other long-term assets in our Consolidated Balance Sheets.

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

We recognize a liability for costs associated with the closure of facilities when the liability is incurred. We measure these liabilities at fair value. Costs to terminate a contract before the end of its term are recognized when we terminate the contract in accordance with the contract terms. Costs that will continue to be incurred under a contract for its remaining term without economic benefit, net of estimated sublease income, are recognized at the facility cease-use date.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We have established valuation allowances on U.S. deferred tax assets and certain non-U.S. deferred tax assets because realization of these tax benefits through future taxable income is not more likely than not as of October 31, 2016 and 2015. We intend to maintain the valuation allowances until sufficient positive evidence exists to support the reversal of the valuation allowances. An increase in the valuation allowance would result in additional tax expense in such period. We make estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from the estimates, the amount of the valuation allowance could be materially impacted.

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

VERIFONE SYSTEMS, INC.
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

Our non-financial assets, such as goodwill, purchased intangible assets, and property, plant and equipment, are carried at cost until there are indicators of impairment, and are recorded at fair value only when an impairment charge is recognized.

Derivative Financial Instruments

We use derivative financial instruments to manage certain exposures to foreign currency exchange rate and interest rate risks. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates and interest rates.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We do not use derivative financial instruments for speculative or trading purposes, nor do we hold or issue leveraged derivative financial instruments. Our derivative financial instruments do not include a right of offset, and we do not offset derivative financial assets against derivative financial liabilities.

Our derivative financial instruments consist primarily of foreign exchange forward contracts, which we use to hedge certain existing and anticipated foreign currency denominated transactions, and interest rate swaps, which we use to hedge a portion of the variability in cash flows related to our interest payments. We recognize the estimated fair value of our outstanding derivative financial instruments on our Consolidated Balance Sheets at the end of each reporting period as either assets or liabilities. Foreign exchange forward contracts generally mature within 90 days of inception. The interest rate swaps will mature on June 30, 2019.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We periodically evaluate whether changes have occurred that would render our long-lived assets not recoverable. If such circumstances arise, we use an estimate of the undiscounted value of expected future operating cash flows to determine whether the long-lived assets are impaired. If the aggregate undiscounted cash flows are less than the carrying amount of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying amount of the assets over the fair value of such assets, with the fair value generally determined based on an estimate of discounted future cash flows. For assets held for sale, to the extent the carrying value is greater than the asset's fair value less costs to sell, an impairment loss is recognized for the difference.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In the event that we realign our reporting units, we allocate our goodwill to the new reporting units using the relative fair value approach. We perform an assessment of any potential goodwill impairment immediately prior to and after the reallocation of goodwill to the new reporting units. As a result of the change to our two new operating segments in December 2015, we have realigned our reporting units and performed our goodwill impairment assessment. See Note 9, Goodwill and Purchased Intangible Assets, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If we determine that a pre-acquisition non-income tax related contingency is probable in nature and estimable as of the acquisition date, we record our best estimate for such contingency as a part of the preliminary purchase price allocation. We often continue to gather related information and evaluate our pre-acquisition contingencies throughout the measurement period and if we make changes to the amounts recorded or if we identify additional pre-acquisition contingencies during the measurement period, such amounts will be recorded in the period in which they are identified. Subsequent to our final determination of the contingency's estimated value within the measurement period, changes to these contingencies could have a material impact on our results of operations and financial position.

In addition, uncertain tax positions and tax-related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly with any adjustments to our preliminary estimates being recorded to goodwill provided that we are within the measurement period, and we continue to collect information in order to determine their estimated values. Subsequent to the measurement period or our final determination of the tax allowance’s estimated value, changes to these uncertain tax positions and tax-related valuation allowances will affect our Income tax provision (benefit) in our Consolidated Statements of Operations and could have a material impact on our results of operations and financial position.

Acquisition-related costs are expensed as incurred.

Redeemable Noncontrolling Interest in Subsidiary

The redeemable noncontrolling interest in subsidiary is recognized at the greater of the initial carrying amount increased or decreased for the noncontrolling interest's share of net income or loss, or its redemption value.

Variable Interest Entities

We evaluate our equity method investments to determine whether any investee is a variable interest entity. If we conclude that an investee is a variable interest entity, we evaluate our power to direct the activities of the investee, our obligation to absorb the expected losses of the investee and our right to receive the expected residual returns of the investee to determine whether we are the primary beneficiary of the investee. If we are the primary beneficiary of a variable interest entity, we consolidate such entity and reflect the non-controlling interest of other beneficiaries of that entity. If we conclude that an investee is not a variable interest entity, we do not consolidate the investee and account for the investment under either the equity or cost method.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our accounts receivable are derived from sales to a large number of direct customers, resellers, and distributors globally. We perform ongoing evaluations of our customers' financial condition and limit the amount of credit extended when deemed necessary, but generally require no collateral. As of October 31, 2016 and 2015 no single customer accounted for more than 10% of our total Accounts receivable, net. For fiscal years 2016, 2015, and 2014 no single customer accounted for more than 10% of our total Net revenues.

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

Recent Accounting Pronouncements

During May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as amended by ASU 2015-14, 2016-08, 2016-10, and 2016-12, which provides new guidance on the recognition of revenue and states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of reporting periods beginning after December 15, 2016. We expect to adopt ASU 2014-09 effective in the first interim period of our fiscal year ending October 31, 2019. We are currently evaluating the transition method we will use and the impact of this new pronouncement on our consolidated financial position and results of operations.

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

During February 2016, the FASB issued ASU 2016-02, Leases, which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In connection with this new guidance, the FASB created Topic 842, Leases, which supersedes Topic 840, Leases. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. We are currently in the process of evaluating our adoption timing and the impact of this new pronouncement on our consolidated financial position and results of operations.

During March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures, which eliminates the requirement to retrospectively apply the equity method in previous periods when an investor initially obtains significant influence over a previously held investment and requires the investor to apply the equity method prospectively from the date the investment qualifies for the equity method. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The adoption of this standard is not expected to have a material impact on our consolidated financial position and results of operations.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of this standard is not expected to have a material impact on our consolidated statements of cash flow.

During October 2016, the FASB issued ASU 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year. The new standard must be adopted using a modified retrospective transition method which is a cumulative-effective adjustment to retained earnings as of the beginning of the first effective reporting period. We are currently in the process of evaluating the impact of this new pronouncement on our consolidated financial position and results of operations.

During October 2016, the FASB issued ASU 2016-17, Consolidation - Interests Held through Related Parties That Are under Common Control, to amend the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity should treat indirect interests in the entity held through related parties that are under common control within the reporting entity when determining whether it is the primary beneficiary of that variable interest entity. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial position and results of operations.

During November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flow. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The new standard must be adopted retrospectively. We are currently in the process of evaluating the impact of this new pronouncement on our consolidated statements of cash flows.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2. Business Combinations

Fiscal Year 2016 Acquisitions

During fiscal year 2016, we completed three business combinations with net assets as described in the table below for an aggregate consideration totaling $193.1 million, including $186.8 million of cash paid on acquisition date, contingent consideration with a fair value of $5.0 million at the acquisition date and $1.3 million in future consideration based on the exchange rate at the acquisition date. No Verifone equity was issued, and in each transaction all the outstanding equity of the applicable business was acquired, except for Panaroma Bilisim Teknolojileri Sanayi Ve Ticaret Anonim Sirketi, in which we acquired 51% of the voting equity interest. We acquired these businesses to expand our operations in Germany, North America, and Turkey. Each acquisition was accounted for using the acquisition method of accounting.

The aggregate purchase consideration includes contingent consideration having a fair value as of the respective acquisition dates totaling $5.0 million. Future payments depend on the acquired entity reaching certain contribution levels during the first three years of operations after the acquisitions. The maximum liability on these contingent consideration payables is indeterminate because it is based on contributions from the acquired business. To date, we have not paid any amounts under the contingent consideration arrangements as measurement dates have not passed. The aggregate purchase price also includes holdback payments totaling $1.3 million that were paid in August 2016.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in thousands) at the acquisition date of each transaction:

	InterCard	AJB	Panaroma	Total
Acquisition date	December 23, 2015	February 2, 2016	May 20, 2016
Tangible assets acquired (liabilities assumed), net (1)	$3,874	$16,811	$(2,479)	$18,206
Purchased intangible assets (2)	52,681	41,100	14,220	108,001
Redeemable noncontrolling interest (3)	—	—	(7,430)	(7,430)
Goodwill (4)	37,292	30,989	6,090	74,371
Total purchase price	$93,847	$88,900	$10,401	$193,148

(1)
The net assets acquired include trade receivables valued at $23.5 million. The gross contractual value of the trade receivables was $31.5 million, of which $8.0 million was not expected to be collected.

(2)
Purchased intangible assets include customer relationships valued at $76.9 million, which are amortized over their estimated useful lives of one to thirteen years, acquired technology valued at $21.0 million, which are amortized over their estimated useful lives of four to six years, and other intangibles valued at $10.1 million, which are amortized over their estimated useful lives of one to seven years.

(3)
The minority shareholder holding the remaining 49% of Panaroma has a put option that is exercisable for three years after January 1, 2020 and if exercised requires us to purchase the remaining 49% equity of Panaroma at a multiple of earnings before taxes, depreciation and amortization for the year ended December 31, 2019. Since the noncontrolling interest is redeemable at the option of the minority shareholder and is outside our control, it is reported in the mezzanine section in the Consolidated Balance Sheets and recognized at the greater of the initial carrying amount increased or decreased for the noncontrolling interest's share of net income or loss, or its redemption value.

(4)
Goodwill represents the expected benefits of combining the acquisitions' operations with our operations. Goodwill from the InterCard and AJB acquisitions was assigned to our Verifone Services reportable segment. The goodwill of the Panaroma acquisition was assigned to our Verifone Systems reportable segment. The goodwill associated with the AJB acquisition that is deductible for income tax purposes is $19.3 million and goodwill recognized on the other fiscal year 2016 acquisitions is not deductible for income tax purposes.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The primary areas of the preliminary purchase price allocation that have not yet been finalized are the fair value of income and non-income based taxes related to the Panaroma acquisition, and residual goodwill as we need to perform more detailed analysis.

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

Fiscal Year 2015 Acquisitions

In fiscal year 2015, we completed five business combinations for consideration totaling $29.6 million, including $22.1 million of cash paid on acquisition date, $5.7 million in future consideration and contingent consideration with a fair value of $1.8 million at the acquisition dates. Each acquisition was accounted for using the acquisition method of accounting. These acquisitions were completed to augment our existing service offerings. Purchased intangible assets totaled $9.0 million related to developed and core technology, $2.8 million related to customer relationships, and $0.5 million related to other intangible assets. Goodwill from these acquisitions totaled $16.6 million, of which $5.1 million was deductible for income tax purposes. The goodwill was substantially assigned to our North America reportable segment in fiscal year 2015. In fiscal year 2016, in conjunction with the realignment of the company's organizational structure, we reallocated our goodwill to the new reporting units within our two new operating segments: Verifone Systems and Verifone Services. See Note 9, Goodwill and Purchased Intangible Assets for additional information.

Fiscal Year 2014 Acquisitions

In fiscal year 2014, we completed one business combination for contingent consideration with an $11.6 million fair value at the acquisition date. This acquisition was completed to augment our existing media service offerings. Purchased intangible assets, which principally related to customer relationships, totaled $4.8 million. Goodwill related to this acquisition totaled $6.8 million and was deductible for income tax purposes. The goodwill was assigned to our North America reportable segment in fiscal year 2014. In fiscal year 2016, in conjunction with the realignment of the company's organizational structure, we realigned our goodwill to the new reporting units within our two new operating segments: Verifone Systems and Verifone Services. See Note 9, Goodwill and Purchased Intangible Assets for additional information.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the computation of net income (loss) per share of common stock (in thousands, except per share data):

	Years Ended October 31,
	2016	2015	2014
Basic and diluted net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Numerator:
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$(9,281)	$79,097	$(38,130)
Denominator:
Weighted average shares attributable to VeriFone Systems, Inc. stockholders - basic	110,829	114,044	111,586
Weighted average effect of dilutive stock options, RSUs and RSAs	—	1,890	—
Weighted average shares attributable to VeriFone Systems, Inc. stockholders - diluted	110,829	115,934	111,586
Net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Basic	$(0.08)	$0.69	$(0.34)
Diluted	$(0.08)	$0.68	$(0.34)

For the fiscal years ended October 31, 2016 and 2014, equity incentive awards representing 6.2 million and 7.6 million shares of common stock were anti-dilutive because we incurred net losses for those periods. For the fiscal year ended October 31, 2015, equity incentive awards representing 1.5 million shares of common stock were excluded from the calculation of weighted average shares for diluted net income per share as they were anti-dilutive. Anti-dilutive awards, which include stock options, RSUs and RSAs, could impact future calculations of diluted net income per share if the fair market value of our common stock increases.

Note 4. Employee Benefit Plans

Retirement and Post-employment Plans

We maintain defined contribution retirement plans in certain countries, including a 401(k) plan for our U.S. employees. During fiscal years 2016, 2015, and 2014, we contributed $16.4 million, $13.9 million, and $15.4 million, respectively, to these plans.

We have defined benefit pension plans, as required by local laws, for our employees in certain countries, primarily Germany, France, and Taiwan, and non-retirement post-employment benefit plans for our employees in certain other countries, primarily Israel. These plans are not considered material to our financial position or results of operations.

Equity Incentive Plans

We have granted stock awards, including stock options, restricted stock units ("RSUs") and restricted stock awards ("RSAs") pursuant to stockholder-approved equity incentive plans. Our stock awards include vesting provisions that are based on either time, performance or market conditions. Shares issued to employees upon the exercise or vesting of equity incentive awards are issued from authorized but unissued common stock.

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

As of October 31, 2016, 8.1 million shares remained available for future grants under this plan. For purposes of the number of shares issuable under this plan, any awards granted as stock options are counted as one share for every award granted; RSUs or RSAs granted on or after June 29, 2011 are counted as 2.0 shares for every RSU or RSA granted; and RSUs or RSAs granted prior to June 29, 2011 are counted as 1.75 shares for every RSU or RSA granted.

Other Equity Incentive Plans

Stock options remain outstanding under several other equity incentive plans, including plans assumed in connection with our acquisitions of Hypercom and Lipman. We no longer grant stock options under any of these plans.

Equity Incentive Plan Activity

The following table provides a summary of stock option activity for the fiscal year ended October 31, 2016:

	Number of Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	3,593	$28.15
Granted	—	$—
Exercised	(450)	$11.24
Canceled	(70)	$24.40
Expired	(214)	$38.08
Outstanding at end of period	2,859	$30.16	2.30	$89,385
Vested or expected to vest at October 31, 2016	2,846	$30.19	2.29	$89,385
Exercisable at October 31, 2016	2,656	$30.70	2.18	$89,385

The weighted-average grant-date fair value per share for stock options granted during the fiscal years ended October 31, 2015, and 2014 was $13.44, and $10.76, respectively. The total intrinsic value of options exercised during the fiscal years ended October 31, 2016, 2015, and 2014 was $5.8 million, $14.5 million, and $32.4 million, respectively. We did not grant stock options in the fiscal year ended October 31, 2016.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of RSU and RSA activity for the fiscal year ended October 31, 2016 (in thousands):

	Number of Shares	Aggregate Intrinsic Value
Outstanding at beginning of period	3,324
Granted	1,863
Vested	(1,042)
Canceled	(767)
Outstanding at end of period	3,378	$52,291
Vested or expected to vest at October 31, 2016	2,880	$44,579
Vested and deferred at October 31, 2016	96	$1,492

During the fiscal year ended October 31, 2016 we granted 1.4 million RSUs with time-based vesting conditions and 0.4 million RSUs with performance-based vesting conditions contingent upon meeting certain financial and operational targets.

The weighted-average grant-date fair value per share for RSUs granted during the years ended October 31, 2016, 2015, and 2014 was $24.06, $36.14, and $34.93, respectively. There were no RSAs granted during the fiscal years ended October 31, 2016, 2015 or 2014.

The total fair value of RSUs and RSAs that vested during the fiscal years ended October 31, 2016, 2015, and 2014 was $23.3 million, $39.6 million, and $53.4 million, respectively.

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

We estimate the grant date fair value of RSUs that have market based vesting conditions using the Monte Carlo simulation method, using the following weighted-average assumptions:

	Years Ended October 31,
	2016	2015	2014
Expected term (in years)	3.0	3.0	3.0
Risk-free interest rate	1.3%	1.1%	1.0%
Expected dividend rate	0.0%	0.0%	0.0%
Expected stock price volatility	46.8%	52.7%	54.5%

Stock-Based Compensation Expense

The following table presents the stock-based compensation expense recognized in our Consolidated Statements of Operations (in thousands):

	Years Ended October 31,
	2016	2015	2014
Cost of net revenues	$3,324	$2,548	$1,994
Research and development	7,207	6,669	10,720
Sales and marketing	13,503	16,219	19,151
General and administrative	18,244	16,817	22,032
Total stock-based compensation expense	$42,278	$42,253	$53,897

Our computation of stock-based compensation expense includes an estimate of award forfeitures based on historical experience. We record compensation expense only for those awards that are expected to vest.

As of October 31, 2016, total unrecognized stock-based compensation expense was $1.6 million related to unvested stock options and $64.9 million related to unvested RSUs. These amounts are expected to be recognized over the remaining weighted-average vesting periods of 1.1 years for stock options and 2.5 years for RSUs.

Note 5. Stock Repurchase Program
In September 2015, our Board of Directors authorized a program to repurchase shares of our common stock with an aggregate value of up to $200.0 million, with no expiration from the date of authorization. As of October 31, 2016, there was $50.0 million remaining available for stock repurchases under this program. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans. The timing and actual amount of the share repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities, including mergers and acquisitions, market conditions and other factors. We are not obligated to repurchase any specific number of shares under the program and the repurchase program may be modified, suspended or discontinued at any time.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6. Income Taxes

Income (loss) before income taxes consisted of the following (in thousands):

	Years Ended October 31,
	2016	2015	2014
United States	$(2,894)	$69,458	$(89,764)
Foreign	4,721	3,490	49,880
Income (loss) before income taxes	$1,827	$72,948	$(39,884)

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Years Ended October 31,
	2016	2015	2014
Current:
Federal	$(917)	$1,965	$6,568
State	961	206	351
Foreign	26,093	21,664	25,306
Total current provision for income taxes	26,137	23,835	32,225
Deferred:
Federal	3,377	(306)	(395)
State	336	(44)	(18)
Foreign	(18,323)	(30,894)	(35,254)
Total deferred benefit from income taxes	(14,610)	(31,244)	(35,667)
Income tax provision (benefit)	$11,527	$(7,409)	$(3,442)

A reconciliation of taxes computed at the federal statutory income tax rate to the provision for (benefit from) income taxes is as follows (in thousands):

	Years Ended October 31,
	2016	2015	2014
Provision for (benefit from) income taxes computed at the federal statutory rate	$638	$25,532	$(13,960)
State income tax, net of federal tax benefit	961	469	210
Foreign income taxes at other than U.S. rates	17,155	(2,544)	(22,726)
Valuation allowance, net	(1,919)	(31,065)	41,096
Impact of tax rate changes	(1,523)	485	(4,279)
Investment write-off	—	—	(9,612)
Unrealized inter-company profits	(130)	409	5,559
Foreign exchange	1,067	(2,692)	(832)
Stock compensation	918	1,516	1,244
Research Credit	(2,926)	(1,662)	(577)
Other	(2,714)	2,143	435
Income tax provision (benefit)	$11,527	$(7,409)	$(3,442)

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities were as follows (in thousands):

	October 31,
	2016	2015
Deferred tax assets:
Loss carry forwards	$111,955	$121,717
Basis differences in deductible goodwill and purchased intangibles	49,807	66,296
Foreign tax credit carry forwards	14,544	10,962
Foreign taxes on basis differences	54,170	55,113
Accrued expenses and reserves	29,609	32,733
Deferred revenue	55,657	35,653
Stock based compensation	19,965	20,770
Unrealized foreign currency losses	17,144	23,074
R&D credit carry forwards	10,712	7,316
Interest carry forward	11,221	9,973
Inventories	7,637	6,959
Other deferred tax assets	6,895	7,594
Total deferred tax assets	389,316	398,160
Valuation allowance	(326,935)	(332,289)
Deferred tax liabilities:
Basis differences on purchased intangibles	(52,827)	(62,549)
Basis differences in investments in foreign subsidiaries	(57,657)	(56,763)
Other deferred tax liabilities	(14,278)	(13,583)
Total deferred tax liabilities	(124,762)	(132,895)
Net deferred tax liabilities	$(62,381)	$(67,024)

Other deferred tax assets and liabilities are comprised primarily of the tax effects of depreciation and amortized debt issuance costs.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2015 the $119.0 million reduction in valuation allowance was primarily due to the reduction of foreign tax credit carryforwards for the contemplated conversion to foreign tax deductions for purposes of offsetting unrecognized tax benefits related to the adoption of ASU 2013-11 and the utilization of U.S. loss carryforwards. Additionally, we released $16.1 million of valuation allowance against certain non-U.S. foreign deferred tax assets due to cumulative income in the jurisdiction and expected continued profitability. We will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions going forward and adjust the valuation allowance accordingly. We intend to maintain the valuation allowances until sufficient positive evidence exists to support the reversal of the valuation allowances.

The tax loss carry forwards as of October 31, 2016 were related primarily to tax losses of $318.5 million in the U.S., $118.8 million in Ireland, $35.2 million in Brazil, $13.6 million in the United Kingdom, $13.7 million in Norway, and $74.6 million in various other non-U.S. countries. Approximately $244.5 million of foreign tax losses may be carried forward indefinitely. The remaining approximately $329.9 million of tax losses is subject to limited carry forward terms of 5 to 20 years, and will expire at various dates beginning in 2017, if not utilized.

The excess tax benefits associated with stock option exercises are recorded directly to stockholders' equity only when realized. The excess tax benefits that have not yet been realized at October 31, 2016, but which are included in net operating loss carryforwards at October 31, 2016, total $132.9 million.

The U.S. net operating loss carryforward includes acquired net operating losses of $187.7 million. The utilization of the U.S. and the acquired net operating losses may be restricted due to change in ownership provisions of Section 382 of the Internal Revenue Code.

As of October 31, 2016, we have recorded U.S. foreign tax credit carry forwards of $97.4 million which will expire at various dates beginning in 2017, if not utilized. In addition we have recorded U.S. research and development tax credit carry forwards of $18.5 million which will expire at various dates beginning in 2019, if not utilized.

We recognize deferred tax liabilities associated with outside basis differences on investments in foreign subsidiaries unless the difference is considered essentially permanent in duration. As of October 31, 2016, we have recorded a deferred tax liability of $57.7 million associated with $151.1 million of taxable outside basis differences which are not considered permanently reinvested. We have not recorded deferred taxes on approximately $800.1 million of undistributed earnings as they are considered permanently reinvested. As of October 31, 2016, the determination of the unrecorded deferred tax liability related to these earnings is not practicable. If circumstances change and it becomes apparent that some or all of the undistributed earnings will not be invested indefinitely, or will be remitted in the foreseeable future, an additional deferred tax liability will be recorded for some or all of the outside basis difference.

U.S. Internal Revenue Service Tax Audit Assessment

We were audited by the U.S. Internal Revenue Service for fiscal years 2005 through 2010 related to our five year net operating loss carry back for fiscal year 2010. In December 2014 we received a Notice of Proposed Adjustment indicating the denial of our worthless stock deduction of $154.3 million, related to the insolvency of one of our U.K. subsidiaries, recorded on our 2010 tax return. The impact of the Notice of Proposed Adjustment was the denial of the loss carryback to 2005 and 2006 which resulted in an approximately $25.0 million cash refund and the disallowance of approximately $29.0 million of future tax benefits residing in the NOL carryover which are offset with a valuation allowance. We filed a protest to the Notice of Proposed Assessment in April 2015. In June 2016 we reached a final settlement with the U.S. Internal Revenue Service sustaining our worthless stock deduction at 75% of the originally claimed value. The impact of this settlement is a reduction in our net operating loss carryforward of $38.6 million and an offsetting reduction of our valuation allowance against the deferred tax asset. The net result did not have a material impact on our financial position or results of operations.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Israel Tax Audit Assessment

We are currently under audit by the Israeli Tax Authorities for fiscal years 2008 through 2009 and 2011 through 2013. The Israeli Tax Authorities issued a tax assessment in October 2014 for fiscal year 2009 or alternatively for fiscal year 2008 claiming there was a business restructuring that resulted in a transfer of some functions, assets and risks from VeriFone Israel Ltd. to the U.S. parent company that the Israeli Tax Authorities claim was a sale valued at 1.36 billion New Israeli Shekels (approximately $354.2 million at the foreign exchange rate as of October 31, 2016). We filed our objection to the tax assessment in January 2015 and received the Israeli Tax Authorities decision through an Order (a second stage assessment) in January 2016. The Order increased the value of the sale to 2.20 billion New Israeli Shekels in fiscal year 2009 (approximately $572.6 million at the foreign exchange rate as of October 31, 2016) or alternatively 2.23 billion New Israeli Shekels in fiscal year 2008 (approximately $579.2 million at the foreign exchange rate as of October 31, 2016) and contended secondary adjustments relating to a deemed dividend and/or interest.

Based on the Order, these and other claims result in a tax liability and deficiency penalty assessment in the amount of 1.28 billion New Israeli Shekels (approximately $332.4 million at the foreign exchange rate as of October 31, 2016), if the claim was assessed for fiscal year 2009, to 1.52 billion New Israeli Shekels (approximately $394.7 million at the foreign exchange rate as of October 31, 2016) if the claim was assessed for fiscal year 2008, including interest, the required Israeli price index adjustments (referred to as the linkage differentials) and deficiency fines (as applicable) through October 31, 2016. The Israeli Tax Authorities' contention regarding secondary adjustments relating to deemed dividend was not quantified by them.

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

We have certain other foreign subsidiaries under audit by foreign tax authorities, including India for fiscal years 2008 to 2015, Spain for fiscal years 2011 to 2013, and New Zealand for fiscal year 2014. Although we believe we appropriately have provided for income taxes for the years subject to audit, the India, Israel, Spain, and New Zealand taxing authorities may adopt different interpretations. We have not yet received any final determinations with respect to these audits. We have accrued tax liabilities associated with these audits. With few exceptions, we are no longer subject to tax examination for periods prior to 2008.
The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

	Years Ended October 31,
	2016	2015	2014
Balance at beginning of period	$110,564	$111,002	$114,528
Lapse of statute of limitations	(1,185)	(501)	(2,072)
Increases in balances related to tax positions taken during prior periods	488	2,988	358
Decreases in balances related to tax positions taken during prior periods	(3,834)	(3,615)	(2,551)
Increases in balances related to tax positions taken during current period	5,100	1,246	739
Settlements	(5,030)	(556)	—
Balance at end of period	$106,103	$110,564	$111,002

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total gross unrecognized tax benefits, if recognized, will affect our effective tax rate. The amount of unrecognized tax benefits could be reduced upon closure of tax examinations or if the statute of limitations on certain tax filings expires without assessment from the tax authorities. We believe that it is reasonably possible that there could be an immaterial reduction in unrecognized tax benefits due to statute of limitation expirations in multiple tax jurisdictions during the next 12 months. Interest and penalties accrued on these uncertain tax positions will also be released upon the expiration of statutes of limitations. Interest and penalties recognized in each statement of operations were not material. As of October 31, 2016 we have accrued $5.1 million for the payment of interest and penalties related to unrecognized tax benefits.

Note 7. Balance Sheet and Statement of Operations Details

Cash and Cash Equivalents

As of October 31, 2016 and 2015, Prepaid expenses and other current assets included $9.0 million and $4.8 million, respectively, of restricted cash. As of October 31, 2016 and 2015, Other long-term assets included $1.8 million and $2.2 million, respectively, of restricted cash. Restricted cash was mainly comprised of pledged deposits as of October 31, 2016 and 2015.

Allowances for doubtful accounts

Activity related to the allowances for doubtful accounts consisted of the following (in thousands):

	Years Ended October 31,
	2016	2015	2014
Balance at beginning of period	$7,904	$8,510	$10,463
Charges to bad debt expense	7,607	2,329	2,339
Write-offs, recoveries, and adjustments	(2,915)	(2,935)	(4,292)
Balance at end of period	$12,596	$7,904	$8,510

Inventories

Inventories consisted of the following (in thousands):

	October 31,
	2016	2015
Raw materials	$35,453	$30,297
Work-in-process	3,884	2,588
Finished goods	135,894	96,831
Total inventories	$175,231	$129,716

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

		October 31,
	Estimated Useful Life (Years)	2016	2015
Revenue generating assets	5	$209,725	$191,337
Computer hardware and software	3-5	112,984	96,711
Machinery and equipment	3-10	57,020	51,136
Leasehold improvements	Lesser of the term of the lease or the estimated useful life	31,328	27,927
Office equipment, furniture, and fixtures	3-5	18,573	17,606
Buildings	40-50	6,011	6,652
Total depreciable property and equipment, at cost		435,641	391,369
Accumulated depreciation		(243,127)	(213,526)
Depreciable property and equipment, net		192,514	177,843
Construction in progress		8,600	11,923
Land		1,163	1,199
Total property and equipment, net		$202,277	$190,965

Total depreciation expense for the fiscal years ended October 31, 2016, 2015, and 2014 was $62.5 million, $58.7 million, and $59.7 million, respectively.

Accruals and Other Current Liabilities

Accruals and other current liabilities consisted of the following (in thousands):

	October 31,
	2016	2015
Accrued expenses	$76,187	$85,973
Accrued compensation	52,555	69,174
Other current liabilities	84,669	74,753
Total accruals and other current liabilities	$213,411	$229,900

Other current liabilities were comprised primarily of accrued warranty, sales and value-added taxes payable, income taxes payable, and accrued restructuring expense.

Accrued Warranty

Activity related to accrued warranty consisted of the following (in thousands):

	Years Ended October 31,
	2016	2015
Balance at beginning of period	$16,320	$15,411
Warranty charged to Cost of net revenues	13,111	17,611
Utilization of warranty accrual	(12,957)	(14,983)
Other	182	(1,719)
Balance at end of period	16,656	16,320
Less: current portion	(13,640)	(13,527)
Long-term portion	$3,016	$2,793

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Revenue, Net

Deferred revenue, net of related costs consisted of the following (in thousands):

	October 31,
	2016	2015
Deferred revenue	$185,788	$157,747
Deferred cost of revenue	(14,475)	(19,526)
Deferred revenue, net	171,313	138,221
Less: current portion	(104,797)	(82,899)
Long-term portion	$66,516	$55,322
Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	October 31,
	2016	2015
Unrecognized tax benefits liability, net	$33,745	$35,860
Contingent consideration payable	5,254	10,776
Other long-term liabilities	37,841	32,260
Total other long-term liabilities	$76,840	$78,896

Redeemable Noncontrolling Interest in Subsidiary

Activity related to Redeemable noncontrolling interest in subsidiary are set forth below (in thousands):

	Years Ended October 31
	2016	2015
Balance at beginning of period	$—	$774
Additions due to acquisition	7,430	—
Adjustment on redemption of noncontrolling interest	—	(797)
Net income (loss) attributable to redeemable noncontrolling interest in subsidiary	(2,450)	23
Balance at end of period	$4,980	$—

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Loss

Activity related to Accumulated other comprehensive loss consisted of the following (in thousands):

	Foreign currency translation adjustments	Unrealized loss on derivatives designated as cash flow hedges (1)	Adjustment of pension plan obligations (2)	Total
Balance at October 31, 2014	$(102,767)	$(720)	$(1,343)	$(104,830)
Losses before reclassifications, net of tax	(183,895)	(7,830)	—	(191,725)
Amounts reclassified from Accumulated other comprehensive income, net of tax	—	4,141	93	4,234
Other comprehensive gain (loss)	(183,895)	(3,689)	93	(187,491)
Balance at October 31, 2015	(286,662)	(4,409)	(1,250)	(292,321)
Losses before reclassifications, net of tax	(46,618)	(1,971)	—	(48,589)
Amounts reclassified from Accumulated other comprehensive income (loss), net of tax	—	3,961	(4,045)	(84)
Other comprehensive gain (loss)	(46,618)	1,990	(4,045)	(48,673)
Balance at October 31, 2016	$(333,280)	$(2,419)	$(5,295)	$(340,994)

(1) Amounts reclassified from Accumulated other comprehensive loss, net of tax, were recorded in Interest expense, net in the Consolidated Statements of Operations. The related tax impacts were insignificant.
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

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following tables present our significant assets and liabilities that are measured at fair value on a recurring basis and their classification within the fair value hierarchy (in thousands). There were no transfers between levels of fair value hierarchy in the fiscal year ended October 31, 2016 and 2015.

	October 31, 2016				October 31, 2015
	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets
Other current and long-term assets:
Foreign exchange forward contracts not designated as hedging instruments	$69	$—	$69	$—	$53	$—	$53	$—
Interest rate swap agreements designated as cash flow hedges	301	—	301	—	—	—	—	—
Total assets measured and recorded at fair value	$370	$—	$370	$—	$53	$—	$53	$—

Liabilities
Other current and long-term liabilities:
Contingent consideration payable	$5,997	$—	$—	$5,997	$12,786	$—	$—	$12,786
Foreign exchange forward contracts not designated as hedging instruments	153	—	153	—	377	—	377	—
Interest rate swap agreements designated as cash flow hedges	2,676	—	2,676	—	4,407	—	4,407	—
Total liabilities measured and recorded at fair value	$8,826	$—	$2,829	$5,997	$17,570	$—	$4,784	$12,786

Fair Value of Contingent Consideration Payable

The following table presents changes in our contingent consideration payable which is categorized in Level 3 of the fair value hierarchy (in thousands):

	Years Ended October 31,
	2016	2015
Balance at beginning of period	$12,786	$11,824
Additions	5,252	1,781
Payments	(2,010)	(485)
Changes in estimates, included in Other income (expense), net	(12,003)	(2,474)
Interest expense, net	1,972	2,140
Balance at end of period	$5,997	$12,786

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contingent consideration payable is comprised of amounts payable related to acquisitions and is classified as Level 3 because we use significant unobservable inputs to determine the expected payments and an appropriate discount rate to calculate the fair value. The contingent consideration balance at October 31, 2016 is primarily related to acquired media contracts. The significant unobservable inputs we use to value the acquired media contracts include our estimate of the future net revenues we expect to generate from the acquired media contracts, the probability of achieving those revenues, and the revenue share rate for a media contract. The discount rate used to determine the fair value of this contingent consideration payable is 18.5%. The maximum liability of this contingent consideration payable is indeterminate because it is based on future revenues generated from the acquired media contracts. The remaining contingent consideration payable relates primarily to acquisition-related earn-out payables, and we generally use a Monte Carlo simulation or option pricing model to determine the expected payout and an appropriate discount rate to calculate the fair value. The significant unobservable inputs are the internally forecasted operating results and other performance measures for the acquired businesses, and an appropriate discount rate. The maximum liability on this contingent consideration payable is indeterminate because it is based on contributions from the acquired business.

We evaluate changes in the assumptions used to calculate the fair value of contingent consideration payable at the end of each period.

Derivative Financial Instruments

Interest Rate Swap Agreements Designated as Cash Flow Hedges

We use interest rate swap agreements to hedge the variability in cash flows related to interest payments. On January 8, 2015, we entered into a number of interest rate swap agreements to effectively convert $500.0 million of the term A loan from a floating rate plus applicable margin to a fixed rate of 1.20% plus applicable margin through March 30, 2018. The principal amount under the term A loan covered by the interest rate swap agreements will decrease to $450.0 million from April 1, 2017 through September 30, 2017, and $400.0 million from October 1, 2017 through March 30, 2018. On June 17, 2016, we entered into a number of new interest rate swap agreements to convert $350.0 million of the term A loan to a fixed rate of 0.975% plus applicable margin from March 30, 2018 through June 30, 2019.

The interest rate swaps qualify for hedge accounting treatment as cash flow hedges. The notional amounts of interest rate swap agreements outstanding as of October 31, 2016 and 2015 were each $500.0 million.

Gains and losses arising from the effective portion of interest rate swap agreements are recorded in Accumulated other comprehensive loss, and are subsequently reclassified into earnings in the period or periods during which the underlying transactions affect earnings. As of October 31, 2016, the estimated net derivative loss related to our cash flow hedges included in Accumulated other comprehensive loss that will be reclassified into earnings in the next 12 months is $2.2 million.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Exchange Forward Contracts Not Designated as Hedging Instruments

We arrange and maintain foreign exchange forward contracts so as to yield gains or losses to offset changes in foreign currency denominated assets or liabilities due to changes in foreign exchange rates, with the objective to mitigate the volatility associated with foreign currency transaction gains or losses. Our foreign currency exposures are predominantly inter-company receivables and payables arising from product sales and loans from one of our entities to another. Our foreign exchange forward contracts generally mature within 90 days. The notional amounts of such contracts outstanding as of October 31, 2016 and 2015 were $175.0 million and $219.6 million, respectively.

We recognized the following gains (losses) on foreign exchange forward contracts not designated as cash flow hedges (in thousands):

	Years Ended October 31,
	2016	2015	2014
Gains (losses) recognized in Other income (expense), net in our Consolidated Statements of Operations	$(1,988)	$17,113	$(2,661)

Note 9. Goodwill and Purchased Intangible Assets

Goodwill

Activity related to goodwill by reportable segment consisted of the following (in thousands):

	North America	EMEA	Latin America	Asia-Pacific	Verifone Systems	Verifone Services	Total
Balance at October 31, 2014	$90,156	$906,866	$100,846	$88,024	$—	$—	$1,185,892
Acquisitions	16,640	—	—	—	—	—	16,640
Other adjustments	12	—	(12)	—	—	—	—
Currency translation adjustments	(167)	(96,804)	(15,037)	(6,493)	—	—	(118,501)
Balance at October 31, 2015	106,641	810,062	85,797	81,531	—	—	1,084,031
Segment reallocation	(106,641)	(810,062)	(85,797)	(81,531)	512,182	571,849	—
Acquisitions	—	—	—	—	6,090	68,281	74,371
Other adjustments	—	—	—	—	—	(3,431)	(3,431)
Currency translation adjustments	—	—	—	—	(21,146)	(23,332)	(44,478)
Balance at October 31, 2016	$—	$—	$—	$—	$497,126	$613,367	$1,110,493

During December 2015, our Chief Executive Officer realigned the company's organizational structure to focus on two operating segments: Verifone Systems and Verifone Services. As a result of the change to our two new operating segments in December 2015, we have realigned our reporting units. Verifone Systems represents one reporting unit, and Verifone Services is comprised of two reporting units, Taxi Solutions and Verifone Payment Services. In connection with this reporting unit realignment, during the three months ended January 31, 2016, we also updated our goodwill impairment assessment based on a quantitative analysis. We first evaluated the goodwill of our reporting units immediately prior the realignment and concluded that there was no impairment. We then allocated our goodwill to the new reporting units using a relative fair value approach, and re-confirmed that there is no impairment.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fourth quarter of fiscal years 2016, 2015, and 2014, we completed our annual impairment assessments and concluded that goodwill was not impaired in any of these years. We used the optional qualitative method in our 2016 assessment related to the Verifone Systems and Verifone Payment Services reporting units. We used the quantitative approach in our 2016 assessment related to the Taxi Solutions reporting unit.

Purchased Intangible Assets, Net

Purchased Intangible assets, net consisted of the following (in thousands):

	October 31, 2016			October 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$521,964	$(249,513)	$272,451	$591,930	$(298,812)	$293,118
Other	73,175	(39,328)	33,847	115,143	(90,744)	24,399
Total	$595,139	$(288,841)	$306,298	$707,073	$(389,556)	$317,517

Other intangible assets, net, were comprised primarily of developed and core technology.

When intangibles reach the end of their useful lives, gross carrying amount and accumulated amortization are offset. During fiscal year 2016, we offset $123.7 million of Gross carrying amount and Accumulated amortization of intangible assets related to customer relationships and $68.2 million related to other intangible assets, because they reached the end of their useful lives.

Activity related to purchased intangible assets during the fiscal year ended October 31, 2016 includes a $26.4 million currency translation adjustment to Gross carrying amount and a $14.5 million currency translation adjustment to Accumulated amortization.

Amortization of purchased intangible assets was allocated as follows (in thousands):

	Years Ended October 31,
	2016	2015	2014
Included in Cost of net revenues	$15,130	$18,307	$42,682
Included in Operating expenses	90,534	82,492	97,580
Total amortization of purchased intangible assets	$105,664	$100,799	$140,262

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total future amortization expense for purchased intangible assets that have finite lives, based on our existing intangible assets and their current estimated useful lives as of October 31, 2016, is estimated as follows (in thousands):

	Cost of Net Revenues	Operating Expenses	Total
Fiscal Years Ending October 31:
2017	$7,278	$69,063	$76,341
2018	5,241	55,707	60,948
2019	4,861	49,994	54,855
2020	3,198	42,335	45,533
2021	2,460	30,783	33,243
Thereafter	946	34,432	35,378
Total future amortization expense	$23,984	$282,314	$306,298

Note 10. Financings

Amounts outstanding under our financing arrangements consisted of the following (in thousands):

	October 31,
	2016	2015
Credit Agreement
Term A loan	$525,000	$562,500
Term B loan	195,500	197,500
Revolving loan	204,684	54,000
Capital leases and other debt	11,573	342
Total principal payments due	936,757	814,342
Less: original issue discount and debt issuance cost	(10,844)	(15,013)
Total amounts outstanding	925,913	799,329
Less: current portion	(66,017)	(39,088)
Long-term portion	$859,896	$760,241

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

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Additional terms of the amended and restated credit agreement require compliance with financial covenants that require us to maintain financial ratios related to interest coverage and financial leverage. We were in compliance with these financial covenants as of October 31, 2016. The amended and restated credit agreement also contains representations and warranties, affirmative covenants, negative covenants, financial covenants and conditions that are customarily required for similar financings including the following, among others:

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

As of October 31, 2016, we have elected the Eurodollar option for all of our borrowings. Eurodollar loans bear interest at a monthly market interest rate plus a margin according to the credit agreement. As of October 31, 2016, the monthly market interest rate was 0.54% for our term A and revolver loans, and 0.75% for our term B loan, and the margins were 1.75% for our term A and revolver loans and 2.75% for our term B loan. Accordingly, as of October 31, 2016, the interest rate was 2.29% for the term A and revolving loans and 3.50% for the term B loan.

We have a number of interest rate swap agreements under which we pay banks a fixed rate of 1.20% and receive a monthly floating rate, which effectively converts $500.0 million of the term A loan from a floating interest rate to a fixed interest rate as of October 31, 2016. See Note 8, Financial Instruments for additional information.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of October 31, 2016, the commitment fee for the unused portion of the revolving loan was 0.250% per annum, payable quarterly in arrears, and the amount available to draw under the revolving loan was $295.3 million.

The repayment of outstanding debt as part of the amendment and restatement was deemed an extinguishment of $153.5 million of outstanding debt. As a result, during July 2014, we expensed $5.2 million of previously capitalized debt issuance costs to Interest expense in our Consolidated Statements of Operations.

Capital Lease

In February 2016, we entered into a $15.0 million capital leasing facility. As of October 31, 2016, we have leased approximately $9.2 million under this arrangement which represents a non-cash capital expenditure.

Principal Payments

Future principal payments due under our financing arrangements are as follows (in thousands):

Amounts
Years Ending October 31:
2017	$66,524
2018	64,466
2019	614,211
2020	3,767
2021	187,572
Thereafter	217
Total	$936,757

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11. Restructuring and related charges

As part of cost optimization and corporate transformation initiatives, during fiscal years 2014, 2015, and 2016 our management approved, committed to and initiated restructuring plans to reduce headcount, exit under-performing businesses, and consolidate facilities and data centers. These plans are expected to be substantially complete by the end of fiscal year 2017.

Activity related to our restructuring plan accruals for the fiscal years ended October 31, 2016 and 2015 consisted of the following (in thousands):

	Restructuring Plans
	April 2014 Plan		June 2014 Plan		July 2015 Plan	June 2016 Plan
	Employee Involuntary Termination Benefits	Facilities Related Costs	Employee Involuntary Termination Benefits	Facilities Related Costs	Employee Involuntary Termination Benefits	Employee Involuntary Termination Benefits	Facilities Related Costs	Total
Balance at October 31, 2014	$319	$1,194	$5,500	$399	$—	$—	$—	$7,412
Charges, net of adjustments	(69)	537	884	82	7,343	—	—	8,777
Cash payments	(250)	(1,866)	(5,357)	(476)	(2,253)	—	—	(10,202)
Other	—	135	—	—	—	—	—	135
Balance at October 31, 2015	—	—	1,027	5	5,090	—	—	6,122
Charges, net of adjustments	—	—	549	—	(721)	11,907	3,430	15,165
Cash payments	—	—	(579)	(5)	(3,666)	(6,682)	(623)	(11,555)
Balance at October 31, 2016	$—	$—	$997	$—	$703	$5,225	$2,807	$9,732
Cumulative costs to date	$5,140	$1,967	$12,772	$853	$6,622	$11,907	$3,430

Restructuring charges, net of adjustments were allocated as follows (in thousands):

	Years Ended October 31
	2016	2015	2014
Included in Cost of net revenues	$2,202	$348	$2,847
Included in Operating expenses	12,963	8,429	15,289
Total restructuring charges, net of adjustments	$15,165	$8,777	$18,136

During fiscal year 2016, our management committed to a plan to exit certain under-performing businesses. We have classified the assets of these businesses as held for sale and recorded a $22.0 million write-down to reflect the assets held for sale at fair value during fiscal year 2016. This write-down is included in Restructuring and related charges in the Consolidated Statements of Operations. The $5.1 million fair value of the assets held for sale was determined based upon several considerations, including evaluation of carrying value and potential sales transactions, and is included within Prepaid expenses and other current assets in the Consolidated Balance Sheet as of October 31, 2016. During the fiscal year ended October 31, 2016, the revenues and operating results generated from these businesses were not significant.

Additionally, during fiscal year 2016 we recorded a $9.2 million charge for costs to terminate a contract related to a service we will no longer offer, of which $2.9 million is included in cost of net revenues and $6.3 million is included in Restructuring and related charges in the Consolidated Statement of Operations.

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

In connection with our taxi solutions business, we enter into operating lease arrangements for the right to place advertising in or on taxicabs. In general, these lease arrangements are non-cancelable for terms ranging from three to eight years, require us to pay minimum lease amounts based on the types and locations of the advertising displays in or on the taxicabs, and are subject to fee escalation clauses. Based upon the number of operational taxicabs with our advertising displays at October 31, 2016, we had total lease commitments of $74.4 million relating to such lease arrangements, which are included in the future minimum lease payments in the table below.

Future minimum lease payments under these leases as of October 31, 2016 were as follows (in thousands):

	Minimum Lease Payments	Sublease Rental Income	Net Minimum Lease Payments
Years Ending October 31:
2017	$48,065	$(13)	$48,052
2018	28,782	(13)	28,769
2019	24,210	(13)	24,197
2020	18,166	(13)	18,153
2021	13,575	(13)	13,562
Thereafter	14,926	(37)	14,889
Total	$147,724	$(102)	$147,622

Rent expense consisted of the following (in thousands):

	Years Ended October 31,
	2016	2015	2014
Rent expense for non-cancelable taxi operating leases	$32,543	$35,297	$36,413
Facility and other rent expense	27,706	26,885	29,521
Total rent expense	$60,249	$62,182	$65,934

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Manufacturing Agreements

We work on a purchase order basis with our contract manufacturers, which are located in China, Singapore, Malaysia, Brazil, and Germany, and component suppliers located throughout the world, to supply nearly all of our finished goods inventories, spare parts, and accessories. We provide each such supplier with a purchase order to cover the manufacturing requirements, which generally constitutes a binding commitment by us to purchase materials and finished goods produced by the manufacturer as specified in the purchase order. Most of these purchase orders are considered to be non-cancelable and are expected to be paid within one year of the issuance date. As of October 31, 2016, the amount of purchase commitments issued to contract manufacturers and component suppliers totaled approximately $110.9 million. Of this amount, $11.2 million has been recorded in Accruals and other current liabilities in our Consolidated Balance Sheets because these commitments are not expected to have future value to us.

Bank Guarantees

We have issued bank guarantees with maturities ranging from two months to nine years to certain of our customers and vendors as required in some countries to support certain performance obligations under our service or other agreements with those parties. As of October 31, 2016, the maximum amount that may become payable under these guarantees was $13.0 million, of which $1.6 million was collateralized by restricted cash deposits.

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

Brazilian Tax Assessments

State Value-Added Tax

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the São Paulo State Revenue Department for collection of state sales taxes related to purported sales of software for the 1998 and 1999 tax years. In 2004, an appeal against this unfavorable administrative decision was filed in a judicial proceeding. The first level decision in the judicial proceeding was issued in our favor. The São Paulo State Revenue Department filed an appeal of this decision. The second level administrative decision ordered that the case be returned to the lower court in order to allow the production of further evidence. Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible that we may receive an unfavorable decision in this proceeding. The tax assessment including estimated interest through October 31, 2016 for this matter totals approximately 9.0 million Brazilian reais (approximately $2.9 million at the foreign exchange rate as of October 31, 2016). As of October 31, 2016, we have not accrued for this matter, but we have posted a bank bond as a guaranty.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Federal Tax Assessments and Amnesty

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

As previously reported, the Brazilian subsidiaries we acquired as part of our acquisitions of Lipman Electronic Engineering Ltd. ("Lipman") in November 2006 and Hypercom in August 2011 elected to enroll certain tax assessments and offset requests in the REFIS Amnesty, which amounts we no longer believe are reasonably possible to have a material adverse effect on our financial condition.

Excluding the assessments that have been enrolled in the REFIS Amnesty for these subsidiaries, which have been accrued net of the net operating losses that we expect to apply against the settlement obligations, the remaining assessments total approximately 3.2 million Brazilian reais (approximately $1.0 million at the foreign exchange rate as of October 31, 2016), including estimated penalties and interest, as of October 31, 2016. Based on our current understanding of the underlying facts of this matter, we believe there is a remote risk that we may receive an unfavorable decision related to these remaining assessments.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Municipality Services Tax Assessments

In December 2009, one of the Brazilian subsidiaries that was acquired as part of the Lipman acquisition was notified of a tax assessment regarding alleged nonpayment of tax on services rendered for the period from September 2004 to December 2004. This assessment was issued by the municipality of São Paulo (the "municipality"), and asserts a services tax deficiency and related penalties totaling 875,000 Brazilian reais (approximately $280,000 at the foreign exchange rate as of October 31, 2016), excluding interest. The municipality claims that the Brazilian subsidiary rendered certain services within the municipality of São Paulo but simulated that those services were rendered in another city. At the end of December 2010 the municipality issued further tax assessments alleging the same claims for 2005 through June 2007. These additional subsequent claims assert services tax deficiencies and related penalties totaling 5.9 million Brazilian reais (approximately $1.9 million at the foreign exchange rate as of October 31, 2016), excluding interest. We received unfavorable decisions from the administrative courts, which ruled to maintain the tax assessments for each of these matters. No further grounds of appeal are available to us for these assessments within the administrative courts. In October 2012, as a result of the decision at the administrative level, the tax authorities filed an enforcement action in the civil courts to collect on the services tax assessments amounts awarded by the administrative court, and seeking other related costs and fees. On March 6, 2013, we filed our defensive claims in the civil courts in response to the tax authorities' enforcement action. In February 2013 the tax authorities filed an additional enforcement action in the civil courts to collect on the penalties related to the services tax assessments amounts awarded by the administrative courts. Based on our understanding of the underlying facts of this matter and our evaluation of the potential outcome at the judicial level, we believe it is reasonably possible that our Brazilian subsidiary will be required to pay some amount of the alleged tax assessments and penalties related to these matters, as well as amounts of interest and certain costs and fees imposed by the court related thereto. As of October 31, 2016, the amount of the alleged tax assessments and penalties related to these matters was approximately 24.8 million Brazilian reais (approximately $7.9 million at the foreign exchange rate as of October 31, 2016), including interest, costs and fees related thereto.

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the municipality of Curitiba for collection of alleged services tax deficiency. An appeal against this unfavorable administrative decision was filed in a judicial proceeding and currently the case is pending the municipality of Curitiba's compliance with the writ of summons. As of October 31, 2016, the underlying assessment, including estimated interest, was approximately 5.7 million Brazilian reais (approximately $1.8 million at the foreign exchange rate as of October 31, 2016). Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible that we may receive an unfavorable decision in this proceeding.

Israel Securities Class Actions

On January 27, 2008, a class action complaint was filed against us in the Central District Court in Tel Aviv, Israel on behalf of purchasers of our stock on the Tel Aviv Stock Exchange. The complaint sought compensation for damages allegedly incurred by the class of plaintiffs due to the publication of erroneous financial reports. On April 2, 2015, the Israeli Supreme Court ruled that the applicable law is U.S. law and dismissed this action as estopped by settlement of the similar consolidated federal securities class action in the U.S. (In re VeriFone Holdings, Inc., previously reported). The plaintiff and putative class members in this Israeli action are included in the stipulated settlement of the U.S. class action unless an individual plaintiff opts out. On June 29, 2015, the plaintiff filed a motion for award of compensation and attorneys' fees based on the amount of settlement compensation received by Israelis in the U.S. class action. On January 14, 2016, the Israeli District Court denied this motion. Plaintiff has not timely appealed, that ruling is now final, and this 2008 action is now concluded.

On May 12, 2015, a new class action complaint was filed against us in Israel alleging similar claims as the dismissed Israeli class action, and alleging that Israeli shareholders were deprived of due process in the U.S. class action settlement proceedings. We are opposing the new class action and plaintiff's class certification motion on substantially the same grounds on which the previous case was dismissed. The court held a pretrial hearing on that motion on May 19, 2016 at which it requested additional information including expert reports, a position paper from the Israel Securities Authority ("ISA"), and further briefing. In July 2016, the ISA submitted a position paper supporting our position regarding applicable law. Other requested information has also now been submitted, but the court has not yet ruled.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In re VeriFone Securities Litigation

On March 7, 2013, a putative securities class action was filed in the U.S. District Court for the Northern District of California against us, certain of our former officers and one of our current officers and alleged claims in connection with our February 20, 2013 announcement of preliminary financial results for the fiscal quarter ended January 31, 2013. The action, captioned Sanders v. VeriFone Systems, Inc. et al., Case No. C 13-1038, and subsequently re-captioned In re VeriFone Securities Litigation, was initially brought on behalf of a putative class of purchasers of VeriFone securities between December 14, 2011 and February 19, 2013 and asserted claims under the Securities Exchange Act Sections 10(b) and 20(a) and SEC Rule 10b-5 for securities fraud and control person liability. The claims were based on allegations that we and the individual defendants made false or misleading public statements regarding our business, operations, and financial controls during the putative class period. The complaint sought unspecified monetary damages and other relief. Two additional class actions related to the same matter (Laborers Local 235 Benefit Funds v. VeriFone Systems, Inc. et al., Case No. CV 13-1676 and Bland v. VeriFone Systems, Inc. et al., Case No. CV 13-1853) were filed in April 2013. On May 6, 2013, several putative plaintiffs and plaintiffs' law firms filed motions to consolidate these three securities class actions and requesting appointment as lead plaintiff and lead counsel, respectively. The plaintiffs in Laborers Local 235 Benefit Funds v. VeriFone Systems, Inc. et al. and Bland v. VeriFone Systems, Inc. et al. voluntarily dismissed their respective actions, without prejudice, on July 10, 2013 and July 17, 2013, respectively, and filed motions to be appointed lead plaintiff in the action previously captioned Sanders v. VeriFone Systems, Inc. et al. On October 7, 2013, the court entered an order appointing the Selz Funds as lead plaintiffs and appointing Gold Bennett Cera & Sidener LLP as lead counsel. Lead plaintiffs' first amended complaint was filed on December 16, 2013. The first amended complaint expanded the putative class period to December 14, 2011 and February 20, 2013, inclusive, and removed the current officer who was named in the original complaint from the action. On August 8, 2014, the court dismissed the amended complaint, with leave to amend. Lead plaintiffs filed their second amended complaint on October 7, 2014. On March 29, 2016, the court granted our motion to dismiss the second amended complaint, finding it insufficiently pled, and granted leave to amend by June 3, 2016. Instead of filing a third amended complaint, lead plaintiffs stipulated to a judgment of dismissal with prejudice so they could appeal the court’s dismissal of their second amended complaint, which judgment the court entered on June 6, 2016. On June 9, 2016, the lead plaintiff filed a notice of appeal. That appeal has since been dismissed, and this matter is now concluded.

Dolled v. Bergeron et al.

On April 19, 2013, a derivative action, Dolled v. Bergeron et al., Case No. 113-CV-245056, was filed in the Superior Court of California, County of Santa Clara in connection with our February 20, 2013 announcement of preliminary financial results for the fiscal quarter ended January 31, 2013. The action, brought derivatively on behalf of Verifone, names Verifone as a nominal defendant and brings claims for insider selling, breach of fiduciary duty and unjust enrichment variously against certain of our current and former officers and directors. The complaint seeks unspecified monetary damages, restitution and disgorgement of profits and compensation paid to defendants, injunctive relief directing us to reform its corporate governance, and payment of the plaintiff's costs and attorneys' fees. On May 30, 2013, the court entered the parties' stipulation and proposed order, which appointed plaintiff and plaintiff's counsel as lead plaintiff and lead counsel, respectively, in the consolidated action, captioned In re VeriFone Systems, Inc. Derivative Litigation. The next case management conference is scheduled for March 3, 2017.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Zoumboulakis v. McGinn et al.

On May 24, 2013, a federal derivative action, Zoumboulakis v. McGinn et al., Case No. 13-CV-02379, was filed in the U.S. District Court for the Northern District of California against certain current and former directors and officers derivatively on our behalf. The complaint, which named us as a nominal defendant, alleges breach of fiduciary duty and abuse of control and asserts claims under Section 14(a) of the Securities Exchange Act of 1934 for false or misleading financial statements and proxy statement disclosures. The original complaint sought unspecified monetary damages, including exemplary damages, restitution from defendants, injunctive relief directing us to make certain corporate governance reforms, and payment of the plaintiff's costs and attorneys' fees. On August 12, 2013, the court granted defendants' motion to relate this action to the pending shareholder class action, Sanders v. VeriFone Systems, Inc. et al. On January 21, 2014, plaintiff filed a first amended complaint, which removed one of our former officers from the action and added an additional former director as a defendant. The first amended complaint asserted claims against the defendants for breach of fiduciary duty, abuse of control, violations of Securities Exchange Act Section 14(a), and unjust enrichment. The first amended complaint also included claims for insider trading against three of the named former and current directors. On August 7, 2014, the court granted our motion to dismiss the first amended complaint with leave to amend. On October 17, 2014, plaintiff filed a second amended complaint, to which we responded by filing another motion to dismiss. On December 3, 2015, the court granted our motion to dismiss, again with leave to amend. On January 20, 2016, plaintiff filed a third amended complaint alleging demand futility with respect to the current Board. On March 1, 2016, we filed another motion to dismiss, on which the court has not yet ruled.

If any of these class action or derivative lawsuits is resolved adversely to us, it could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Indian Antitrust Proceedings

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

On June 15, 2015, we filed appeals and interim applications to stay the CCI orders. The appellate court has granted our interim applications to stay all proceedings at least until the final appellate hearing, which commenced on January 19, 2016, and is next scheduled to continue on January 24, 2017.

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

Income Tax Uncertainties

As of October 31, 2016, the amount payable for unrecognized tax benefits was $33.7 million, including accrued interest and penalties, none of which is expected to be paid within one year. This amount is included in Other long-term liabilities in our Consolidated Balance Sheet as of October 31, 2016. We are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur.

Note 13. Segment and Geographic Information

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

The following table sets forth net revenues for our reportable segments and reconciles segment net revenues to total net revenues (in thousands):

	Years Ended October 31,
	2016	2015	2014
Segment net revenues:
Verifone Systems	$1,236,361	$1,309,629	$1,162,226
Verifone Services	769,715	691,822	708,762
Total segment net revenues	2,006,076	2,001,451	1,870,988
Amortization of step down in deferred services net revenues at acquisition	(13,927)	(994)	(2,114)
Total net revenues	$1,992,149	$2,000,457	$1,868,874

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth operating income for our reportable segments and reconciles segment operating income to consolidated operating income (in thousands):

	Years Ended October 31,
	2016	2015	2014
Operating income by segment:
Verifone Systems	$252,326	$294,857	$239,593
Verifone Services	198,426	178,754	184,334
Total segment operating income	450,752	473,611	423,927
Items not attributable to segment operating income:
Amortization of step down in deferred services gross margin at acquisition	(9,839)	(994)	(2,114)
Restructuring and related charges	(46,814)	(8,777)	(18,136)
Amortization of purchase intangible assets	(105,664)	(100,799)	(140,262)
Stock-based compensation expense	(42,278)	(42,253)	(53,897)
Litigation settlement and loss contingency (expense) benefit	(650)	(1,213)	8,632
Unallocated general and administrative expenses	(186,308)	(187,161)	(181,972)
Unallocated research and development expenses	(14,593)	(18,112)	(19,206)
Other unallocated costs	(11,827)	(7,311)	(11,087)
Total operating income	$32,779	$106,991	$5,885

Depreciation and amortization of property and equipment was allocated to segments as follows (in thousands):

	Years Ended October 31,
	2016	2015	2014
Verifone Systems	$6,177	$5,648	$8,534
Verifone Services	43,184	41,484	39,427
Unallocated	13,097	11,537	11,704
Total depreciation and amortization expense	$62,458	$58,669	$59,665

Geographic Information

Our net revenues, by country with net revenues over 10% of total net revenues, were as follows (in thousands):

	Years Ended October 31,
	2016	2015	2014
United States	$807,229	$789,386	$522,982
Brazil	117,432	137,936	197,472
Other countries	1,067,488	1,073,135	1,148,420
Total net revenues	$1,992,149	$2,000,457	$1,868,874

Net revenues are allocated to countries based on the shipping destination or service delivery location of customer orders.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and equipment, net, by country with fixed assets over 10% of total fixed assets, were as follows (in thousands):

	October 31,
	2016	2015
United States	$99,807	$99,961
Other countries	102,470	91,004
Property and equipment, net	$202,277	$190,965

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

The tables below sets forth selected unaudited financial data for each quarter for the last two fiscal years (in thousands, except for per share amounts):

	Year Ended October 31, 2016
	First Quarter	Second Quarter (1)	Third Quarter (1)	Fourth Quarter (1)
Net revenues	$513,539	$526,278	$488,132	$464,200
Gross margin	215,285	210,379	191,147	177,500
Operating income (loss)	36,216	19,779	(22,345)	(871)
Consolidated net income (loss)	23,733	3,340	(31,498)	(5,275)
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$23,501	$2,899	$(31,138)	$(4,543)

Basic net income (loss) per share	$0.21	$0.03	$(0.28)	$(0.04)
Diluted net income (loss) per share	$0.21	$0.03	$(0.28)	$(0.04)

(1)
The second, third, and fourth fiscal quarters of 2016 include $0.6 million, $38.8 million, and $7.1 million, respectively, of restructuring and related charges as part of cost optimization and corporate transformation initiatives. For further information, see Note 11, Restructurings and related charges, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

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

(1)
The first, second, third, and fourth fiscal quarters of 2015 include $1.4 million, $0.1 million, $6.0 million, and $1.3 million, respectively, of restructuring and related charges as part of cost optimization and corporate transformation initiatives. For further information, see Note 11, Restructurings and related charges, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

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

Management assessed our internal control over financial reporting as of October 31, 2016, the end of our fiscal year. Management based its assessment on the 2013 framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting during the year of the acquisition while integrating the acquired operations. Management's evaluation of internal control over financial reporting excluded the internal controls of InterCard, which we acquired on December 23, 2015, and whose results are included in our consolidated financial statements. InterCard represented approximately 2 percent of consolidated net revenues for the year ended October 31, 2016 and approximately 5 percent of consolidated total assets and approximately 11 percent of consolidated net assets as of October 31, 2016.

The effectiveness of our internal control over financial reporting as of October 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

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

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
In addition to the information set forth under the caption “Executive Officers” in Part I of this Annual Report on Form 10-K, the information required by this Item is expected to be in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders (the “Proxy Statement”), which we expect to be filed within 120 days of the end of our fiscal year ended October 31, 2016 and is incorporated herein by reference.

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
3. Exhibits The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibits

Exhibit Number	Description
3.1(6)	Amended and Restated Certificate of Incorporation of VeriFone as amended.

3.2(15)	Amended and Restated Bylaws of VeriFone.

4.1(2)	Specimen Common Stock Certificate; reference is made to Exhibit 3.1.

10.1(1)+	2002 Securities Purchase Plan.

10.2(1)+	New Founders’ Stock Option Plan.

10.3(2)+	Outside Directors’ Stock Option Plan.

10.4(4)+	2005 Employee Equity Incentive Plan.

10.5(3)+	Form of Indemnification Agreement.

10.6(12)+	Amended and Restated VeriFone Systems, Inc. (formerly, VeriFone Holdings, Inc.) 2006 Equity Incentive Plan.

10.7(13)+	Form of Amended and Restated VeriFone Bonus Plan.

10.8(5)+	Lipman Electronic Engineering Ltd. 2003 Stock Option Plan.

Exhibit Number	Description

10.9(5)+	Lipman Electronic Engineering Ltd. 2004 Stock Option Plan.

10.10(5)+	Lipman Electronic Engineering Ltd. 2004 Share Option Plan.

10.11(5)+	Amendment to Lipman Electronic Engineering Ltd. 2004 Share Option Plan.

10.12(5)+	Lipman Electronic Engineering Ltd. 2006 Share Incentive Plan.

10.13(7)	Sale and Purchase Agreement dated November 12, 2011 by and between Point Luxembourg Holding S.À.R.L. and Electronic Transactions Group Limited, as Sellers, and VeriFone Nordic AB, as Purchaser.

10.14(8)	Security Agreement, dated as of December 28, 2011, by and among JPMorgan Chase Bank, N.A., in its capacity as the Collateral Agent, and the VeriFone parties.

10.15(8)	Pledge Agreement, dated as of December 28, 2011, by and among the VeriFone parties and JPMorgan Chase Bank, N.A., in its capacity as the Collateral Agent.

10.16(8)	Guaranty, dated as of December 28, 2011, executed by each of the Guarantors party thereto in favor of JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent.

10.17(9)+	Offer Letter between the Company and Marc E. Rothman.

10.18(9)	Form of Restricted Stock Unit Award Notice.

10.19(10)
Amendment and Restatement Agreement, dated as of July 8, 2014, to the Credit Agreement, among VeriFone Intermediate Holdings, Inc., VeriFone, Inc., the other Loan Parties party thereto, the Lender parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.

10.20(11)+	Offer Letter, dated September 15, 2013, between the Company and Paul Galant.

10.21*(13)+	Director Deferred Compensation Plan.

10.22(14)+	Executive Severance Policy.

10.23(16)	Offer letter, dated November 14, 2014, between the Company and Glen Robson

21.1*	List of subsidiaries of VeriFone.

Exhibit Number	Description
23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.

**
XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1)	Filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed February 23, 2005.

(2)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed April 18, 2005.

(3)	Filed as an exhibit to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed April 29, 2005.

(4)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-124545), filed May 2, 2005.

(5)	Incorporated by reference in the Registrant’s Registration Statement on Form S-8 (File No. 333-138533), filed November 9, 2006.

(6)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K, filed December 21, 2010.

(7)	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q, filed March 12, 2012.

(8)	Filed as an exhibit to the Registrant's Current Report on Form 8-K, filed January 4, 2012.

(9)	Filed as an exhibit to the Registrant's Current Report on Form 8-K, filed February 4, 2013.

(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed July 10, 2014.

(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed September 23, 2013.

(12)	Filed as an appendix to the Registrant’s Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders, filed February 11, 2015.

(13)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K, filed December 18, 2015.

(14)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed June 21, 2016.

(15)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed December 20, 2016.

(16)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed March 11, 2016.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIFONE SYSTEMS, INC.

BY:	/S/ PAUL S. GALANT
Paul S. Galant
Chief Executive Officer
December 27, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ PAUL S. GALANT	Chief Executive Officer	December 27, 2016
Paul S. Galant	(principal executive officer)

/s/ MARC E. ROTHMAN	Executive Vice President and Chief Financial Officer	December 27, 2016
Marc E. Rothman	(principal financial and accounting officer)

/s/ ROBERT W. ALSPAUGH	Director	December 27, 2016
Robert W. Alspaugh

/s/ KAREN AUSTIN	Director	December 27, 2016
Karen Austin

/s/ ALEX W. HART	Chairman of the Board of Directors	December 27, 2016
Alex W. Hart

/s/ ROBERT B. HENSKE	Director	December 27, 2016
Robert B. Henske

/s/ EITAN RAFF	Director	December 27, 2016
Eitan Raff

/s/ JONATHAN I. SCHWARTZ	Director	December 27, 2016
Jonathan I. Schwartz

/s/ JANE J. THOMPSON	Director	December 27, 2016
Jane J. Thompson