Form 10-Q
period 2017-01-31
VERIFONE SYSTEMS, INC.
filed 2017-03-10
CIK 1312073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2017
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on February 28, 2017

Class	Number of shares
Common Stock, $0.01 par value per share	111,614,825

VERIFONE SYSTEMS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (Unaudited)

VERIFONE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended January 31,
	2017	2016
	(Unaudited, in thousands, except per share data)
Net revenues:
Systems	$265,401	$337,592
Services	188,470	175,947
Total net revenues	453,871	513,539
Cost of net revenues:
Systems	166,392	194,805
Services	116,048	103,449
Total cost of net revenues	282,440	298,254
Gross margin	171,431	215,285
Operating expenses:
Research and development	56,810	51,668
Sales and marketing	49,453	54,949
General and administrative	50,840	52,826
Amortization of purchased intangible assets	18,763	19,626
Total operating expenses	175,866	179,069
Operating income (loss)	(4,435)	36,216
Interest expense, net	(8,147)	(8,304)
Other income (expense), net	(2,222)	(2,180)
Income (loss) before income taxes	(14,804)	25,732
Income tax provision	2,920	1,999
Consolidated net income (loss)	(17,724)	23,733
Net income (loss) attributable to noncontrolling interests	(1,101)	232
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$(16,623)	$23,501
Net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Basic	$(0.15)	$0.21
Diluted	$(0.15)	$0.21
Weighted average number of shares used in computing net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Basic	111,388	111,266
Diluted	111,388	112,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended January 31,
	2017	2016
	(Unaudited, in thousands)
Consolidated net income (loss)	$(17,724)	$23,733

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(2,102)	(38,229)
Unrealized gain (loss) on derivatives designated as cash flow hedges
Change in unrealized gain (loss) on derivatives designated as cash flow hedges	3,859	(1,687)
Amounts reclassified from Accumulated other comprehensive loss	678	1,162
Tax impact on unrealized gain (loss) on derivatives designated as cash flow hedges	(1,722)	—
Net change in unrealized gain (loss) on derivatives designated as cash flow hedges	2,815	(525)
Net change in pension plan obligations	26	26
Other comprehensive income (loss)	739	(38,728)
Total comprehensive loss	(16,985)	(14,995)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(1,101)	232
Comprehensive loss attributable to VeriFone Systems, Inc. stockholders	$(15,884)	$(15,227)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2017	October 31, 2016
	(Unaudited, in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$146,995	$148,352
Accounts receivable, net of allowances of $15,116 and $14,063, respectively	322,632	323,447
Inventories	155,913	175,231
Prepaid expenses and other current assets	105,465	110,397
Total current assets	731,005	757,427
Property and equipment, net	202,654	202,277
Purchased intangible assets, net	282,963	306,298
Goodwill	1,111,744	1,110,493
Deferred tax assets, net	35,801	36,989
Other long-term assets	79,117	81,323
Total assets	$2,443,284	$2,494,807
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$133,399	$154,574
Accruals and other current liabilities	206,742	213,411
Deferred revenue, net	107,906	104,797
Short-term debt	67,170	66,017
Total current liabilities	515,217	538,799
Long-term deferred revenue, net	69,848	66,516
Deferred tax liabilities, net	100,850	99,371
Long-term debt	836,553	859,896
Other long-term liabilities	75,413	76,840
Total liabilities	1,597,881	1,641,422
Commitments and contingencies
Redeemable noncontrolling interest in subsidiary	3,476	4,980
Stockholders’ equity:
Preferred stock: $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 111,577 and 111,261 shares issued and outstanding as of January 31, 2017 and October 31, 2016, respectively	1,116	1,113
Additional paid-in capital	1,781,340	1,771,951
Accumulated deficit	(634,962)	(618,339)
Accumulated other comprehensive loss	(340,255)	(340,994)
Total VeriFone Systems, Inc. stockholders’ equity	807,239	813,731
Noncontrolling interests in subsidiaries	34,688	34,674
Total equity	841,927	848,405
Total liabilities, redeemable noncontrolling interest in subsidiary and equity	$2,443,284	$2,494,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended January 31,
	2017	2016
	(Unaudited, in thousands)
Cash flows from operating activities
Consolidated net income (loss)	$(17,724)	$23,733
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization	40,879	40,463
Stock-based compensation expense	9,553	10,460
Deferred income taxes, net	995	(2,775)
Other	5,768	3,547
Net cash provided by operating activities before changes in operating assets and liabilities	39,471	75,428
Changes in operating assets and liabilities:
Accounts receivable, net	(516)	10,491
Inventories	19,374	(8,254)
Prepaid expenses and other assets	3,698	(8,721)
Accounts payable	(20,229)	(4,239)
Deferred revenue, net	6,894	15,138
Other current and long-term liabilities	(4,038)	(13,385)
Net change in operating assets and liabilities	5,183	(8,970)
Net cash provided by operating activities	44,654	66,458
Cash flows from investing activities
Capital expenditures	(19,482)	(30,605)
Acquisition of businesses, net of cash and cash equivalents acquired	—	(88,739)
Other investing activities, net	1,129	(222)
Net cash used in investing activities	(18,353)	(119,566)
Cash flows from financing activities
Proceeds from debt, net of issuance costs	60,000	222,378
Repayments of debt	(86,088)	(93,011)
Proceeds from issuance of common stock through employee equity incentive plans	636	998
Stock repurchases	—	(79,866)
Other financing activities, net	(1,494)	(289)
Net cash provided by (used in) financing activities	(26,946)	50,210
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	(485)	(7,121)
Net decrease in cash, cash equivalents and restricted cash	(1,130)	(10,019)
Cash, cash equivalents and restricted cash, beginning of period	159,181	215,869
Cash, cash equivalents and restricted cash, end of period	$158,051	$205,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

Note 1. Principles of Consolidation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of VeriFone Systems, Inc. and our wholly-owned and majority-owned subsidiaries, including a variable interest entity where we are deemed to be the primary beneficiary, and have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions on Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The Condensed Consolidated Balance Sheet at October 31, 2016 has been derived from the audited Consolidated Balance Sheet at that date. All significant inter-company accounts and transactions have been eliminated. In accordance with these rules and regulations, we have omitted certain information and notes normally provided in our annual consolidated financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring items, necessary for the fair presentation of our financial position and results of operations for the interim periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016. The results of operations for the three months ended January 31, 2017 are not necessarily indicative of the results expected for the entire fiscal year.

We have two operating segments: Verifone Systems and Verifone Services. Verifone Systems delivers point of sale electronic payment devices that run our unique operating systems, security and encryption software and certified payment software for both payments and commerce. Verifone Services delivers device related services and maintenance, payment transaction routing and reporting, and commerce based services such as advertising on digital screens. Our reportable segments are the same as our operating segments.

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

Significant Accounting Policies

During the three months ended January 31, 2017, there have been no changes in our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.

Concentrations of Credit Risk

For the three months ended January 31, 2017 and 2016, no single customer accounted for more than 10% of our total Net revenues. As of January 31, 2017 and October 31, 2016, no single customer accounted for more than 10% of our total Accounts receivable, net.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Adopted Accounting Pronouncements

During August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We adopted ASU 2016-15 retrospectively, effective November 1, 2016. Adoption had no impact on our consolidated statements of cash flows in any periods presented.

During November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. We adopted ASU 2016-18 retrospectively, effective November 1, 2016. Restricted cash is now included as a component of Cash, cash equivalents and restricted cash on our Consolidated Statements of Cash Flows for all periods presented.

Recent Accounting Pronouncements Not Yet Adopted

During January 2017, the FASB issued ASU 2017-01, Business Combinations - Clarifying the Definition of a Business, which provides new guidance to assist entities with evaluating when a set of transferred assets and activities is a business. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted in certain circumstances. We are currently in the process of evaluating our adoption timing and the impact of this new pronouncement on our consolidated financial position and results of operations.

During January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test.
The standard is effective for annual or interim impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently in the process of evaluating the impact of this new pronouncement on our consolidated financial position and results of operations.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the computation of net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended January 31,
	2017	2016
Basic and diluted net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Numerator:
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$(16,623)	$23,501
Denominator:
Weighted average shares attributable to VeriFone Systems, Inc. stockholders - basic	111,388	111,266
Weighted average effect of dilutive stock options, RSUs and RSAs	—	1,085
Weighted average shares attributable to VeriFone Systems, Inc. stockholders - diluted	111,388	112,351
Net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Basic	$(0.15)	$0.21
Diluted	$(0.15)	$0.21

For the three months ended January 31, 2017 and 2016, equity incentive awards representing 8.0 million and 3.4 million shares of common stock, respectively, were excluded from the calculation of weighted average shares for diluted net income per share as they were anti-dilutive. Anti-dilutive awards, which include stock options, RSUs and RSAs, could impact future calculations of diluted net income per share if the fair market value of our common stock increases.
For the three months ended January 31, 2016, we repurchased approximately 2.6 million shares of our common stock on the open market at an average repurchase price of $28.02 per share pursuant to a stock repurchase program authorized by our Board of Directors in September 2015. No shares were repurchased during the three months ended January 31, 2017.

Note 3. Income Taxes

We recorded tax provisions totaling $2.9 million and $2.0 million for the three months ended January 31, 2017 and 2016, respectively. The income tax provisions for the three months ended January 31, 2017 and 2016 are primarily related to foreign taxes partially offset by the reversal of unrecognized tax benefits where statute of limitations expired or audits have been settled.

Our total unrecognized tax benefits were approximately $106.5 million as of January 31, 2017. The amount of unrecognized tax benefits could be reduced upon closure of tax examinations or if the statute of limitations on certain tax filings expires without assessment from the relevant tax authorities. We believe that it is reasonably possible that there could be an immaterial reduction in unrecognized tax benefits due to statute of limitation expirations in multiple tax jurisdictions during the next 12 months. Interest and penalties accrued on these uncertain tax positions will also be released upon the expiration of the applicable statute of limitations.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Israel Tax Audit Assessment

We are currently under audit by the Israeli Tax Authorities for fiscal years 2008 through 2009 and 2011 through 2013. The Israeli Tax Authorities issued a tax assessment in October 2014 for fiscal year 2009 or alternatively for fiscal year 2008 claiming there was a business restructuring that resulted in a transfer of some functions, assets and risks from VeriFone Israel Ltd. to the U.S. parent company that the Israeli Tax Authorities claim was a sale valued at 1.36 billion New Israeli Shekels (approximately $361.4 million at the foreign exchange rate as of January 31, 2017). We filed our objection to the tax assessment in January 2015 and received the Israeli Tax Authorities decision through an Order (a second stage assessment) in January 2016. The Order increased the value of the sale to 2.20 billion New Israeli Shekels in fiscal year 2009 (approximately $584.2 million at the foreign exchange rate as of January 31, 2017) or alternatively 2.23 billion New Israeli Shekels in fiscal year 2008 (approximately $591.0 million at the foreign exchange rate as of January 31, 2017) and contended secondary adjustments relating to a deemed dividend and/or interest.

Based on the Order, these and other claims result in a tax liability and deficiency penalty assessment in the amount of 1.29 billion New Israeli Shekels (approximately $341.8 million at the foreign exchange rate as of January 31, 2017), if the claim was assessed for fiscal year 2009, to 1.53 billion New Israeli Shekels (approximately $405.4 million at the foreign exchange rate as of January 31, 2017) if the claim was assessed for fiscal year 2008, including interest, the required Israeli price index adjustments (referred to as the linkage differentials) and deficiency fines (as applicable) through January 31, 2017. The Israeli Tax Authorities' contention regarding secondary adjustments relating to deemed dividend was not quantified by them.

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

Other Audits

We have certain other foreign subsidiaries under audit by foreign tax authorities, including India for fiscal years 2008 to 2015, Spain for fiscal years 2011 to 2013 and New Zealand for fiscal years 2014 and 2015. Although we believe we have appropriately provided for income taxes for the years subject to audit, the India, Israel, Spain and New Zealand taxing authorities may adopt different interpretations. We have not yet received any final determinations with respect to these audits. We have accrued tax liabilities associated with these audits. With few exceptions, we are no longer subject to tax examination for periods prior to 2008.

Note 4. Balance Sheet and Statement of Operations Components

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows (in thousands):

	January 31, 2017	October 31, 2016
Cash and cash equivalents	$146,995	$148,352
Restricted cash included in Prepaid expenses and other current assets	9,360	9,008
Restricted cash included in Other long-term assets	1,696	1,821
Cash, cash equivalents and restricted cash	$158,051	$159,181

Restricted cash as of January 31, 2017 and October 31, 2016 was mainly comprised of pledged deposits.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories consisted of the following (in thousands):

	January 31, 2017	October 31, 2016
Raw materials	$36,581	$35,453
Work-in-process	1,360	3,884
Finished goods	117,972	135,894
Total inventories	$155,913	$175,231

Accruals and Other Current Liabilities

Accruals and other current liabilities consisted of the following (in thousands):

	January 31, 2017	October 31, 2016
Accrued expenses	$73,253	$76,187
Accrued compensation	52,528	52,555
Other current liabilities	80,961	84,669
Total accruals and other current liabilities	$206,742	$213,411

Other current liabilities were comprised primarily of sales and value-added taxes payable, accrued warranty, accrued restructuring expenses and customer deposits.

Accrued Warranty

Activity related to accrued warranty consisted of the following (in thousands):

	Three Months Ended January 31,
	2017	2016
Balance at beginning of period	$16,656	$16,320
Warranty charged to Cost of net revenues	3,349	3,026
Utilization of warranty accrual	(3,146)	(3,937)
Balance at end of period	16,859	15,409
Less: current portion	(14,095)	(12,313)
Long-term portion	$2,764	$3,096

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Restructuring Expenses

Activity related to accrued restructuring expenses consisted of the following (in thousands):

	Restructuring Plans
	June 2014 Plan		July 2015 Plan	June 2016 Plan
	Employee Involuntary Termination Benefits	Facilities Related Costs	Employee Involuntary Termination Benefits	Employee Involuntary Termination Benefits	Facilities Related Costs	Total
Balance at October 31, 2016	$997	$—	$703	$5,225	$2,807	$9,732
Charges, net of adjustments	(24)	—	190	2,232	10	2,408
Cash payments	(15)	—	(171)	(2,455)	(10)	(2,651)
Balance at January 31, 2017	$958	$—	$722	$5,002	$2,807	$9,489
Cumulative costs to date	$12,748	$853	$6,812	$14,139	$3,440

Deferred Revenue, Net

Deferred revenue, net of related costs consisted of the following (in thousands):

	January 31, 2017	October 31, 2016
Deferred revenue	$192,587	$185,788
Deferred cost of revenue	(14,833)	(14,475)
Deferred revenue, net	177,754	171,313
Less: current portion	(107,906)	(104,797)
Long-term portion	$69,848	$66,516

Stock-Based Compensation Expense

The following table presents the stock-based compensation expense recognized in our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended January 31,
	2017	2016
Cost of net revenues	$930	$812
Research and development	1,568	1,908
Sales and marketing	2,587	3,259
General and administrative	4,468	4,481
Total stock-based compensation expense	$9,553	$10,460

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Loss

Activity related to Accumulated other comprehensive loss consisted of the following (in thousands):

	Foreign currency translation adjustments	Unrealized gain (loss) on derivatives designated as cash flow hedges (1)	Adjustment of pension plan obligations (2)	Total
Balance at October 31, 2016	$(333,280)	$(2,419)	$(5,295)	$(340,994)
Gains (losses) before reclassifications	(1,890)	3,859	—	1,969
Amounts reclassified from Accumulated other comprehensive loss	—	678	26	704
Tax effect	(212)	(1,722)	—	(1,934)
Other comprehensive gain (loss)	(2,102)	2,815	26	739
Balance at January 31, 2017	$(335,382)	$396	$(5,269)	$(340,255)

(1) Amounts reclassified from Accumulated other comprehensive loss were recorded in Interest expense, net in the Consolidated Statements of Operations.
(2) Amounts reclassified from Accumulated other comprehensive loss, net of tax, were recorded in General and administrative expenses in the Consolidated Statements of Operations. The related tax impacts were insignificant.

Note 5. Financial Instruments

Fair Value Measurements

Our financial assets and liabilities consist principally of cash, accounts receivable, accounts payable, debt, foreign exchange forward contracts, interest rate swaps and contingent consideration payable. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value. The estimated fair value of our debt approximates the carrying value because the interest rate on such debt adjusts to market rates on a periodic basis. Contingent consideration payable, assets held for sale, interest rate swaps and foreign exchange forward contracts are recorded at estimated fair value.

During the three months ended January 31, 2017, there was no material change in the items we measure and record at fair value on a recurring basis. Additionally, there were no transfers between levels of the fair value hierarchy in the three months ended January 31, 2017.

Fair Value of Contingent Consideration Payable

The fair value of contingent consideration payable totaled $6.0 million at both January 31, 2017 and October 31, 2016, and is comprised of amounts payable related to acquisitions. We evaluate changes in the assumptions used to calculate the fair value of contingent consideration payable at the end of each period. The maximum liability on contingent consideration payable is indeterminate because it is based on contributions from the acquired businesses.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Financial Instruments

Interest Rate Swap Agreements Designated as Cash Flow Hedges

We use interest rate swap agreements to hedge the variability in cash flows related to interest payments. As of January 31, 2017, we have outstanding interest rate swap agreements to effectively convert $500.0 million of the term A loan from a floating rate plus applicable margin to a fixed rate of 1.20% plus applicable margin through March 30, 2018. The principal amount under the term A loan covered by the interest rate swap agreements will decrease to $450.0 million from April 1, 2017 through September 30, 2017 and $400.0 million from October 1, 2017 through March 30, 2018. In addition, we have outstanding an interest rate swap agreement to effectively convert $350.0 million of the term A loan to a fixed rate of 0.975% plus applicable margin from March 30, 2018 through June 30, 2019. The interest rate swaps qualify for hedge accounting treatment as cash flow hedges. The notional amounts of interest rate swap agreements outstanding as of January 31, 2017 and October 31, 2016 were each $500.0 million.

Foreign Exchange Forward Contracts Not Designated as Hedging Instruments

We arrange and maintain foreign currency exchange forward contracts so as to yield gains or losses to offset changes in foreign currency denominated assets or liabilities due to changes in foreign exchange rates, with the objective to mitigate the volatility associated with foreign currency transaction gains or losses. Our foreign currency exposures are predominantly inter-company receivables and payables arising from product sales and loans from one of our entities to another. Our foreign exchange forward contracts generally mature within 90 days. The notional amounts of such contracts outstanding as of January 31, 2017 and October 31, 2016 were $245.7 million and $175.0 million, respectively. Gains on foreign exchange forward contracts not designated as cash flow hedges totaled $0.5 million and $4.3 million in the three months ended January 31, 2017 and 2016, respectively.

Note 6. Goodwill and Purchased Intangible Assets

Goodwill

Activity related to goodwill by reportable segment consisted of the following (in thousands):

	Verifone Systems	Verifone Services	Total
Balance at October 31, 2016	$497,126	$613,367	$1,110,493
Dispositions	—	(596)	(596)
Currency translation adjustments	247	1,600	1,847
Balance at January 31, 2017	$497,373	$614,371	$1,111,744

Goodwill is not amortized. We review goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying amount may not be recoverable. Based upon our review, there were no indicators of impairment during the three months ended January 31, 2017.

The purchase price allocation for the Panaroma acquisition has not been finalized with respect to the fair value of income and non-income based taxes and the associated residual goodwill.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchased Intangible Assets, Net

Purchased Intangible assets, net consisted of the following (in thousands):

	January 31, 2017			October 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$521,788	$(267,701)	$254,087	$521,964	$(249,513)	$272,451
Other	50,931	(22,055)	28,876	73,175	(39,328)	33,847
Total	$572,719	$(289,756)	$282,963	$595,139	$(288,841)	$306,298

Other intangible assets, net, were comprised primarily of developed and core technology.

When purchased intangible assets reach the end of their useful lives, gross carrying amount and accumulated amortization are offset. During the three months ended January 31, 2017, we offset $20.8 million of Gross carrying amount and Accumulated amortization of intangible assets related to developed technology because they reached the end of their useful lives.

Amortization of purchased intangible assets was allocated as follows (in thousands):

	Three Months Ended January 31,
	2017	2016
Included in Cost of net revenues	$2,445	$3,989
Included in Operating expenses	18,763	19,626
Total amortization of purchased intangible assets	$21,208	$23,615

Total future amortization expense for purchased intangible assets that have finite lives, based on our existing intangible assets and their current estimated useful lives as of January 31, 2017, is estimated as follows (in thousands):

	Cost of Net Revenues	Operating Expenses	Total
Fiscal Years Ending October 31:
Remaining of fiscal year 2017	$4,809	$49,195	$54,004
2018	5,216	55,448	60,664
2019	4,836	50,017	54,853
2020	3,173	42,305	45,478
2021	2,435	30,660	33,095
Thereafter	943	33,926	34,869
Total future amortization expense	$21,412	$261,551	$282,963

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7. Debt

Amounts outstanding under our financing arrangements consisted of the following (in thousands):

	January 31, 2017	October 31, 2016
Credit Agreement
Term A loan	$510,000	$525,000
Term B loan	195,000	195,500
Revolving loan	192,942	204,684
Capital leases and other debt	15,605	11,573
Total principal payments due	913,547	936,757
Less: original issue discount and debt issuance costs	(9,824)	(10,844)
Total amounts outstanding	903,723	925,913
Less: current portion	(67,170)	(66,017)
Long-term portion	$836,553	$859,896

Credit Agreement

Key terms of our credit agreement include financial maintenance covenants and certain representations, warranties, covenants and conditions that are customarily required for similar financings. We were in compliance with all financial covenants under our credit agreement as of January 31, 2017.

Borrowings under the credit agreement may be “Base Rate Borrowings” or “Eurodollar Borrowings” at our option. As of January 31, 2017, we have elected the Eurodollar option for all of our borrowings. Eurodollar loans bear interest at a monthly market interest rate plus a margin according to the credit agreement. As of January 31, 2017, the monthly market interest rate was 0.78% for our term A and revolver loans, and 0.78% for our term B loan, and the margins were 1.75% for our term A and revolver loans and 2.75% for our term B loan. Accordingly, as of January 31, 2017, the interest rate was 2.53% for the term A and revolving loans and 3.53% for the term B loan.

We have a number of interest rate swap agreements under which we currently pay banks a fixed rate of 1.20% and receive a monthly floating rate, which effectively converts $500.0 million of the term A loan from a floating interest rate to a fixed interest rate as of January 31, 2017. See Note 5, Financial Instruments for additional information.

As of January 31, 2017, the commitment fee for the unused portion of the revolving loan was 0.25% per annum, payable quarterly in arrears, and the amount available to draw under the revolving loan was $307.1 million.

Note 8. Commitments and Contingencies

Commitments

There have been no material changes to our non-cancelable operating lease commitments and manufacturing agreements since October 31, 2016.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Bank Guarantees

We have arranged bank guarantees with maturities ranging from two months to nine years to certain of our customers and vendors as required in some countries to support certain performance obligations under our service or other agreements with those parties. As of January 31, 2017, the maximum amount that may become payable under these guarantees was $15.6 million, of which $1.5 million was collateralized by restricted cash deposits.

Contingencies

We evaluate the circumstances regarding outstanding and potential litigation and other contingencies on a quarterly basis to determine whether there is at least a reasonable possibility that a loss exists requiring accrual or disclosure, and if so, whether an estimate of the possible loss or range of loss can be made, or whether such an estimate cannot be made. When a loss is probable and reasonably estimable, we accrue for such amount based on our estimate of the probable loss considering information available at the time. When a loss is reasonably possible, we disclose the estimated possible loss or range of loss in excess of amounts accrued, if material. Except as otherwise disclosed below, we do not believe that material losses were probable or that there was a reasonable possibility that a material loss may have been incurred with respect to the matters disclosed.

Brazilian Tax Assessments

State Value-Added Tax

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the São Paulo State Revenue Department for collection of state sales taxes related to purported sales of software for the 1998 and 1999 tax years. In 2004, an appeal against this unfavorable administrative decision was filed in a judicial proceeding. The first level decision in the judicial proceeding was issued in our favor. The São Paulo State Revenue Department filed an appeal of this decision. The second level administrative decision ordered that the case be returned to the lower court in order to allow the production of further evidence. Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible that we may receive an unfavorable decision in this proceeding. The tax assessment including estimated interest through January 31, 2017 for this matter totals approximately 9.1 million Brazilian reais (approximately $2.9 million at the foreign exchange rate as of January 31, 2017). As of January 31, 2017, we have not accrued for this matter, but we have posted a bank bond as a guaranty.

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

Excluding the assessments that have been enrolled in the REFIS Amnesty as previously reported, which have been accrued net of the net operating losses that we expect to apply against the settlement obligations, the remaining assessments totaled approximately 3.3 million Brazilian reais (approximately $1.0 million at the foreign exchange rate as of January 31, 2017), including estimated penalties and interest, as of January 31, 2017. In December 2016, we learned that the appeal of these remaining assessments not subject to amnesty was decided in our favor. The Federal Treasury has elected not to appeal, and accordingly there are no longer any assessments in dispute.

Municipality Services Tax Assessments

In December 2009, one of the Brazilian subsidiaries that was acquired as part of the Lipman acquisition was notified of a tax assessment regarding alleged nonpayment of tax on services rendered for the period from September 2004 to December 2004. This assessment was issued by the municipality of São Paulo (the "municipality") and asserts a services tax deficiency and related penalties totaling 875,000 Brazilian reais (approximately $280,000 at the foreign exchange rate as of January 31, 2017), excluding interest. The municipality claims that the Brazilian subsidiary rendered certain services within the municipality of São Paulo but simulated that those services were rendered in another city. At the end of December 2010 the municipality issued further tax assessments alleging the same claims for 2005 through June 2007. These additional subsequent claims assert services tax deficiencies and related penalties totaling 5.9 million Brazilian reais (approximately $1.9 million at the foreign exchange rate as of January 31, 2017), excluding interest. We received unfavorable decisions from the administrative courts, which ruled to maintain the tax assessments for each of these matters. No further grounds of appeal are available to us for these assessments within the administrative courts. In October 2012, as a result of the decision at the administrative level, the tax authorities filed an enforcement action in the civil courts to collect on the services tax assessments amounts awarded by the administrative court and seeking other related costs and fees. On March 6, 2013, we filed our defensive claims in the civil courts in response to the tax authorities' enforcement action. In February 2013 the tax authorities filed an additional enforcement action in the civil courts to collect on the penalties related to the services tax assessments amounts awarded by the administrative courts. Based on our understanding of the underlying facts of this matter and our evaluation of the potential outcome at the judicial level, we believe it is reasonably possible that our Brazilian subsidiary will be required to pay some amount of the alleged tax assessments and penalties related to these matters, as well as amounts of interest and certain costs and fees imposed by the court related thereto. As of January 31, 2017, the amount of the alleged tax assessments and penalties related to these matters was approximately 25.2 million Brazilian reais (approximately $8.0 million at the foreign exchange rate as of January 31, 2017), including interest, costs and fees related thereto.

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the municipality of Curitiba for collection of alleged services tax deficiency. An appeal against this unfavorable administrative decision was filed in a judicial proceeding and currently the case is pending the municipality of Curitiba's compliance with the writ of summons. As of January 31, 2017, the underlying assessment, including estimated interest, was approximately 5.8 million Brazilian reais (approximately $1.8 million at the foreign exchange rate as of January 31, 2017). Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible that we may receive an unfavorable decision in this proceeding.

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

On May 12, 2015, a new class action complaint was filed against us in Israel alleging similar claims as the dismissed Israeli class action and alleging that Israeli shareholders were deprived of due process in the U.S. class action settlement proceedings. We are opposing the new class action and plaintiff's class certification motion on substantially the same grounds on which the previous case was dismissed. The court held a pretrial hearing on that motion on May 19, 2016 at which it requested additional information including expert reports, a position paper from the Israel Securities Authority ("ISA") and further briefing. In July 2016, the ISA submitted a position paper supporting our position regarding applicable law. Other requested information has also now been submitted, but the court has not yet ruled.

Dolled v. Bergeron et al.

On April 19, 2013, a derivative action, Dolled v. Bergeron et al., Case No. 113-CV-245056, was filed in the Superior Court of California, County of Santa Clara in connection with our February 20, 2013 announcement of preliminary financial results for the fiscal quarter ended January 31, 2013. The action, brought derivatively on behalf of Verifone, names Verifone as a nominal defendant and brings claims for insider selling, breach of fiduciary duty and unjust enrichment variously against certain of our current and former officers and directors. The complaint seeks unspecified monetary damages, restitution and disgorgement of profits and compensation paid to defendants, injunctive relief directing us to reform its corporate governance, and payment of the plaintiff's costs and attorneys' fees. On May 30, 2013, the court entered the parties' stipulation and proposed order, which appointed plaintiff and plaintiff's counsel as lead plaintiff and lead counsel, respectively, in the consolidated action, captioned In re VeriFone Systems, Inc. Derivative Litigation. The next case management conference is scheduled for July 14, 2017.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Zoumboulakis v. McGinn et al.

On May 24, 2013, a federal derivative action, Zoumboulakis v. McGinn et al., Case No. 13-CV-02379, was filed in the U.S. District Court for the Northern District of California against certain current and former directors and officers derivatively on our behalf. The complaint, which named us as a nominal defendant, alleges breach of fiduciary duty and abuse of control and asserts claims under Section 14(a) of the Securities Exchange Act of 1934 for false or misleading financial statements and proxy statement disclosures. The original complaint sought unspecified monetary damages, including exemplary damages, restitution from defendants, injunctive relief directing us to make certain corporate governance reforms, and payment of the plaintiff's costs and attorneys' fees. On August 12, 2013, the court granted defendants' motion to relate this action to the pending shareholder class action, Sanders v. VeriFone Systems, Inc. et al. On January 21, 2014, plaintiff filed a first amended complaint, which removed one of our former officers from the action and added an additional former director as a defendant. The first amended complaint asserted claims against the defendants for breach of fiduciary duty, abuse of control, violations of Securities Exchange Act Section 14(a) and unjust enrichment. The first amended complaint also included claims for insider trading against three of the named former and current directors. On August 7, 2014, the court granted our motion to dismiss the first amended complaint with leave to amend. On October 17, 2014, plaintiff filed a second amended complaint, to which we responded by filing another motion to dismiss. On December 3, 2015, the court granted our motion to dismiss, again with leave to amend. On January 20, 2016, plaintiff filed a third amended complaint alleging demand futility with respect to the current Board. On March 1, 2016, we filed another motion to dismiss, on which the court has not yet ruled.

If either of these derivative lawsuits is resolved adversely to us, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

On June 15, 2015, we filed appeals and interim applications to stay the CCI orders. The appellate court has granted our interim applications to stay all proceedings at least until the final appellate hearing, which commenced on January 19, 2016, and is next scheduled to continue on March 22, 2017.

The CCI's rulings reserved the right to pursue additional proceedings against individuals that it deems responsible for the alleged conduct. We are unable to make any estimate of potential loss for any further proceedings the CCI may pursue but do not expect it to be material to our results of operations.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Litigation

Certain of the foregoing cases are still in the preliminary stages and we are not able to quantify the extent of our potential liability, if any, other than as described above. Further, the outcome of litigation is inherently unpredictable and subject to significant uncertainties. If any of these matters are resolved adversely to us, this could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, defending these legal proceedings is likely to be costly, which may have a material adverse effect on our financial condition, results of operations and cash flows, and may divert management's attention from the day-to-day operations of our business. We are subject to various other legal proceedings related to commercial, customer and employment matters that have arisen during the ordinary course of business. The outcome of such legal proceedings is inherently unpredictable and subject to significant uncertainties. Although there can be no assurance as to the ultimate disposition of these matters, our management has determined, based upon the information available at the date of these financial statements, including anticipated expected availability of insurance coverage, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Income Tax Uncertainties

As of January 31, 2017, the amount payable for unrecognized tax benefits was $34.2 million, including accrued interest and penalties, none of which is expected to be paid within one year. This amount is included in Other long-term liabilities in our Condensed Consolidated Balance Sheet as of January 31, 2017. We are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur.

Note 9. Segment and Geographic Information

Net revenues and operating income of each segment reflect net revenues and expenses that are directly attributable to that segment. Net revenues and expenses not allocated to segment net revenues and segment operating income include amortization of purchased intangible assets, amortization of step-down in deferred services net revenues and associated costs of net revenues at acquisition, restructuring and related charges, stock-based compensation, as well as general and administrative and corporate research and development expense. We do not separately evaluate assets by segment and therefore assets by segment are not presented below.

The following table sets forth net revenues for our reportable segments and reconciles segment net revenues to total net revenues (in thousands):

	Three Months Ended January 31,
	2017	2016
Segment net revenues:
Verifone Systems	$265,401	$337,592
Verifone Services	191,218	175,964
Total segment net revenues	456,619	513,556
Amortization of step down in deferred services net revenues at acquisition	(2,748)	(17)
Total net revenues	$453,871	$513,539

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth operating income for our reportable segments and reconciles segment operating income to consolidated operating income (loss) (in thousands):

	Three Months Ended January 31,
	2017	2016
Operating income by segment:
Verifone Systems	$40,712	$80,901
Verifone Services	44,823	42,129
Total segment operating income	85,535	123,030
Items not attributable to segment operating income:
Amortization of step down in deferred services gross margin at acquisition	(2,194)	(17)
Amortization of purchase intangible assets	(21,208)	(23,615)
Stock-based compensation expense	(9,553)	(10,460)
Unallocated general and administrative expenses	(46,886)	(47,944)
Unallocated research and development expenses	(9,638)	(4,888)
Other unallocated costs	(491)	110
Total operating income (loss)	$(4,435)	$36,216

Note 10. Subsequent Events

On March 8, 2017, we signed an agreement to acquire a 50% equity interest in Gas Media Holdings, LLC, a newly formed holding company into which we will contribute certain assets associated with our marketing, promoting, selling and distributing media and advertising solutions for display or use in petroleum forecourts in the United States. DMI Parent, LLC, will contribute 100% of their equity interests in DMI Holdings, LLC, in exchange for the other 50% equity interest of this newly formed holding company. Subject to customary closing conditions, we expect this transaction to close during the three months ended July 31, 2017.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section should be read in conjunction with our consolidated financial statements and related notes included in our 2016 Annual Report on Form 10-K and the Condensed Consolidated Financial Statements and Notes included in Part I, Item I of this Quarterly Report on Form 10-Q. This section and other parts of this Quarterly Report on Form 10-Q and certain information incorporated by reference herein contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as "may," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential," or "continue," the negative of such terms, or comparable terminology. Such forward-looking statements are based on current expectations, estimates, and projections about our industry and management's beliefs and assumptions, and do not reflect the potential impact of any mergers, acquisitions, or other business combinations or divestitures that have not been completed. Forward-looking statements are not guarantees of future performance and our actual results may differ materially from the results expressed or implied in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A, Risk Factors, in our 2016 Annual Report on Form 10-K and in Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q, and elsewhere in these reports, including our disclosures of Critical Accounting Policies and Estimates in Part II, Item 7 in our 2016 Annual Report on Form 10-K and in Part I, Item 2 of this Quarterly Report on Form 10-Q, and our disclosures in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our 2016 Annual Report on Form 10-K and in Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q, as well as in our Condensed Consolidated Financial Statements and Notes thereto. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform such statements to actual results or to changes in expectations. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.
In this Quarterly Report on Form 10-Q, each of the terms “VeriFone,” "Company," "us," "we," and "our" refers to VeriFone Systems, Inc. and its consolidated subsidiaries.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations is provided in addition to our Condensed Consolidated Financial Statements and accompanying notes to assist readers in understanding our results of operations, financial condition and cash flows. This section is organized as follows:
Overview: A discussion of our business.
Results of Operations:
Consolidated Results of Operations: An analysis and discussion of our financial results comparing our consolidated results of operations for the three months ended January 31, 2017 to the three months ended January 31, 2016.
Segment Results of Operations: An analysis and discussion of our financial results comparing the results of operations for each of our two reportable segments, Verifone Systems and Verifone Services, for the three months ended January 31, 2017 to the three months ended January 31, 2016.
Financial Outlook: A discussion of our expectations regarding certain trends that may affect our financial condition and results of operations.
Liquidity and Capital Resources: An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.
Contractual Obligations and Off-Balance Sheet Arrangements: Disclosures related to our contractual obligations, contingent liabilities, commitments and off-balance-sheet arrangements, as of January 31, 2017.
Critical Accounting Policies and Estimates: A discussion of the accounting policies and estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts, as well as recent accounting pronouncements that have had or are expected to have a material impact on our results of operations.

Overview

Our Business

We are a global leader in payments and commerce solutions. We provide expertise and solutions that add value at the retail point-of-sale (POS) and enable innovative forms of commerce. For 35 years, we have been a leader in designing, manufacturing, marketing and supplying a broad range of innovative payment solutions, including customer payments acceptance, connectivity between merchants and financial institutions, as well as security and comprehensive payment and commerce services. We focus on delivering solutions that include innovative POS payment capabilities, value-added services that increase merchant revenues and enhance the consumer experience, and solutions that enrich and improve the interaction between merchants and consumers and help merchants run their businesses more efficiently. Key industries in which we operate include financial services, retail, petroleum, restaurant, hospitality, taxi, transportation and healthcare.

The markets in which we operate are highly competitive. We compete based on various factors, including product functions and features, pricing, product quality and reliability, design innovation, interoperability with third-party systems and brand reputation. We also compete based on product availability and certifications, as well as service offerings and support. We continue to experience competition from traditional POS terminal providers as well as suppliers of ECRs that provide built-in electronic payment capabilities and producers of software that facilitates electronic payments over the Internet, and we also see new companies entering our markets, including entrants offering various forms of mobile device based payment options. In certain geographic markets, such as China and Brazil, we see customers requiring a choice of lower cost offerings. This trend has increased competition and pricing pressures in those geographies.

We have two operating segments: Verifone Systems and Verifone Services. Verifone Systems delivers point of sale electronic payment devices that run our unique operating systems, security and encryption software, and certified payment software for both payments and commerce. Verifone Services delivers device related services and maintenance, payment transaction routing and reporting, and commerce based services such as advertising on digital screens. Our reportable segments are the same as our operating segments.

In connection with our strategic focus to evolve from a device sales company to a solutions provider, we completed several strategic acquisitions during our fiscal year 2016, including InterCard AG, a leading payment service provider in Germany and AJB Software Design, a provider of payment gateway and switching solutions for large merchants in the U.S. and Canada. Our Services net revenues as a percentage of total net revenues for the three months ended January 31, 2017 has increased by 7.2 percentage points compared to the three months ended January 31, 2016, primarily as a result of net revenues from these acquired businesses.

On March 8, 2017, we signed an agreement to acquire a 50% equity interest in Gas Media Holdings, LLC, a newly formed holding company into which we will contribute certain assets associated with our marketing, promoting, selling and distributing media and advertising solutions for display or use in petroleum forecourts in the United States. DMI Parent LLC will contribute 100% of their equity interests in DMI Holdings, LLC, in exchange for the other 50% equity interest of this newly formed holding company. Subject to customary closing conditions, we expect this transaction to close during the three months ended July 31, 2017.

Systems

Sales of our point of sale electronic payment devices and systems comprise approximately 58.5% and 65.7% of our net revenues in the three months ended January 31, 2017 and January 31, 2016, respectively. Our point of sale electronic payment devices run our unique operating systems, security and encryption software, and certified payment software, and are designed to suit our clients' needs in a variety of environments, including traditional multilane and countertop implementations, self-service or unattended environments, in-vehicle and portable deployments, mobile point-of-sale solutions, as well as fully integrated POS solutions. Our systems can securely process a wide range of payment types including signature and PIN-based debit cards, credit cards, NFC/contactless/radio frequency identification cards, or RFID cards, smart cards, pre-paid gift and other stored-value cards, electronic bill payment, signature capture and electronic benefits transfer, or EBT. Our unique architecture enables multiple value-added applications, including third-party applications, such as gift card and loyalty card programs, healthcare insurance eligibility and time and attendance tracking, and allows these applications to reside on the same system without requiring recertification upon the addition of new applications. During the past year we introduced Verifone Engage, the next generation of our best-selling suite of devices, which is a family of interactive, commerce-enabled payment devices that we believe offer an innovative connected payments experience. We also launched Verifone Carbon, an integrated dual-screen connected point-of-sale solution that enables merchants to run register and business applications from a tablet screen while enabling consumers to pay and interact with a consumer-facing screen. Combining our Verifone Engage and Carbon payment solutions with our E-service and value family of devices, we are able to deliver rich media and complex commerce enablement services on our payment terminals to our merchant clients, as well as mobile solutions and products geared for price sensitive emerging markets. Security continues to be an important factor for all of our clients and we have experienced increasing demand for Europay, MasterCard and Visa, or "EMV", capable terminal solutions.

Services

Services are an important and growing part of our business and revenues, accounting for approximately 41.5% of our net revenues in the three months ended January 31, 2017, compared to 34.3% of our net revenues in the three months ended January 2016. We offer a wide portfolio of services including device, payment, commerce and omni-channel services. Our traditional device services include professional services related to installation and deployment, helpdesk support, training, equipment repair and maintenance, terminal management services and software post-contract support. Our payment services include gateway solutions that enable more efficient routing of transactions, multi-channel acceptance and processing, along with end-to-end encryption to reduce the complexity and costs of Payment Card Industry, or PCI, standards compliance. Our commerce services leverage our terminals to drive incremental consumer sales by engaging consumers at the point of sale through value-added applications such as loyalty and couponing applications, targeted offers and real-time reward redemptions. Our omni-channel services provide seamless interoperability between online and offline payments.

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

Results of Operations

Consolidated Results of Operations

Three Months Ended January 31, 2017 compared to January 31, 2016

	Three Months Ended January 31,
	2017	% of Net revenues (1)	2016	% of Net revenues (1)
	(in thousands, except percentages)
Net revenues:
Systems	$265,401	58.5%	$337,592	65.7%
Services	188,470	41.5%	175,947	34.3%
Total net revenues	453,871	100.0%	513,539	100.0%

Gross margin:
Systems	99,009	37.3%	142,787	42.3%
Services	72,422	38.4%	72,498	41.2%
Gross margin	171,431	37.8%	215,285	41.9%

Operating expenses:
Research and development	56,810	12.5%	51,668	10.1%
Sales and marketing	49,453	10.9%	54,949	10.7%
General and administrative	50,840	11.2%	52,826	10.3%
Amortization of purchased intangible assets	18,763	4.1%	19,626	3.8%
Total operating expenses	175,866	38.7%	179,069	34.9%
Operating income (loss)	(4,435)	(1.0)%	36,216	7.1%
Interest expense, net	(8,147)	(1.8)%	(8,304)	(1.6)%
Other income (expense), net	(2,222)	(0.5)%	(2,180)	(0.4)%
Income (loss) before income taxes	(14,804)	(3.3)%	25,732	5.0%
Income tax provision	2,920	0.6%	1,999	0.4%
Consolidated net income (loss)	$(17,724)	(3.9)%	$23,733	4.6%
(1) Systems and Services gross margin as a percentage of net revenues is computed as a percentage of the corresponding Systems and Services net revenues.

Net revenues for the three months ended January 31, 2017 were $453.9 million, compared to $513.5 million for the three months ended January 31, 2016, down $59.6 million or 11.6%. Systems net revenues decreased $72.2 million primarily as a result of decreased demand for EMV enabled devices in North America, which was partially offset by a $12.6 million increase in Services net revenues primarily from acquired businesses. (See further discussion of revenues by segment and geography below.)

Net Revenues by Geography

	Three Months Ended January 31,
	2017	% of Net revenues	2016	% of Net revenues
	(in thousands, except percentages)
Net Revenues
North America	$165,803	36.5%	$235,696	45.9%
Latin America	56,998	12.6%	54,780	10.6%
EMEA	168,122	37.0%	170,388	33.2%
Asia-Pacific	62,948	13.9%	52,675	10.3%
Total	$453,871	100.0%	$513,539	100.0%

•
North America net revenues decreased $69.9 million, due primarily to reduced demand for our EMV capable terminals by customers that had upgraded to products that support EMV requirements in the prior year.

•
Latin America net revenues increased $2.2 million, due primarily to a $13.3 million increase in Brazil as a result of the timing of purchase decisions by large customers, partially offset by an $11.1 million decrease throughout other Latin America markets.

•
EMEA net revenues decreased $2.3 million, due primarily to a $20.1 million decrease as a result of changes in timing of purchase decisions by large customers. The decrease was partially offset by an $8.1 million increase due to higher demand in new markets in the Middle East and a $10.3 million increase in net revenues from the acquisition of InterCard in December 2015. Net revenues also included a $6.8 million negative impact due to unfavorable foreign currency fluctuations.

•
Asia-Pacific net revenues increased $10.3 million, due primarily to a $16.8 million increase in India as a result of increased demand due to government demonetization initiatives. The increase was partially offset by a $5.4 million decrease in Australia due to reduced demand from some of our large banking customers that were upgrading and expanding terminals at their merchant customers in prior year.

Gross margin for the three months ended January 31, 2017 was $171.4 million or 37.8% of total net revenues, compared to $215.3 million or 41.9% of total net revenues, for the three months ended January 31, 2016, down $43.9 million or 4.1 percentage points. Gross margin in dollars decreased due primarily to the decrease in net revenues. Gross margin as a percentage of net revenues decreased due primarily to changes in geographic and product mix, such as changes in net revenues from North America, which generally have a higher gross margin compared to other geographies.

Research and development for the three months ended January 31, 2017 was $56.8 million compared to $51.7 million for the three months ended January 31, 2016, up $5.1 million or 9.9%, due primarily to a $7.1 million write-down of capitalized costs associated with development projects that will not be completed.

Sales and marketing for the three months ended January 31, 2017 was $49.5 million, compared to $54.9 million for the three months ended January 31, 2016, down $5.4 million or 9.8%, due primarily to reduced variable costs associated with lower revenues and decreased spend associated with cost savings initiatives.

General and administrative for the three months ended January 31, 2017 was $50.8 million, compared to $52.8 million for the three months ended January 31, 2016, down $2.0 million or 3.8%, due primarily to decreased spend as a result of cost savings initiatives, partially offset by additional costs associated with acquired businesses.

Amortization of purchased intangible assets for the three months ended January 31, 2017 was $18.8 million, compared to $19.6 million for the three months ended January 31, 2016, down $0.8 million or 4.1%, due primarily to a decrease from purchased intangible assets that were fully amortized in the prior year, which was substantially offset by an increase in amortization for purchased intangible assets associated with recently acquired businesses.

Interest expense, net for the three months ended January 31, 2017 was $8.1 million, compared to $8.3 million for the three months ended January 31, 2016, down $0.2 million or 2.4%, due primarily to lower loan balances year over year.

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

Three Months Ended January 31, 2017 compared to January 31, 2016

	Three Months Ended January 31,
	2017	% of Net revenues	2016	% of Net revenues
	(in thousands, except percentages)
Net revenues	$265,401	58.1%	$337,592	65.7%
Operating income	$40,712	15.3%	$80,901	24.0%

Net revenues for the three months ended January 31, 2017 were $265.4 million, compared to $337.6 million for the three months ended January 31, 2016, down $72.2 million or 21.4%.

•
Net revenues from the sale of countertop and pinpad devices decreased $56.6 million, due primarily to reduced customer demand for our EMV capable terminals in North America, as well as certain territories in Latin America due primarily to timing of purchase decisions by large customers.

•
Net revenues from the sale of multilane products decreased $19.2 million due primarily to reduced demand for our EMV capable devices by certain Tier 1 retailers in North America that had upgraded to products that support EMV requirements in the prior year.

•
Net revenues from the sale of portable and mobile devices increased by $5.3 million due primarily to increased demand in India related to the demonetization initiatives and changes in demand in Brazil and Europe related to the timing of customer tenders and projects.

Operating income for the three months ended January 31, 2017 was $40.7 million or 15.3% of net revenues, compared to $80.9 million or 24.0% of net revenues for the three months ended January 31, 2016, down $40.2 million or 8.7 percentage points.

•	Operating income in dollars decreased due primarily to reduced net revenues.

•
Operating income as a percentage of net revenues decreased due primarily to changes in geographic and product mix, such as changes from Systems net revenues from North America, which generally have a higher margin compared to other geographies.

Verifone Services Net Revenues and Operating Income

Verifone Services delivers a variety of service solutions that are designed to be complementary to our systems. These solutions ensure secure electronic payment transactions, provide value-added services to our merchants and enhance the consumer experience. Our device related services include professional services related to installation and deployment, helpdesk support, training, equipment repair and maintenance, terminal management services and software post-contract support. Our payment services include gateway solutions that enable more efficient routing of transactions, multi-channel acceptance and processing, along with end-to-end encryption to reduce the complexity and costs of Payment Card Industry, or PCI, standards compliance. Our commerce services leverage our terminals to drive incremental consumer sales by engaging customers at the point of sale through value-added applications such as loyalty and couponing applications, targeted offers and real-time reward redemptions. Our omni-channel services provide seamless interoperability between online and offline payments.

Three Months Ended January 31, 2017 compared to January 31, 2016

	Three Months Ended January 31,
	2017	% of Net revenues	2016	% of Net revenues
	(in thousands, except percentages)
Net revenues	$191,218	41.9%	$175,964	34.3%
Operating income	$44,823	23.4%	$42,129	23.9%

Net revenues for the three months ended January 31, 2017 were $191.2 million compared to $176.0 million for the three months ended January 31, 2016, up $15.3 million or 8.7%, due primarily to a $9.7 million increase in payment services net revenues from the acquisition of InterCard in December 2015 and a $3.5 million increase in payment services net revenues from the acquisition of AJB in February 2016.

Operating income for the three months ended January 31, 2017 was $44.8 million or 23.4% of net revenues, compared to $42.1 million or 23.9% of net revenues for the three months ended January 31, 2016, up $2.7 million but down 0.5 percentage points.

•	Operating income in dollars increased due primarily to increases in net revenues.

•
Operating income as a percentage of net revenues decreased due primarily to changes in product mix, partially offset by increased higher margins from our recently acquired businesses, InterCard and AJB.

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

Global Markets and Competition

As a result of our global customer base, we expect that our net revenues will continue to be impacted by macroeconomic conditions such as foreign currency fluctuations, economic sanctions and other trade restrictions, and changing global oil prices, particularly in certain markets such as Argentina, Brazil, Russia, the Middle East and Africa, as well as electronics payment initiatives, such as the demonetization initiatives in India. We expect that continued economic weakness in Latin America and uncertain political conditions in certain other markets, including Turkey, may have a continued negative impact on our ability to do business or operate at a desired level.

We expect that the markets in which we conduct our business will remain highly competitive, characterized by changing technologies, evolving industry standards and government regulations that may favor one product or technology over others, and increased demand for new functionality, premium services, mobility and security. In particular, we expect that there will be continued demand for lower priced products in certain emerging markets, such as Brazil and China. We expect the pricing pressures and/or aggressive pricing by competitors that we have seen in recent periods may have a significant impact on our net revenues in the future. Market disruptions caused by new technologies, the entry of new competitors, mobile order and pay, the presence of strong local competition, consolidations among our customers and competitors, changes in regulatory requirements, timing of electronic payments initiatives that create demand for our products in emerging markets, new technology entrants, and other factors, can introduce volatility into our business.

Our Business and Focus

We continue to focus on expanding our Services offerings globally. We are investing in select markets in order to expand our payment services into new countries and to improve the functionality of our payment services in existing markets. We also continue to invest in digital media expansion and on commerce enablement solutions, using our consumer-facing point of sale terminals to offer services complementary to our payment solutions that facilitate commerce between merchants and consumers. We expect continued growth in Services net revenues as a result of these efforts. As we transition to more service oriented arrangements, we may experience a shift in the timing of Systems net revenues as revenue recognition will depend on when all of our performance obligations are complete.

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

We also plan to continue efforts to improve our cost structure and streamline all aspects of our business, including a continued strategic review of under-performing products and businesses, as well as evaluating internally developed technology and consolidating and upgrading some of our global suppliers. In connection with our transformation efforts, we have approved restructuring plans under which we have reduced headcount, closed facilities and planned to exit under-performing businesses. We expect to incur additional costs under the previously approved plans and expect to approve additional plans and make strategic changes in the future. Our existing and future restructuring plans may generate ongoing savings, some of which will continue to be reinvested into growth initiatives as part of our transformation program. Overall, spending may increase further depending on the costs of any future restructuring plans, costs associated with new acquisitions or ongoing integration of past acquisitions, costs to exit under-performing businesses, as well as costs related to resolving legal and tax matters.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance working capital, pay for contractual commitments, service our debt and make capital expenditures and investments. As of January 31, 2017, our primary sources of liquidity were $147.0 million of cash and cash equivalents, as well as amounts available to us under the revolving loan that is part of our Credit Agreement.

Cash and cash equivalents as of January 31, 2017 included $142.0 million held by our foreign subsidiaries. If we decide to distribute or use the cash and cash equivalents held by our foreign subsidiaries outside those foreign jurisdictions, including a distribution to the U.S., we may be subject to additional taxes or costs, or face regulatory restrictions on the amount of cash that can be distributed out of some countries.

We also held $11.1 million in restricted cash as of January 31, 2017, which was mainly comprised of pledged deposits.

As of January 31, 2017, our outstanding borrowings consisted of a $510.0 million term A loan, $195.0 million term B loan, $192.9 million drawn against a revolving loan commitment and $15.6 million under capital leases and other debt. In addition, $307.1 million was available for draw on the revolving loan commitment, subject to covenant requirements. See Note 7, Debt, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding our borrowings. We were in compliance with all financial covenants under our credit agreement as of January 31, 2017.

As of January 31, 2017, we had outstanding interest rate swap agreements to effectively convert $500.0 million of the term A loan from a floating rate plus applicable margin to a 1.20% fixed rate plus applicable margin.

As part of our cost optimization and corporate transformation initiatives, we have approved restructuring plans under which we made cash payments totaling $2.7 million during the three months ended January 31, 2017. We expect to make additional cash payments totaling approximately $7.5 million under these plans in the remainder of fiscal year 2017 and may approve additional restructuring plans as our transformation initiatives continue.

As of January 31, 2017, we are authorized to repurchase shares of our common stock with an aggregate value of up to $50.0 million. The timing and actual amount of the share repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities, including mergers and acquisitions, market conditions and other factors. We are not obligated to repurchase any specific number of shares under the program and the repurchase program may be modified, suspended or discontinued at any time.

Our future capital requirements may vary significantly from prior periods as well as from those capital requirements we have currently planned. These requirements will depend on a number of factors, including operating factors such as our terms and payment experience with customers, the timing of annual recurring billings in some markets, the resolution of any legal proceedings against us or settlement of litigation in an amount in excess of our insurance coverage, costs related to acquisitions, restructuring expenses, stock repurchases and investments we may make in infrastructure, product or market development, or to expand our revenue generating asset base as well as timing and availability of financing. Based upon our current level of operations, we believe that we have the financial resources to meet our business requirements for the next year, including capital expenditures, working capital requirements, future strategic investments and debt servicing costs, stock repurchases and to maintain compliance with our financial covenants.

Bank Guarantees

We have issued bank guarantees with maturities ranging from two months to nine years to certain of our customers and vendors as required in some countries to support certain performance obligations under our service or other agreements with those parties. As of January 31, 2017, the maximum amount that may become payable under these guarantees was $15.6 million, of which $1.5 million was collateralized by restricted cash deposits.

Statement of Cash Flows

The net decrease in cash, cash equivalents and restricted cash are summarized in the following table (in thousands):

	Three Months Ended January 31,
	2017	2016	Change
Net cash provided by (used in):
Operating activities	$44,654	$66,458	$(21,804)
Investing activities	(18,353)	(119,566)	101,213
Financing activities	(26,946)	50,210	(77,156)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	(485)	(7,121)	6,636
Net decrease in cash, cash equivalents and restricted cash	$(1,130)	$(10,019)	$8,889

Operating Activities

Net cash provided by operating activities for the three months ended January 31, 2017 was $44.7 million, down $21.8 million from $66.5 million in cash provided during the three months ended January 31, 2016, primarily due to a $41.5 million decrease in consolidated net income offset by a $19.7 million improvement as a result of better working capital management primarily as a result of improved inventory management.

Investing Activities

Net cash used in investing activities for the three months ended January 31, 2017 was $18.4 million, compared to $119.6 million for the three months ended January 31, 2016, down $101.2 million, due primarily to $88.7 million in payments for acquired businesses during the three months ended January 31, 2016. There were no business acquisitions during the three months ended January 31, 2017.

Financing Activities

Net cash used in financing activities for the three months ended January 31, 2017 was $26.9 million, compared to $50.2 million in cash provided during the three months ended January 31, 2016, a $77.2 million change, due primarily to $155.5 million additional borrowings for business acquisitions and stock repurchases, which was partially offset by a $79.9 million decrease in stock repurchases.

Contractual Obligations

As of January 31, 2017, our contractual obligations consist of obligations under debt, capital leases, operating leases, purchase commitments and other contractual obligations. There have been no material changes to these obligations outside the ordinary course of business during the three months ended January 31, 2017.

As of January 31, 2017, the amount payable for unrecognized tax benefits was $34.2 million, including accrued interest and penalties, none of which is expected to be paid within one year. This amount is included in Other long-term liabilities in our Consolidated Balance Sheets as of January 31, 2017. We are unable to make a reasonably reliable estimate as to when cash settlement with the applicable taxing authorities may occur.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Polices and Estimates

General

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are more fully described in Note 1, Principles of Consolidation and Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements of our 2016 Annual Report on Form 10-K. There were no changes to our significant accounting policies during the three months ended January 31, 2017.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our Condensed Consolidated Financial Statements. Our critical accounting policies include our more significant estimates and assumptions used in the preparation of our Condensed Consolidated Financial Statements. Our critical accounting policies are described in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2016 Annual Report on Form 10-K.

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
We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our exposures to market risk have not changed materially since October 31, 2016.
As of January 31, 2017, we had outstanding interest rate swap agreements to effectively convert $500.0 million of the term A loan from a floating rate plus applicable margin to a 1.20% fixed rate plus applicable margin. These interest rate swap agreements will decrease in the future and effectively convert $450.0 million of the term A loan from a floating rate plus applicable margin to a 1.20% fixed rate plus applicable margin from April 1, 2017 through September 30, 2017 and $400.0 million from October 1, 2017 through March 30, 2018. In addition, we have interest rate swap agreements to convert $350.0 million of the term A loan to a fixed rate of 0.975% plus applicable margin from March 30, 2018 through June 30, 2019.
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

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and the CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Information with respect to legal proceedings may be found in Note 8, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which section is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

The risks set forth below include risks related to our business, including operations, market, economic and political conditions, our legal and regulatory environment and our capital structure, and may adversely affect our business, financial condition, results of operations and cash flows. In addition to the risks set forth below and the factors affecting specific business operations identified with the description of these operations elsewhere in this report, there may also be risks of which we are currently not aware, or that we currently regard as immaterial based on the information available to us, that later prove to be or become material.

Risks Related to Our Business

If we do not continually enhance our existing solutions and develop and market comprehensive new solutions and enhancements responsive to technological advancements and customer or end user demand in a timely manner or at all, our net revenues and income will be adversely affected.

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

In addition, our competitors have been increasingly aggressive in introducing products and lowering prices. Because of these factors, we must continually enhance our existing solutions and develop and market new solutions, and we must anticipate and respond timely to these industry, customer and regulatory changes in order to remain competitive, all of which have become increasingly challenging as competition intensifies. If we cannot develop new solutions or enhancements to our existing solutions that satisfy customer or end user demand, or if our new solutions or enhancements do not meet local certification requirements or we experience delays in the certification process or meet resistance from clients or merchants or are inhibited by third parties’ intellectual property rights, we will not be able to timely and adequately respond to competitive challenges and technological advancements, and our net revenues and results of operations will be adversely affected. These efforts require management attention and significant investment in research and development as well as increased costs of manufacturing and distributing our systems, and ultimately may not be successful. We may not necessarily be able to increase or maintain prices to account for these costs, which will negatively impact our profitability, cash flows and results of operations. Our business has been in the past, continues to, and may in the future be adversely affected by our failure to timely obtain local certifications or develop software in some markets for certain of our products. In particular, our business would be adversely affected if we are unable to timely obtain certifications or develop software, including for our recently introduced Verifone Engage or Carbon lines of products.

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

The markets for our systems and services are highly competitive and rapidly evolving, and we have been and expect to continue to be subject to significant and increasing competition from existing and new competitors and a variety of technologies. Traditionally, we have competed with other large manufacturers and distributors of electronic POS payment solutions, suppliers of cash registers that provide built-in electronic payment capabilities and producers of software that facilitates electronic payment over the Internet. In certain areas, we also compete with smaller companies that have been able to develop strong local or regional customer bases. We compete with companies that are more established, benefit from greater name recognition in particular countries, and have greater resources within those countries than we do. In addition, some of these competitors compete with aggressive pricing. At the same time, we also compete with new and emerging companies that are disrupting traditional markets and sectors. For example, as ridesharing companies and other taxi alternative companies expand and gain market share, the market for our taxi products could be negatively impacted. We face downward pressures on prices in many emerging markets, including high growth emerging markets. For example, price competition is increasingly intense for us in countries such as China, India, Brazil, Mexico and Russia from both global and local competitors. In addition, pricing is increasingly an important factor in our ability to penetrate new markets. Any decrease in our selling prices in order to become and remain competitive in these markets could negatively impact our net revenues, gross margins and results of operations.

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

We operate in an industry that makes us a target of cyber- attacks on our systems and payment solutions. Our business involves the collection, transmission, storage and use of proprietary data or personally-identifying information of our customers, business partners and employees, as well as, in certain cases, end-users of our products or services. We rely on electronic networks, computers, systems, including our gateways, programs to run our business and operations, our employees and third party technology and IT infrastructure providers and, as a result, are potentially exposed to third-party security breaches, criminal hackers, industrial espionage, employee or third party error or malfeasance, or other irregularities or compromises on our systems which could result in the loss or misappropriation of sensitive data, corruption of business data or other disruption to our operations. Outside parties may also attempt to fraudulently induce our employees, customers, business partners, service providers and other users of our solutions to disclose information in order to gain access to sensitive data and our solutions. As we expand our solutions and services and handle increasing volumes and types of sensitive data, we may increasingly become a target of security breach attempts. We have devoted significant resources to security measures, processes and technologies to protect and secure our networks and systems, but they cannot provide absolute security, especially in light of rapid advances in computer capabilities and cryptography. For example, an increasing number of companies have disclosed breaches of their security systems, some of which have involved sophisticated and highly targeted attacks on their network infrastructure. Because the techniques used to breach security safeguards change frequently, such techniques may be difficult to detect for a long period of time and often are not recognized until launched against a target. Certain efforts may also be state sponsored and supported by significant financial and technological resources, potentially making them even more difficult to detect. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures.

In addition, cybercrime hackers have specifically targeted point-of-sale credit card payment systems. Overall payment network security depends upon a number of factors outside our control, including the merchant or service provider network environment in which our systems are installed, the merchant's or service provider's adherence to security protocols in the installation, use and operation of our solutions and implementation of and adherence to compliant security processes and practices for its network. Even if there is no compromise to our solutions, any security breach or compromise in any part of a merchant's or service provider's network could result in negative media and/or reputational harm to us, or other costs or damages to us, all of which could have a material adverse impact on our results of operations.

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

•	component supply, manufacturing, or distribution difficulties;

•	timing of commencement, execution, or completion of major product or service implementation projects;

•	timing of governmental, statutory and industry association requirements, such as PCI compliance deadlines or the pace of EMV adoption in the U.S. or elsewhere;

•	the introduction, modification or termination of government initiatives relating to cashless payments;

•	the relative geographic mix of net revenues;

•	the fixed nature of many of our expenses;

•	the timing, effectiveness and efficiency of our restructuring activities;

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

A substantial portion of our business consists of sales made to customers outside the United States. A portion of the net revenues we receive from such sales is denominated in currencies other than the U.S. dollar, primarily the Euro, the Brazilian real, the British Pound and the Swedish Krona. Additionally, portions of our cost of net revenues and our other operating expenses are incurred by our international operations and denominated in local currencies, primarily the Euro, the Brazilian real, the British Pound, and the Swedish Krona. Fluctuations in the value of these net revenues, costs and expenses as measured in U.S. dollars have historically affected our results of operations, and adverse currency exchange rate fluctuations may have a material impact in the future. Further, changes in exchange rates that strengthen the U.S. dollar could increase the price of our U.S. dollar-denominated products in the local currencies of the foreign markets we serve, making our products relatively more expensive than products that are denominated in local currencies, which could lead to a reduction in our sales and profitability in those markets. In recent periods, the U.S. dollar has strengthened, in some cases significantly, against certain major currencies in which we transact, such as the Euro, the Brazilian real, and the Argentina Peso, impacting negatively our results of operations. Additionally, the 2016 referendum vote in the U.K. to exit the European Union, commonly known as “Brexit,” caused significant short term volatility in global stock markets as well as currency exchange rate fluctuations, resulting in further strengthening of the U.S. dollar, including against the British Pound. In addition, our balance sheet contains monetary assets and liabilities denominated in currencies other than the U.S. dollar, such as cash, intercompany balances, trade receivables and payables, and fluctuations in the exchange rates for these currencies could adversely affect our results of operations.

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

The percentage of our net revenues generated outside of the U.S. is significant and may increase over time. In particular, our acquisition of InterCard significantly increased our business in Germany and our acquisition of Panaroma is intended to increase our business in Turkey. Part of our strategy is to expand our penetration in existing foreign markets and to enter new foreign markets, particularly high growth emerging markets where we expect to see growth in electronic payments and related services. Our ability to penetrate some international markets may be limited due to different technical standards, protocols or product requirements. For example, we have lost market share and business in China because we have not been able to provide products and solutions that meet the requirements of the Chinese market. Expansion of our international operations will require significant management attention and financial resources. Certain emerging markets, including those in the Middle East and Africa, may require longer lead times to develop distribution channels, may involve distribution channels with greater business and operational risk due to their relatively shorter operating histories, may be dependent upon the timing and success of local electronic payments initiatives and related infrastructure investments in such markets, as well as require additional time and effort to obtain product certifications and gain market acceptance for our products. Our international net revenues will depend on our success in a number of areas, including:

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

•	laws and business practices that may favor local competitors;

•	changes in trade relations and trade policy as a result of the 2016 U.S. presidential election, including implementation of or changes to trade sanctions, tariffs and embargoes;

•	restrictions on the repatriation of funds, including remittance of dividends by foreign subsidiaries, foreign currency exchange restrictions, and currency exchange rate fluctuations;

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

•	different and/or more stringent data protection, privacy and other laws;

•	the introduction, modification or termination of government initiatives relating to cashless payments;

•	antitrust and competition regulations;

•	infrastructure challenges;

•	changes or instability in a specific country's or region's political or economic conditions; and

•	greater difficulty in safeguarding intellectual property, including in areas such as China, India, Russia, and Latin America.

Many of these factors typically become more prevalent during periods of economic stress, such as the ongoing weakness in the economies of the euro zone countries and Latin America countries and volatility in global financial markets, or disruptive events such as natural or man-made disasters or military or terrorist actions. The occurrence or persistence of weakened global economic conditions in one or more regions where we do business may exacerbate certain of these risks. Additionally, these risks and costs associated with operating in foreign countries are heightened with respect to our international expansion into emerging or developing markets, which, for example, tend to experience more economic and political instability or have less developed or sophisticated distribution channels.

We are subject to foreign currency risk including that from economic and political instability which can lead to significant and unpredictable volatility in currency rates, including as a result of significant currency devaluations, which may negatively impact our net revenues, gross margins, results of operations and financial position. Although we engage in some hedging of our foreign currency exposures, we do not hedge all such exposures and our hedging arrangements may not always be effective. The uncertainty with respect to the ability of certain European countries to continue to service their sovereign debt obligations, related European financial restructuring efforts and the eventual exit of the U.K. from the European Union as a result of the Brexit referendum may cause the value of the Euro and the British pound to decline. The current political situation in Ukraine, the sanctions imposed against Russia by certain European nations and the U.S., Russia's response to these sanctions, and any changes in U.S. policy as a result of the 2016 U.S. presidential election may further increase the economic uncertainty in the affected regions and lead to further fluctuation in the value of foreign currencies, such as the Euro and Russian ruble, used in these regions. Similarly, an economic downturn in China or a further decrease in economic growth in China could lead to currency fluctuations that impact us. See “A majority of our net revenues are generated outside the U.S.; accordingly, fluctuations in currency exchange rates may adversely affect our results of operations” and Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk--Foreign Currency Transaction Risk in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.

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

Our operations and performance depend significantly on global and regional economic conditions. For example, the current continued and prolonged weak macro-economic conditions in Europe and in some euro zone countries have resulted in a slowdown, and in some cases deferrals, of orders by customers, which has adversely impacted our business, financial condition and results of operations. Similarly, the significant slowdown and volatility in the U.S. and international economy and financial markets which began in the latter half of 2008 resulted in reduced demand for our products and adversely affected our business, financial condition and results of operations. The lower-than-expected growth rates in certain emerging market economies in which we operate have also had an adverse effect on our results of operations in these regions. More recently, the volatility in oil prices has resulted in, and may continue to result in, decline in demand and overall weaker market conditions in countries and regions heavily dependent on oil revenues, such as Russia, Venezuela, Mexico, and the Middle East. In particular, the slowdown and volatility in the global markets resulted in softer demand in the financial and retail sectors, pricing pressures and more conservative purchasing decisions by customers, including a tendency toward lower-priced products and lower volume of purchases. In some countries where we do business, the weakened economy has resulted in economic instability which has had negative effects, including a decrease in purchasing power due to currency devaluations. If these weak macro-economic conditions continue or if any economic recovery remains slow and fragile or is not sustained, our net revenues, business, financial condition and results of operations could be adversely impacted.

We expect certain markets where we conduct business, including parts of Europe and Latin America, to continue to experience weakened or uncertain economic conditions in the near term, and some of our customers, prospective customers, suppliers, distributors and partners will continue to be negatively impacted by the continued global weakness in the economy. We cannot predict the extent and duration of the negative impact that global and regional economic volatility may have on our business, operating results and financial condition. There is no assurance that governments and central banks will take actions to further stimulate the economy or that any such actions will have positive or lasting impacts. Existing stimulus measures may also be withdrawn or reduced, introducing greater economic uncertainty or volatility. Further, conditions such as political situations or terrorist actions in other parts of the world, such as Europe and parts of Asia-Pacific, the continued uncertainty related to economic conditions in the U.S., any potential, additional congressional actions regarding the national debt ceiling and federal budget deficit, changes to the federal income tax code and related policies, the potential effect of any future federal government shutdown, and additional costs related to changes in or repeal of the Affordable Care Act, as well as high unemployment rates in certain regions, may negatively impact global economic conditions, including corporate and consumer spending, and liquidity of capital markets. Continued volatility in market conditions, such as fluctuations in foreign currency rates relative to the U.S. dollar, make it difficult to forecast our financial guidance and/or to meet such guidance. If we fail to meet our financial guidance or the expectations of investment analysts or investors in any period, the market price of our stock could decline.

The United Kingdom’s vote to exit from the European Union could adversely impact us.

On June 23, 2016, in a referendum vote commonly referred to as “Brexit,” a majority of British voters voted to exit the European Union. Following the referendum, it is expected that the British government will initiate negotiations with the European Union to determine the terms of the U.K.’s exit. A withdrawal could potentially disrupt the free movement of goods, services and people between the U.K. and the European Union, undermine bilateral cooperation in key geographic areas and significantly disrupt trade between the U.K. and the European Union or other nations as the U.K. pursues independent trade relations. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which European Union laws to replace or replicate. The effects of Brexit will depend on any agreements the U.K. makes to retain access to European Union or other markets either during a transitional period or more permanently. While the U.K. government has not yet officially triggered the process to formally initiate negotiations for the terms of separation, it is expected to do so soon. Because this is an unprecedented event, it is unclear what long-term economic, financial, trade and legal implications the withdrawal of the U.K. from the European Union would have and how such withdrawal would affect our business globally and in the region. In addition, Brexit may lead other European Union member countries to consider referendums regarding their European Union membership. Any of these events, along with any political, economic and regulatory changes that may occur, could cause political and economic uncertainty in Europe and internationally and harm our business and financial results.

Sanctions against Russia, and Russia's response to those sanctions, including the imposition of sanctions by Russia, could materially adversely affect our business, results of operations and financial condition.

In March 2014, the Crimean region of Ukraine was annexed by Russia. In response, other nations, including the U.S., have imposed or are considering imposing, economic sanctions on Russia. Recently, concerns related to the political and military conditions in the region have prompted stringent restrictions by the U.S. and European Union, and increasing levels of economic sanctions, targeting certain Russian companies in the finance, energy and defense industries and additional Russian nationals, as well as imposing restrictions on trading and access to capital markets. In response, Russia announced its own trading sanctions against nations that implemented or supported the anti-Russia sanctions, including the U.S. and some European Union nations. Russia has also announced potential sanctions against Turkey in response to a military incident between Turkey and Russia in November 2015. A portion of our net revenues are from Russia and its surrounding areas, including Ukraine and Turkey. Economic sanctions imposed by the U.S., the European Union, Russia, Turkey or the world community may result in serious economic challenges in Ukraine, Turkey, Russia and the surrounding areas, and imposition of trade restrictions may delay or prevent shipment of products to or services performed in those countries, which could have an adverse effect on our results of operations. In addition, to the extent it is more difficult for some of our customers to obtain financing or access U.S. dollar currency, due to restrictions on access to international capital markets as a result of the sanctions, our customers' ability to pay could be adversely affected, which could have a material adverse impact on our business, cash flows, results of operations and financial condition. Further, current and any future retaliatory measures by Russia in response to anti-Russia sanctions could adversely affect European and Middle East economic conditions, which could in turn affect our business in Europe, Turkey and elsewhere. Accordingly, sanctions against or by Russia and the responses to sanctions, including potential responses by Turkey to sanctions imposed by Russia, could have a material adverse effect on our business, results of operation and financial condition. Further, it is unclear whether any changes in U.S. policy regarding sanctions against Russia will be forthcoming as a result of the new U.S. presidential administration and how those potential changes may impact the U.S., Russia and world economies and our business.

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

Our operating results or financial condition may be adversely impacted by pre-existing claims or liabilities, both known and unknown, of these acquired companies, including claims from current or former customers, terminated employees or other third parties; pre-existing contractual relationships of an acquired company that may contain unfavorable terms or that have unfavorable revenue recognition or accounting treatment; and intellectual property claims or disputes. We similarly may be subject to continuing liability associated with businesses that we have disposed of. In addition, the integration process may strain the combined company's financial and managerial controls and reporting systems and procedures and may result in the diversion of management and financial resources from the combined company's core business objectives. There can be no assurance that we will successfully integrate our businesses or that we will realize the anticipated benefits of the acquisitions after we complete our integration efforts. If we are not successful in our integration efforts and cannot realize the expected benefits of our acquisitions, we may incur eventual additional expenses and expend resources in connection with divestitures of non-performing businesses.

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

Our success depends to a significant degree upon the continued contributions of our key senior management, engineering, sales and marketing, supply chain, and other specialized personnel, many of whom would be difficult to replace. In addition, our future success depends on our ability to attract, integrate, manage, and retain highly skilled employees throughout our business. Competition for some of these personnel is intense in certain markets, especially in the Silicon Valley where our corporate headquarters are located, and competitive pressures in such markets can drive up wages, impacting our profitability. In addition, shifts in U.S. immigration policy, including as a result of the 2016 U.S. presidential election could negatively impact our ability to attract, hire and retain highly skilled employees from other countries. In the past we have had difficulty hiring, in our desired time frame and in our desired markets, employees that have the specific qualifications required for a particular position. In particular, we may be unsuccessful in attracting and retaining personnel as a result of the workforce reduction measures we have implemented or may implement in the future. To help attract, retain and motivate qualified personnel, we use share-based incentive awards, such as employee stock options and restricted stock units as well as cash-based incentive awards tied to our performance. If the Company's overall performance is poor, the value of our stock awards does not appreciate as measured by the performance of the price of our common stock, or if our share-based compensation otherwise ceases to be viewed as a valuable benefit, employee incentive awards and morale could be negatively impacted and our ability to attract, retain and motivate personnel could be weakened. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as timely product introductions, and our business and profitability may suffer.

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

If we inaccurately forecast demand for our products, we could end up with either excess or insufficient inventory to satisfy demand. This problem is exacerbated because our products are offered in a number of different configurations and with a variety of optional features, and we generally receive a significant volume of customer orders towards the end of each fiscal quarter which leaves us little room to adjust inventory mix to match demand, as discussed under “Timing for orders for our products and services can be back-end weighted within the fiscal quarter, which can make our net revenues difficult to predict and can negatively impact our business and results of operations.” During the transition from an existing product to a new replacement product, we must accurately predict the demand for the existing and the new product. Furthermore, introducing new products into our current markets or existing products into new markets involves the uncertainty of whether the market will adopt our product in the volumes and time frames that we anticipate or at all. Our inability to properly manage our inventory levels could lead to increased expenses associated with writing off excessive or obsolete inventory, additional shipping costs to meet immediate demand and a corresponding decline in gross margins, or lost sales. If we do not accurately predict demand, we could also incur increased expenses associated with binding commitments to certain third-party contract manufacturers and suppliers which would negatively impact our gross margins and operating results. For example, as of October 31, 2016, the amount of purchase commitments issued to contract manufacturers and component suppliers totaled approximately $110.9 million. Of this amount, $11.2 million has been recorded in Accruals and other current liabilities in our Consolidated Balance Sheets because these commitments are not expected to have future value to us. For additional information regarding our commitments to third-party manufacturers and suppliers, see Note 12, Commitments and Contingencies, in the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K filed with the SEC for the fiscal year ended October 31, 2016. During times of economic uncertainty, such as the global economic recession that continues to impact certain parts of Europe and economic fluctuations in China, it becomes more difficult to accurately forecast demand and manage our inventory levels. Deteriorating market conditions have in the past and can in future periods cause us to incur additional costs associated with excess and obsolete inventory, scrap, and excess inventory held by our contract manufacturers.

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

The accumulation of excess or obsolete inventory has in the past resulted in and may in future periods result in price reductions and inventory write-downs and scrap, which could, sometimes materially, adversely affect our business, results of operations and financial condition. For example, during the fiscal year ended October 31, 2013 we incurred costs totaling $26.5 million for obsolete inventory, scrap, and purchase commitments for excess components at contract manufacturers, an increase of $13.7 million compared to those for the prior fiscal year, due to lower-than-anticipated systems sales volumes and potential obsolescence because of the then upcoming April 2014 PCI 1.3 standard expiration.

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

Our systems must meet industry standards imposed by payment systems standards setting organizations such as EMVCo LLC, credit card associations such as Visa, MasterCard, and other credit card associations and standard setting organizations such as PCI SSC, Intermec and the U.K. Cards Association and other local organizations. New standards are continually being adopted or proposed as a result of worldwide anti-fraud initiatives, encryption of cardholder data, the increasing need for system compatibility and technology developments such as wireless and wireline IP communication. Our solutions also must comply with government regulations, including those imposed by telecommunications authorities and independent standards groups worldwide regarding emissions, radiation, and connections with telecommunications and radio networks, as well as data privacy laws and regulations which regulate the collection, compilation, aggregation, sharing or use of consumer information. We cannot be sure that we will be able to design our solutions to comply with future standards or regulations on a timely basis, if at all. Compliance with these standards could increase the cost of developing or producing our solutions. New products designed to meet any new standards need to be introduced to the market and ordinarily need to be certified by the credit card associations and our customers and, in some cases, local certification bodies, before being purchased. These certification processes are costly and time consuming and increase the amount of time it takes to introduce new products and sell our products. Our business has been in the past and continues to be adversely affected by our failure to timely obtain local certifications in some markets for certain of our products. Moreover, certain uses of our products may subject us to additional regulations and licensing requirements. For example, use of our products in taxis requires additional licensing and may subject us to certain taxi business regulations in the various jurisdictions we operate in. At the same time, as ridesharing companies and other taxi alternative companies expand and gain market share, depending on regulatory outcomes and developments, the market for our taxi products could be negatively impacted. Various aspects of our services business also are or may be subject to additional regulations and licensing requirements as we expand into new areas. Our business, net revenues and financial condition could be adversely affected if we cannot comply with new or existing industry standards, or obtain or retain necessary regulatory approval or certifications in a timely fashion, or if compliance results in increasing costs of our products. Selling products that are non-compliant may result in fines against us or our customers, which we may be liable to pay. In addition, even if our products are designed to be compliant, compliance with certain security standards is determined based on the merchant's or service provider's network environment in which our systems are installed and, therefore, is dependent upon a number of additional factors such as proper installation of the components of the environment including our systems, compliance of software and system components provided by other vendors, implementation of compliant security processes and business practices and adherence to such processes and practices. Our business and financial condition, as well as our reputation and market share, could be adversely affected if we do not comply with new or existing industry standards and regulations, or obtain or retain necessary regulatory approval or certifications in a timely fashion, or if compliance results in increasing costs of our products.

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

We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of proprietary information and personally-identifying information. The regulatory environment surrounding information security and data privacy varies from jurisdiction to jurisdiction and is constantly evolving and increasingly demanding. The restrictions imposed by such laws continue to develop and may require us to incur substantial costs, adopt additional compliance measures, such as notification requirements and corrective actions in the event of a security breach, and/or change our current or planned business models. For example, in the U.S., legislation has in recent years been proposed regarding restrictions on the use of geolocation information collected by mobile devices without consumer consent. If ultimately adopted, such legislation or any other restrictions imposed on use of location-based information or geolocation tracking could impact our implementation of mobile-based payments solutions that utilize such information or technology. In addition, we are already subject to strict data privacy laws in the European Union and other jurisdictions governing the collection, transmission, storage and use of employee data and personally-identifying information. The General Data Protection Regulation, coming into effect in Europe in May 2018, creates a range of new compliance obligations and increases financial penalties for non-compliance. Such regulations increase our compliance and administrative burden significantly.

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

We are also subject to a number of pending tax assessment matters, particularly in Brazil where such assessments can be difficult to defend and result in substantial losses, and in Israel, where we are currently under audit by the Israel Tax Authority for fiscal years 2008 through 2013 and subject to a substantial potential tax liability and deficiency penalty assessment in the range of several hundred million dollars. While we continue to believe the Israel Tax Authority assessment is without merit and have appealed the assessment, we cannot be sure of the outcome and our ultimate aggregate exposure. See Note 3, Income Taxes and Note 8, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information related to tax assessment matters.

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

Our effective tax rate could be adversely affected by a number of factors, including shifts in the mix of pretax profits and losses by tax jurisdiction, loss or cessation of tax holidays or other tax benefits, our ability to generate tax credits, our ability to utilize net operating loss carryforwards, the tax impact of nondeductible compensation, and changes in accounting rules, tax laws and regulations, and related interpretations, in the jurisdictions in which we operate. The U.S., countries in the European Union and other countries where we do business have been considering changes in tax laws applicable to multinational corporations. These potential changes in tax laws could have an adverse effect on our effective tax rate. For example, both the new U.S. presidential administration and the new congress have offered plans to reform the federal income tax code, along with other significant policy initiatives, some of which could have a material impact on us.

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

We have senior secured credit facilities pursuant to a credit agreement as described in Note 7, Debt, in the Notes to Condensed Consolidated Financial Statements to this Quarterly Report on Form 10-Q, with outstanding loan balances of $897.9 million as of January 31, 2017.

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

See Note 7, Debt, in the Notes to Condensed Consolidated Financial Statements to this Quarterly Report on Form 10-Q for additional information regarding the Credit Agreement.

Our indebtedness and debt service obligations under our Credit Agreement are substantial and may adversely affect our cash flow, cash position, and stock price.

Our outstanding indebtedness and debt service obligations are substantial. As of January 31, 2017, we had total indebtedness outstanding of $897.9 million related to the Credit Agreement, payable in quarterly installments through July 8, 2021. Outstanding amounts may be subject to mandatory prepayment with the proceeds of certain asset sales and debt issuances and, for certain of the loan balances, from a portion of annual excess cash flows (as determined in the Credit Agreement) depending on our total net leverage ratio. See Note 10, Debt, in the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended October 31, 2016 for a schedule of the principal payments due under our credit facilities.

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

ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

Contribution Agreement
On March 8, 2017, VeriFone, Inc., a Delaware corporation and our indirect wholly-owned subsidiary, DMI Parent LLC, a Delaware limited liability company (“DMI”), DMI Holdings, LLC, a Delaware limited liability company (“DMI Sub”), Gas Media Holdings, LLC, a Delaware limited liability company (“Newco”) and, solely for the purposes of Section 5.11 thereof, Rockbridge Growth Equity, LLC, a Michigan limited liability company, entered into a Contribution Agreement (the “Contribution Agreement”). Subject to the terms and conditions set forth in the Contribution Agreement, (i) VeriFone will contribute (the “VeriFone Contribution”) to Newco certain assets associated with VeriFone’s and its subsidiaries’ business of marketing, promoting, selling and distributing media and advertising solutions for display or use in petroleum forecourts in the United States (the “VeriFone Petro Forecourt Media Business”) in exchange for a 50% equity interest in Newco and (ii) DMI will contribute (the “DMI Contribution”) to Newco 100% of the equity interests in DMI Sub in exchange for a 50% equity interest in Newco. DMI Sub is the holding company for the entities doing business as Gas Station TV, which operate a digital video network at gas stations nationwide. Following the closing of the VeriFone Contribution and the DMI Contribution, Newco will be jointly operated by VeriFone and DMI.
The Contribution Agreement provides for a post-closing working capital adjustment if the actual working capital of either of VeriFone Petro Forecourt Media Business or DMI as of the closing date, calculated as of a date within 60 days after the closing date and subject to certain dispute resolution mechanisms, deviate from target amounts set forth in the Contribution Agreement. Amounts in respect of such working capital differences will proportionately affect future distributions to be paid by Newco pursuant to Newco’s limited liability company.
The Contribution Agreement includes representations, warranties, covenants and indemnification provisions customary for transactions of this nature. VeriFone, on one hand, and DMI, on the other hand, each agree to indemnify Newco (and one another to the extent necessary) for losses arising out of (i) a breach of such party’s representations and warranties under the Contribution Agreement, (ii) a breach of such party’s covenants under the Contribution Agreement and (iii) certain taxes that are specifically allocated to such party under the Contribution Agreement. Such indemnification obligations are subject to customary limitations, including limited survival periods, caps and baskets, and amounts due in respect of such indemnity obligations will proportionately affect future distributions to be paid by Newco pursuant to the Newco LLC Agreement.
The consummation of the closing (the “Closing”) of the transactions contemplated by the Contribution Agreement (the “Transactions”) is subject to, among other customary closing conditions, (i) the absence of any law or order prohibiting the Transactions and (ii) the receipt of certain contemplated financing proceeds to refinance existing DMI indebtedness. The obligation of each party to consummate the Closing is also conditioned upon (i) the accuracy of the other party’s representations and warranties (subject to customary materiality qualifiers), (ii) the other party’s performance in all material respects of its obligations contained in the Contribution Agreement prior to the Closing, (iii) the absence of any pending or threatened governmental actions prohibiting or restraining the transactions, subject to certain exceptions, including where such actions would not have a material adverse effect on Newco following the Closing, (iv) the receipt of necessary governmental approvals and specified third party consents, in the case of governmental approvals without the imposition of requirements that would, among other things, have a material adverse effect on Newco following the Closing, and (v) the absence of a material adverse effect on either the VeriFone Petro Forecourt Media Business or DMI. There can be no assurance that the transactions will be consummated.
The Contribution Agreement can be terminated in certain circumstances, including if the Closing is not consummated by July 6, 2017.

The foregoing description of the Contribution Agreement is summary in nature and does not purport to be complete.

ITEM 6.EXHIBITS
The following documents are filed as Exhibits to this report:

Exhibit Number	Description

10.1*†	Offer Letter, dated November 8, 2013, between the Company and Vin D’Agostino.

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.

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
Marc E. Rothman
Executive Vice President and Chief Financial Officer
Date: March 9, 2017

EXHIBIT INDEX

Exhibit Number	Description

10.1*†	Offer Letter, dated November 8, 2013, between the Company and Vin D’Agostino.

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.

**
XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.