Form 10-Q
period 2017-04-30
VERIFONE SYSTEMS, INC.
filed 2017-06-09
CIK 1312073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2017
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
N/A- (Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Smaller reporting company ☐	Accelerated filer ☐
Non-accelerated filer ☐		Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on May 31, 2017

Class	Number of shares
Common Stock, $0.01 par value per share	111,835,855

VERIFONE SYSTEMS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (Unaudited)

VERIFONE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016
	(Unaudited, in thousands, except per share data)
Net revenues:
Systems	$285,675	$342,443	$551,076	$680,035
Services	188,010	183,835	376,480	359,782
Total net revenues	473,685	526,278	927,556	1,039,817
Cost of net revenues:
Systems	176,219	200,544	342,611	395,349
Services	124,705	115,355	240,753	218,804
Total cost of net revenues	300,924	315,899	583,364	614,153
Gross margin	172,761	210,379	344,192	425,664
Operating expenses:
Research and development	51,771	54,120	107,723	105,755
Sales and marketing	50,935	59,040	100,141	114,459
General and administrative	46,755	54,863	97,558	107,288
Restructuring and related charges	68,896	603	70,038	567
Amortization of purchased intangible assets	18,414	21,974	37,177	41,600
Goodwill impairment	17,384	—	17,384	—
Total operating expenses	254,155	190,600	430,021	369,669
Operating income (loss)	(81,394)	19,779	(85,829)	55,995
Interest expense, net	(8,185)	(8,543)	(16,332)	(16,847)
Other income (expense), net	8,796	(4,809)	6,574	(6,989)
Income (loss) before income taxes	(80,783)	6,427	(95,587)	32,159
Income tax provision	8,882	3,087	11,802	5,086
Consolidated net income (loss)	(89,665)	3,340	(107,389)	27,073
Net income (loss) attributable to noncontrolling interests	(398)	441	(1,499)	673
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$(89,267)	$2,899	$(105,890)	$26,400
Net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Basic	$(0.80)	$0.03	$(0.95)	$0.24
Diluted	$(0.80)	$0.03	$(0.95)	$0.24
Weighted average number of shares used in computing net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Basic	111,688	110,314	111,522	110,808
Diluted	111,688	111,314	111,522	111,889
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016
	(Unaudited, in thousands)
Consolidated net income (loss)	$(89,665)	$3,340	$(107,389)	$27,073

Other comprehensive income:
Foreign currency translation adjustments, net of tax	11,463	60,279	9,361	22,050
Unrealized gain (loss) on derivatives designated as cash flow hedges
Change in unrealized gain (loss) on derivatives designated as cash flow hedges	513	(374)	4,372	(2,061)
Amounts reclassified from Accumulated other comprehensive loss	409	952	1,087	2,114
Tax impact on unrealized gain (loss) on derivatives designated as cash flow hedges	(350)	—	(2,072)	—
Net change in unrealized gain (loss) on derivatives designated as cash flow hedges	572	578	3,387	53
Net change in pension plan obligations	28	25	54	51
Other comprehensive income	12,063	60,882	12,802	22,154
Total comprehensive income (loss)	(77,602)	64,222	(94,587)	49,227
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	(9,592)	441	(10,693)	673
Comprehensive income (loss) attributable to VeriFone Systems, Inc. stockholders	$(68,010)	$63,781	$(83,894)	$48,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2017	October 31, 2016
	(Unaudited, in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$134,493	$148,352
Accounts receivable, net of allowances of $13,782 and $14,063, respectively	335,198	323,447
Inventories	141,698	175,231
Prepaid expenses and other current assets	195,158	110,397
Total current assets	806,547	757,427
Property and equipment, net	130,488	202,277
Purchased intangible assets, net	261,379	306,298
Goodwill	1,069,900	1,110,493
Deferred tax assets, net	35,459	36,989
Other long-term assets	100,295	81,323
Total assets	$2,404,068	$2,494,807
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$154,940	$154,574
Accruals and other current liabilities	245,997	213,411
Deferred revenue, net	109,207	104,797
Short-term debt	74,540	66,017
Total current liabilities	584,684	538,799
Long-term deferred revenue, net	69,705	66,516
Deferred tax liabilities, net	100,915	99,371
Long-term debt	803,345	859,896
Other long-term liabilities	68,623	76,840
Total liabilities	1,627,272	1,641,422
Commitments and contingencies
Redeemable noncontrolling interest in subsidiary	1,579	4,980
Stockholders’ equity:
Preferred stock: $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 111,826 and 111,261 shares issued and outstanding as of April 30, 2017 and October 31, 2016, respectively	1,118	1,113
Additional paid-in capital	1,792,238	1,771,951
Accumulated deficit	(724,229)	(618,339)
Accumulated other comprehensive loss	(318,998)	(340,994)
Total VeriFone Systems, Inc. stockholders’ equity	750,129	813,731
Noncontrolling interests in subsidiaries	25,088	34,674
Total equity	775,217	848,405
Total liabilities, redeemable noncontrolling interest in subsidiary and equity	$2,404,068	$2,494,807
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended April 30,
	2017	2016
	(Unaudited, in thousands)
Cash flows from operating activities
Consolidated net income (loss)	$(107,389)	$27,073
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization	76,229	85,581
Stock-based compensation expense	20,731	22,039
Deferred income taxes, net	264	(5,103)
Non-cash restructuring and related charges	39,579	—
Goodwill impairment	17,384	—
Other	5,640	6,227
Net cash provided by operating activities before changes in operating assets and liabilities	52,438	135,817
Changes in operating assets and liabilities:
Accounts receivable, net	(21,483)	(12,602)
Inventories	23,763	(23,416)
Prepaid expenses and other assets	(10,021)	(21,065)
Accounts payable	(610)	26,015
Deferred revenue, net	9,067	30,882
Other current and long-term liabilities	27,078	(18,371)
Net change in operating assets and liabilities	27,794	(18,557)
Net cash provided by operating activities	80,232	117,260
Cash flows from investing activities
Capital expenditures	(36,411)	(58,345)
Acquisition of businesses, net of cash and cash equivalents acquired	(4,855)	(169,712)
Divestiture of businesses	6,492	—
Other investing activities, net	321	83
Net cash used in investing activities	(34,453)	(227,974)
Cash flows from financing activities
Proceeds from debt, net of issuance costs	118,676	380,363
Repayments of debt	(173,462)	(238,616)
Proceeds from issuance of common stock through employee equity incentive plans	849	2,458
Stock repurchases	—	(79,866)
Other financing activities, net	(3,498)	(3,389)
Net cash provided by (used in) financing activities	(57,435)	60,950
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	1,056	1,060
Net decrease in cash, cash equivalents and restricted cash	(10,600)	(48,704)
Cash, cash equivalents and restricted cash, beginning of period	159,181	215,869
Cash, cash equivalents and restricted cash, end of period	$148,581	$167,165
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

Note 1. Principles of Consolidation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of VeriFone Systems, Inc. and our wholly-owned and majority-owned subsidiaries, including a variable interest entity where we are deemed to be the primary beneficiary, and have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions on Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The Condensed Consolidated Balance Sheet at October 31, 2016 has been derived from the audited Consolidated Balance Sheet at that date. All significant inter-company accounts and transactions have been eliminated. In accordance with these rules and regulations, we have omitted certain information and notes normally provided in our annual consolidated financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring items, necessary for the fair presentation of our financial position and results of operations for the interim periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016. The results of operations for the three and six months ended April 30, 2017 are not necessarily indicative of the results expected for the entire fiscal year.

We have two operating segments: Verifone Systems and Verifone Services. Verifone Systems delivers point of sale electronic payment devices that run our unique operating systems, security and encryption software and certified payment software for both payments and commerce. Verifone Services delivers device related services and maintenance, payment transaction routing and reporting, and commerce based services. Our reportable segments are the same as our operating segments.

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

Significant Accounting Policies

During the three and six months ended April 30, 2017, there have been no changes in our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016, except as follows:

Equity Method Investments

Equity investments are accounted for under the equity method if we are able to exert significant influence over the investee company but do not have a controlling financial interest. Equity method investments, which are initially recorded at fair value and are adjusted for our proportionate share of the earnings and losses of the equity method investee, are included in Other long-term assets in our Consolidated Balance Sheets. Earnings and losses of equity method investments are based on the most recently available financial statements of the investee and are included in Other income (expense), net in our Consolidated Statements of Operations. Basis differences between the cost of an equity method investment and the underlying equity in the long-lived assets are amortized over the estimated economic useful life of the underlying long-lived asset. We periodically review our equity method investments for impairment and record a reduction in the carrying value, if and when necessary.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrations of Credit Risk

For the three and six months ended April 30, 2017 and 2016, no single customer accounted for more than 10% of our total Net revenues. As of April 30, 2017 and October 31, 2016, no single customer accounted for more than 10% of our total Accounts receivable, net.

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

During January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The standard is effective for annual or interim impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We adopted this standard in connection with the goodwill impairment assessment of our Taxi Solutions reporting unit during the three months ended April 30, 2017. See Note 7, Goodwill and Purchased Intangible Assets for additional information.

Recent Accounting Pronouncements Not Yet Adopted

During May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as amended by ASU 2015-14, 2016-08, 2016-10, and 2016-12, which provides new guidance on the recognition of revenue and states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of reporting periods beginning after December 15, 2016. We expect to adopt ASU 2014-09 effective in the first interim period of our fiscal year ending October 31, 2019 and are currently evaluating the transition method we will use. We expect this standard to impact our consolidated financial position and results of operations, and are in the process of quantifying the materiality of the impact.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which provides guidance to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. We are currently in the process of evaluating our adoption timing and the impact of this new pronouncement on our consolidated financial position and results of operations.

During May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation - Scope of Modification Accounting, which provides guidance that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. We are currently in the process of evaluating our adoption timing and the impact of this new pronouncement on our consolidated financial position and results of operations.

Note 2. Business Combinations

Fiscal year 2017 Acquisitions

On April 7, 2017, we entered into an exchange transaction with DMI Parent, DMI Holdings and Gas Media under which we contributed certain assets, consisting of customer contracts associated with our business of marketing, promoting, selling and distributing media and advertising solutions for display or use in petroleum forecourts in the United States, in exchange for a 50% equity interest in Gas Media, and DMI Parent contributed 100% of its equity interest in DMI Holdings in exchange for a 50% equity interest in Gas Media. Gas Media will be operated by DMI Parent and Verifone, but is not jointly controlled by both parties. In connection with the exchange transaction, we have agreed to guarantee, in certain circumstances, up to $12.5 million out of a total of $83.8 million of debt issued to Gas Media.

Our investment in Gas Media is accounted for as an equity method investment and was valued at $18.7 million as of April 7, 2017 and the debt guarantee was deemed to have a nominal value. We have used the income approach to determine the fair value of our investment in Gas Media. The income approach calculates fair value by discounting estimated after-tax cash flows to a present value, using a risk-adjusted discount rate. We used this method in conducting our fair value assessments for this investment because we believe it most appropriately measures the fair value of this income producing asset. Our investment is classified as Level 3 because we use significant unobservable inputs to determine the expected cash flows and an appropriate discount rate to calculate the fair value. The significant unobservable inputs we use to value the Gas Media investment include our estimate of the future expected cash flows and terminal value growth rates of the Gas Media business. The discount rate used to determine the fair value of this investment is 18.5%.

Upon close of this exchange transaction, we recorded a gain of $9.6 million that is included in Other Income (Expenses), Net in the Consolidated Statements of Operations. The gain was determined as the excess of the fair value of Verifone’s 50% equity interest in Gas Media over the carrying value of the contributed assets, including allocated goodwill.

We have made the election to use a one-month lag to record our share of Gas Media results. Accordingly, during the three and six month periods ended April 30, 2017, we did not record any earnings or losses associated with Gas Media's results of operations.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the computation of net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016
Basic and diluted net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Numerator:
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$(89,267)	$2,899	$(105,890)	$26,400
Denominator:
Weighted average shares attributable to VeriFone Systems, Inc. stockholders - basic	111,688	110,314	111,522	110,808
Weighted average effect of dilutive stock options, RSUs and RSAs	—	1,000	—	1,081
Weighted average shares attributable to VeriFone Systems, Inc. stockholders - diluted	111,688	111,314	111,522	111,889
Net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Basic	$(0.80)	$0.03	$(0.95)	$0.24
Diluted	$(0.80)	$0.03	$(0.95)	$0.24

For both the three and six months ended April 30, 2017, equity incentive awards representing 7.7 million shares of common stock, respectively, were excluded from the calculation of weighted average shares for diluted net loss per share as they were anti-dilutive. For both the three and six months ended April 30, 2016, equity incentive awards representing 2.6 million shares of common stock were excluded from the calculation of weighted average shares for diluted net income per share as they were anti-dilutive. Anti-dilutive awards, which include stock options, RSUs and RSAs, could impact future calculations of diluted net income per share if the fair market value of our common stock increases.
For the six months ended April 30, 2016, we repurchased approximately 2.6 million shares of our common stock on the open market at an average repurchase price of $28.02 per share pursuant to a stock repurchase program authorized by our Board of Directors in September 2015. No shares were repurchased during the six months ended April 30, 2017.

Note 4. Income Taxes

We recorded tax provisions totaling $8.9 million and $3.1 million for the three months ended April 30, 2017 and 2016, respectively. The income tax provision for the three months ended April 30, 2017 was primarily related to foreign taxes and discrete items associated with restructuring related charges. The income tax provision for the three months ended April 30, 2016 was primarily related to foreign taxes, which were partially offset by the reversal of unrecognized tax benefits where statute of limitations expired or audits have been settled. We recorded tax provisions totaling $11.8 million and $5.1 million for the six months ended April 30, 2017 and 2016, respectively, which primarily related to foreign taxes partially offset by the reversal of unrecognized tax benefits where statute of limitations expired or audits have been settled.

Our total unrecognized tax benefits were approximately $107.4 million as of April 30, 2017. The amount of unrecognized tax benefits could be reduced upon closure of tax examinations or if the statute of limitations on certain tax filings expires without assessment from the relevant tax authorities. We believe that it is reasonably possible that there could be an immaterial reduction in unrecognized tax benefits due to statute of limitation expirations in multiple tax jurisdictions during the next 12 months. Interest and penalties accrued on these uncertain tax positions will also be released upon the expiration of the applicable statute of limitations.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Israel Tax Audit Assessment

We are currently under audit by the Israeli Tax Authorities for fiscal years 2008 through 2009 and 2011 through 2013. The Israeli Tax Authorities issued a tax assessment in October 2014 for fiscal year 2009 or alternatively for fiscal year 2008 claiming there was a business restructuring that resulted in a transfer of some functions, assets and risks from VeriFone Israel Ltd. to the U.S. parent company that the Israeli Tax Authorities claim was a sale valued at 1.36 billion New Israeli Shekels (approximately $374.6 million at the foreign exchange rate as of April 30, 2017). We filed our objection to the tax assessment in January 2015 and received the Israeli Tax Authorities decision through an Order (a second stage assessment) in January 2016. The Order increased the value of the sale to 2.20 billion New Israeli Shekels in fiscal year 2009 (approximately $605.5 million at the foreign exchange rate as of April 30, 2017) or alternatively 2.23 billion New Israeli Shekels in fiscal year 2008 (approximately $612.5 million at the foreign exchange rate as of April 30, 2017) and contended secondary adjustments relating to a deemed dividend and/or interest.

Based on the Order, these and other claims result in a tax liability and deficiency penalty assessment in the amount of 1.30 billion New Israeli Shekels (approximately $357.0 million at the foreign exchange rate as of April 30, 2017), if the claim was assessed for fiscal year 2009, to 1.54 billion New Israeli Shekels (approximately $422.9 million at the foreign exchange rate as of April 30, 2017) if the claim was assessed for fiscal year 2008, including interest, the required Israeli price index adjustments (referred to as the linkage differentials) and deficiency fines (as applicable) through April 30, 2017. The Israeli Tax Authorities' contention regarding secondary adjustments relating to deemed dividend was not quantified by them.

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

Other Audits

We have certain other foreign subsidiaries under audit by foreign tax authorities, including Brazil for 2002, India for fiscal years 2008 to 2015 and New Zealand for fiscal years 2014 and 2015. Although we believe we have appropriately provided for income taxes for the years subject to audit, the Brazil, India, Israel and New Zealand taxing authorities may adopt different interpretations. We have not yet received any final determinations with respect to these audits. We have accrued tax liabilities associated with these audits. With few exceptions, we are no longer subject to tax examination for periods prior to 2008.

Note 5. Balance Sheet and Statement of Operations Components

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows (in thousands):

	April 30, 2017	October 31, 2016
Cash and cash equivalents	$134,493	$148,352
Restricted cash included in Prepaid expenses and other current assets	12,507	9,008
Restricted cash included in Other long-term assets	1,581	1,821
Cash, cash equivalents and restricted cash	$148,581	$159,181

Restricted cash as of April 30, 2017 and October 31, 2016 was mainly comprised of pledged deposits.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories consisted of the following (in thousands):

	April 30, 2017	October 31, 2016
Raw materials	$32,425	$35,453
Work-in-process	1,965	3,884
Finished goods	107,308	135,894
Total inventories	$141,698	$175,231

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	April 30, 2017	October 31, 2016
Assets held for sale	$93,967	$5,131
Prepaid expenses	47,838	46,240
Other current assets	53,353	59,026
Total prepaid expenses and other current assets	$195,158	$110,397

Assets held for sale relate to our Taxi Solutions and petroleum media businesses. See Note 9, Restructurings and Related Charges, for additional information. Other current assets were comprised primarily of prepaid taxes and restricted cash.

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	Estimated Useful Life (Years)	April 30, 2017	October 31, 2016
Revenue generating assets	5	$131,282	$209,725
Computer hardware and software	3-5	108,988	112,984
Machinery and equipment	3-10	47,077	57,020
Leasehold improvements	Lesser of the term of the lease or the estimated useful life	30,721	31,328
Office equipment, furniture, and fixtures	3-5	19,204	18,573
Buildings	40-50	6,041	6,011
Total depreciable property and equipment, at cost		343,313	435,641
Accumulated depreciation		(218,905)	(243,127)
Depreciable property and equipment, net		124,408	192,514
Construction in progress		4,909	8,600
Land		1,171	1,163
Total property and equipment, net		$130,488	$202,277

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accruals and Other Current Liabilities

Accruals and other current liabilities consisted of the following (in thousands):

	April 30, 2017	October 31, 2016
Accrued expenses	$91,118	$76,187
Accrued compensation	58,757	52,555
Other current liabilities	96,122	84,669
Total accruals and other current liabilities	$245,997	$213,411

Other current liabilities were comprised primarily of liabilities held for sale, accrued warranty, sales and value-added taxes payable, accrued restructuring expenses and customer deposits.

Accrued Warranty

Activity related to accrued warranty consisted of the following (in thousands):

	Six Months Ended April 30,
	2017	2016
Balance at beginning of period	$16,656	$16,320
Warranty charged to Cost of net revenues	7,278	7,156
Utilization of warranty accrual	(6,393)	(7,348)
Other	(18)	124
Balance at end of period	17,523	16,252
Less: current portion	(15,203)	(12,918)
Long-term portion	$2,320	$3,334

Deferred Revenue, Net

Deferred revenue, net of related costs consisted of the following (in thousands):

	April 30, 2017	October 31, 2016
Deferred revenue	$192,075	$185,788
Deferred cost of revenue	(13,163)	(14,475)
Deferred revenue, net	178,912	171,313
Less: current portion	(109,207)	(104,797)
Long-term portion	$69,705	$66,516

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation Expense

The following table presents the stock-based compensation expense recognized in our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016
Cost of net revenues	$1,125	$880	$2,055	$1,692
Research and development	1,831	1,886	3,399	3,794
Sales and marketing	3,244	3,840	5,831	7,099
General and administrative	4,978	4,973	9,446	9,454
Total stock-based compensation expense	$11,178	$11,579	$20,731	$22,039

Accumulated Other Comprehensive Loss

Activity related to Accumulated other comprehensive loss consisted of the following (in thousands):

	Foreign currency translation adjustments (1)	Unrealized gain (loss) on derivatives designated as cash flow hedges (2)	Adjustment of pension plan obligations (3)	Total
Balance at October 31, 2016	$(333,280)	$(2,419)	$(5,295)	$(340,994)
Gains before reclassifications	9,485	4,372	—	13,857
Amounts reclassified from Accumulated other comprehensive loss	9,194	1,087	54	10,335
Tax effect	(124)	(2,072)	—	(2,196)
Other comprehensive income	18,555	3,387	54	21,996
Balance at April 30, 2017	$(314,725)	$968	$(5,241)	$(318,998)

(1) Amounts reclassified from Accumulated other comprehensive loss were recorded in Redeemable noncontrolling interest in subsidiary and Noncontrolling interests in subsidiaries in the Consolidated Balance Sheets.
(2) Amounts reclassified from Accumulated other comprehensive loss were recorded in Interest expense, net in the Consolidated Statements of Operations.
(3) Amounts reclassified from Accumulated other comprehensive loss, net of tax, were recorded in General and administrative expenses in the Consolidated Statements of Operations. The related tax impacts were insignificant.

Note 6. Financial Instruments

Fair Value Measurements

Our financial assets and liabilities consist principally of cash, accounts receivable, accounts payable, debt, foreign exchange forward contracts, interest rate swaps and contingent consideration payable. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value. The estimated fair value of our debt approximates the carrying value because the interest rate on such debt adjusts to market rates on a periodic basis. Assets held for sale, foreign exchange forward contracts, interest rate swaps and contingent consideration payable are recorded at estimated fair value.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the six months ended April 30, 2017, there was no material change in the items we measure and record at fair value on a recurring basis. Additionally, there were no transfers between levels of the fair value hierarchy in the six months ended April 30, 2017.

Fair Value of Contingent Consideration Payable

The fair value of contingent consideration payable totaled $1.2 million at April 30, 2017 and $6.0 million at October 31, 2016, and is comprised of amounts payable related to acquisitions. We evaluate changes in the assumptions used to calculate the fair value of contingent consideration payable at the end of each period. The maximum liability on contingent consideration payable is indeterminate because it is based on contributions from the acquired businesses.

See Note 9, Restructurings and Related Charges, for information regarding assets measured and recorded at fair value on a non-recurring basis.

Derivative Financial Instruments

Interest Rate Swap Agreements Designated as Cash Flow Hedges

We use interest rate swap agreements to hedge the variability in cash flows related to interest payments. As of April 30, 2017, we have outstanding interest rate swap agreements to effectively convert $450.0 million of the term A loan from a floating rate plus applicable margin to a fixed rate of 1.20% plus applicable margin through March 30, 2018. The principal amount under the term A loan covered by the interest rate swap agreements will decrease to $400.0 million from October 1, 2017 through March 30, 2018. In addition, we have an outstanding interest rate swap agreement to effectively convert $350.0 million of the term A loan to a fixed rate of 0.975% plus applicable margin from March 30, 2018 through June 30, 2019.

The interest rate swaps qualify for hedge accounting treatment as cash flow hedges. The notional amounts of interest rate swap agreements outstanding as of April 30, 2017 and October 31, 2016 were $450.0 million and $500.0 million, respectively.

Foreign Exchange Forward Contracts Not Designated as Hedging Instruments

We arrange and maintain foreign currency exchange forward contracts so as to yield gains or losses to offset changes in foreign currency denominated assets or liabilities due to changes in foreign exchange rates, with the objective to mitigate the volatility associated with foreign currency transaction gains or losses. Our foreign currency exposures are predominantly inter-company receivables and payables arising from product sales and loans from one of our entities to another. Our foreign exchange forward contracts generally mature within 90 days. The notional amounts of such contracts outstanding as of April 30, 2017 and October 31, 2016 were $246.7 million and $175.0 million, respectively. Gains and losses on foreign exchange forward contracts not designated as hedging instruments for the three and six months ended April 30, 2017 were not material.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7. Goodwill and Purchased Intangible Assets

Goodwill

Activity related to goodwill by reportable segment consisted of the following (in thousands):

	Verifone Systems	Verifone Services	Total
Balance at October 31, 2016	$497,126	$613,367	$1,110,493
Additions	—	5,529	$5,529
Disposals	—	(10,096)	(10,096)
Reclassification to assets held for sale	—	(28,327)	(28,327)
Goodwill impairment	—	(17,384)	(17,384)
Currency translation adjustments	4,057	5,628	9,685
Balance at April 30, 2017	$501,183	$568,717	$1,069,900

Goodwill disposed and reclassified to assets held for sale relates to the exit from our petroleum media business and decision to sell our Taxi Solutions reporting unit. See Note 9, Restructurings and Related Charges, for additional information.

Goodwill is not amortized. We review goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying amount may not be recoverable. During the second quarter of fiscal year 2017, management concluded that the carrying amount of the goodwill related to our Taxi Solutions reporting unit may not be recoverable. Based on a quantitative assessment, considering potential sales transactions, management determined the fair value of the reporting unit and concluded that the goodwill was impaired by $17.4 million. There were no indicators of impairment for our Verifone Systems and Verifone Payment Services reporting units during the six months ended April 30, 2017.

Purchased Intangible Assets, Net

Purchased Intangible assets, net consisted of the following (in thousands):

	April 30, 2017			October 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$514,230	$(278,292)	$235,938	$521,964	$(249,513)	$272,451
Other	46,656	(21,215)	25,441	73,175	(39,328)	33,847
Total	$560,886	$(299,507)	$261,379	$595,139	$(288,841)	$306,298

Other intangible assets, net, were comprised primarily of developed and core technology.

When purchased intangible assets reach the end of their useful lives, gross carrying amount and accumulated amortization are offset. During the six months ended April 30, 2017, we offset $26.4 million of Gross carrying amount and Accumulated amortization of intangible assets, because they reached the end of their useful lives.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization of purchased intangible assets was allocated as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016
Included in Cost of net revenues	$1,629	$3,820	$4,074	$7,809
Included in Operating expenses	18,414	21,974	37,177	41,600
Total amortization of purchased intangible assets	$20,043	$25,794	$41,251	$49,409

Total future amortization expense for purchased intangible assets that have finite lives, based on our existing intangible assets and their current estimated useful lives as of April 30, 2017, is estimated as follows (in thousands):

	Cost of Net Revenues	Operating Expenses	Total
Fiscal Years Ending October 31:
Remaining of fiscal year 2017	$3,111	$30,797	$33,908
2018	5,396	55,027	60,423
2019	5,274	49,552	54,826
2020	3,605	41,906	45,511
2021	2,456	30,547	33,003
Thereafter	1,041	32,667	33,708
Total future amortization expense	$20,883	$240,496	$261,379

Note 8. Debt

Amounts outstanding under our financing arrangements consisted of the following (in thousands):

	April 30, 2017	October 31, 2016
Credit Agreement
Term A loan	$495,000	$525,000
Term B loan	194,500	195,500
Revolving loan	179,421	204,684
Capital leases and other debt	17,801	11,573
Total principal payments due	886,722	936,757
Less: original issue discount and debt issuance costs	(8,837)	(10,844)
Total amounts outstanding	877,885	925,913
Less: current portion	(74,540)	(66,017)
Long-term portion	$803,345	$859,896

Credit Agreement

Key terms of our credit agreement include financial maintenance covenants and certain representations, warranties, covenants and conditions that are customarily required for similar financings. We complied with all financial covenants under our credit agreement as of April 30, 2017.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Borrowings under the credit agreement may be “Base Rate Borrowings” or “Eurodollar Borrowings” at our option. As of April 30, 2017, we have elected the Eurodollar option for all of our borrowings. Eurodollar loans bear interest at a monthly market interest rate plus a margin according to the credit agreement. As of April 30, 2017, the monthly market interest rate was 1.00% for our term A and revolver loans, and 1.00% for our term B loan, and the margins were 2.00% for our term A and revolver loans and 2.75% for our term B loan. Accordingly, as of April 30, 2017, the interest rate was 3.00% for the term A and revolving loans and 3.75% for the term B loan.

We have a number of interest rate swap agreements under which we currently pay banks a fixed rate of 1.20% and receive a monthly floating rate, which effectively converts $450.0 million of the term A loan from a floating interest rate to a fixed interest rate as of April 30, 2017. See Note 6, Financial Instruments for additional information.

As of April 30, 2017, the commitment fee for the unused portion of the revolving loan was 0.25% per annum, payable quarterly in arrears, and the amount available to draw under the revolving loan was $320.6 million.

Note 9. Restructuring and Related Charges

As part of cost optimization and corporate transformation initiatives, our management has approved, committed to and initiated various restructuring plans to reduce headcount, exit under-performing businesses, and consolidate facilities and data centers.

Activity related to our restructuring plan accruals for the six months ended April 30, 2017 consisted of the following (in thousands):

	Restructuring Plans
	June 2014 Plan	July 2015 Plan	June 2016 Plan
	Employee Involuntary Termination Benefits	Employee Involuntary Termination Benefits	Employee Involuntary Termination Benefits	Facilities Related Costs	Total
Balance at October 31, 2016	$997	$703	$5,225	$2,807	$9,732
Charges, net of adjustments	(566)	161	7,218	(1,208)	5,605
Cash payments	(15)	(619)	(6,082)	(481)	(7,197)
Balance at April 30, 2017	$416	$245	$6,361	$1,118	$8,140
Cumulative costs to date	$12,206	$6,783	$19,125	$2,222

Activities under these plans are expected to be substantially complete by the end of fiscal year 2017.

Restructuring charges, net of adjustments were allocated as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016
Included in Cost of net revenues	$956	$(28)	$1,713	$(89)
Included in Operating expenses	2,242	603	3,892	567
Total restructuring charges, net of adjustments	$3,198	$575	$5,605	$478

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During March 2017, our management committed to a plan to exit our petroleum media business, which was part of our Verifone Services segment. In connection with this decision, we have contributed certain assets to Gas Media and are in the process of terminating certain customer agreements. As of April 30, 2017, we have classified the remaining assets of this business as held for sale and recorded a $49.1 million write-down to reflect these assets at fair value, of which $10.6 million is included in Cost of net revenues and $38.5 million is included in Restructuring and related charges in the Consolidated Statements of Operations. The fair value was determined based upon the value at which the assets are being offered to customers in connection with the termination of the associated customer agreements. Additionally, we recorded a $28.1 million accrual for future obligations associated with the terminated customer agreements, which is presented in Other Current Liabilities in the Condensed Consolidated Balance Sheet as of April 30, 2017.

During March 2017, our management committed to a plan to sell our Taxi Solutions reporting unit. As of April 30, 2017, we have classified the net assets and liabilities of this business, including Accounts receivable, Prepaid expenses and other current assets, Fixed Assets, Goodwill and Accruals and other current liabilities, as held for sale. The fair value of these net assets and liabilities was determined in connection with the quantitative assessment of goodwill impairment discussed in Note 7, Goodwill and Purchased Intangible Assets. The gross assets held for sale are presented in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet and the gross liabilities held for sale are presented in Accruals and other current liabilities in the Condensed Consolidated Balance Sheet.

Businesses that we have disposed or are committed to sell incurred losses totaling $91.4 million and $98.8 million for the three and six months ended April 30, 2017, respectively, which include the goodwill $17.4 million goodwill impairment, $28.1 million accrual for future obligations associated with terminated customer agreements, $49.1 million write-down to reflect assets held for sale at fair value and $9.6 million gain on Gas Media exchange transaction. Losses for the three and six months ended April 30, 2016 totaled $12.3 million and $19.3 million, respectively.

Note 10. Commitments and Contingencies

Commitments

On April 3, 2017, to lock in pricing on certain components, we committed to purchase $144 million of such components over a four year period, $36 million per year, from one of our existing suppliers. As of April 30, 2017 our remaining non-cancelable commitment under this agreement totaled $124.4 million. Other than this arrangement, there have been no material changes to our non-cancelable operating lease commitments and manufacturing agreements since October 31, 2016.

Bank Guarantees

We have arranged bank guarantees with maturities ranging from two months to eight years to certain of our customers and vendors as required in some countries to support certain performance obligations under our service or other agreements with those parties. As of April 30, 2017, the maximum amount that may become payable under these guarantees was $16.2 million, of which $2.3 million was collateralized by restricted cash deposits.

In addition, in connection with our investment in Gas Station TV we have agreed to guarantee, in certain circumstances, up to $12.5 million of debt issued to Gas Media. As of April 30, 2017, we have not provided any funding under this guarantee.

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

Brazilian Tax Assessments

State Value-Added Tax

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the São Paulo State Revenue Department for collection of state sales taxes related to purported sales of software for the 1998 and 1999 tax years. In 2004, an appeal against this unfavorable administrative decision was filed in a judicial proceeding. The first level decision in the judicial proceeding was issued in our favor. The São Paulo State Revenue Department filed an appeal of this decision. The second level administrative decision ordered that the case be returned to the lower court in order to allow the production of further evidence. Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible that we may receive an unfavorable decision in this proceeding. The tax assessment including estimated interest through April 30, 2017 for this matter totals approximately 9.2 million Brazilian reais (approximately $2.9 million at the foreign exchange rate as of April 30, 2017). As of April 30, 2017, we have not accrued for this matter, but we have posted a bank bond as a guaranty.

Municipality Services Tax Assessments

In December 2009, one of the Brazilian subsidiaries that was acquired as part of the Lipman acquisition was notified of a tax assessment regarding alleged nonpayment of tax on services rendered for the period from September 2004 to December 2004. This assessment was issued by the municipality of São Paulo (the "municipality") and asserts a services tax deficiency and related penalties totaling 875,000 Brazilian reais (approximately $280,000 at the foreign exchange rate as of April 30, 2017), excluding interest. The municipality claims that the Brazilian subsidiary rendered certain services within the municipality of São Paulo but simulated that those services were rendered in another city. At the end of December 2010 the municipality issued further tax assessments alleging the same claims for 2005 through June 2007. These additional subsequent claims assert services tax deficiencies and related penalties totaling 5.9 million Brazilian reais (approximately $1.8 million at the foreign exchange rate as of April 30, 2017), excluding interest. We received unfavorable decisions from the administrative courts, which ruled to maintain the tax assessments for each of these matters. No further grounds of appeal are available to us for these assessments within the administrative courts. In October 2012, as a result of the decision at the administrative level, the tax authorities filed an enforcement action in the civil courts to collect on the services tax assessments amounts awarded by the administrative court and seeking other related costs and fees. On March 6, 2013, we filed our defensive claims in the civil courts in response to the tax authorities' enforcement action. In February 2013 the tax authorities filed an additional enforcement action in the civil courts to collect on the penalties related to the services tax assessments amounts awarded by the administrative courts. Based on our understanding of the underlying facts of this matter and our evaluation of the potential outcome at the judicial level, we believe it is reasonably possible that our Brazilian subsidiary will be required to pay some amount of the alleged tax assessments and penalties related to these matters, as well as amounts of interest and certain costs and fees imposed by the court related thereto. As of April 30, 2017, the amount of the alleged tax assessments and penalties related to these matters was approximately 25.9 million Brazilian reais (approximately $8.1 million at the foreign exchange rate as of April 30, 2017), including interest, costs and fees related thereto.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the municipality of Curitiba for collection of alleged services tax deficiency. An appeal against this unfavorable administrative decision was filed in a judicial proceeding and currently the case is pending the municipality of Curitiba's compliance with the writ of summons. As of April 30, 2017, the underlying assessment, including estimated interest, was approximately 5.9 million Brazilian reais (approximately $1.8 million at the foreign exchange rate as of April 30, 2017). Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible that we may receive an unfavorable decision in this proceeding.

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

On May 12, 2015, a new class action complaint was filed against us in Israel alleging similar claims as the dismissed Israeli class action and alleging that Israeli shareholders were deprived of due process in the U.S. class action settlement proceedings. We are opposing the new class action and plaintiff's class certification motion on substantially the same grounds on which the previous case was dismissed. The court held a pretrial hearing on that motion on May 19, 2016, at which it requested additional information including expert reports, a position paper from the Israel Securities Authority ("ISA") and further briefing. In July 2016, the ISA submitted a position paper supporting our position regarding applicable law. Other requested information has also now been submitted, but the court has not yet ruled.

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

On June 15, 2015, we filed appeals and interim applications with the Competition Appellate Tribunal ("COMPAT") to stay the CCI orders. The appellate court granted our interim applications to stay all proceedings at least until the final appellate hearing. That appellate hearing commenced on January 19, 2016, and was next scheduled to continue on May 31, 2017, but was taken off that tribunal's calendar due to the May 26, 2017 merger of the COMPAT with the National Company Law Appellate Tribunal ("NCLAT"). These appeals will now be reheard before the NCLAT Bench starting on July 7, 2017.

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

Income Tax Uncertainties

As of April 30, 2017, the amount payable for unrecognized tax benefits was $34.4 million, including accrued interest and penalties, none of which is expected to be paid within one year. This amount is included in Other long-term liabilities in our Condensed Consolidated Balance Sheet as of April 30, 2017. We are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur.

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

The following table sets forth net revenues for our reportable segments and reconciles segment net revenues to total net revenues (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016
Segment net revenues:
Verifone Systems	$285,675	$342,443	$551,076	$680,035
Verifone Services	188,255	189,913	379,473	365,877
Total segment net revenues	473,930	532,356	930,549	1,045,912
Amortization of step down in deferred services net revenues at acquisition	(245)	(6,078)	(2,993)	(6,095)
Total net revenues	$473,685	$526,278	$927,556	$1,039,817

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth operating income for our reportable segments and reconciles segment operating income to consolidated operating income (loss) (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016
Operating income by segment:
Verifone Systems	$47,029	$77,969	$87,741	$158,870
Verifone Services	43,736	46,446	88,559	88,575
Total segment operating income	90,765	124,415	176,300	247,445
Items not attributable to segment operating income:
Amortization of step down in deferred services gross margin at acquisition	(191)	(4,408)	(2,385)	(4,425)
Restructuring and related charges	(80,409)	(575)	(82,307)	(478)
Amortization of purchase intangible assets	(20,043)	(25,794)	(41,251)	(49,409)
Stock-based compensation expense	(11,178)	(11,579)	(20,731)	(22,039)
Goodwill impairment	(17,384)	—	(17,384)	—
Unallocated general and administrative expenses	(41,777)	(49,891)	(86,765)	(97,835)
Unallocated research and development expenses	(1,051)	(4,705)	(10,689)	(9,593)
Other unallocated costs	(126)	(7,684)	(617)	(7,671)
Total operating income (loss)	$(81,394)	$19,779	$(85,829)	$55,995

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview: A discussion of our business.
Results of Operations:
Consolidated Results of Operations: An analysis and discussion of our financial results comparing our consolidated results of operations for the three and six months ended April 30, 2017 to the three and six months ended April 30, 2016.
Segment Results of Operations: An analysis and discussion of our financial results comparing the results of operations for each of our two reportable segments, Verifone Systems and Verifone Services, for the three and six months ended April 30, 2017 to the three and six months ended April 30, 2016.
Financial Outlook: A discussion of our expectations regarding certain trends that may affect our financial condition and results of operations.
Liquidity and Capital Resources: An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.
Contractual Obligations and Off-Balance Sheet Arrangements: Disclosures related to our contractual obligations, contingent liabilities, commitments and off-balance-sheet arrangements, as of April 30, 2017.
Critical Accounting Policies and Estimates: A discussion of the accounting policies and estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts, as well as recent accounting pronouncements that have had or are expected to have a material impact on our results of operations.

Overview

Our Business

We are a global leader in payments and commerce solutions. We provide expertise and solutions that add value at the retail point-of-sale (POS) and enable innovative forms of commerce. For 35 years, we have been a leader in designing, manufacturing, marketing and supplying a broad range of innovative payment solutions, including customer payments acceptance, connectivity between merchants and financial institutions, as well as security and comprehensive payment and commerce services. We focus on delivering solutions that include innovative POS payment capabilities, value-added services that increase merchant revenues and enhance the consumer experience, and solutions that enrich and improve the interaction between merchants and consumers and help merchants run their businesses more efficiently. Key industries in which we operate include financial services, retail, petroleum, restaurant, hospitality, transportation and healthcare.

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

We have two operating segments: Verifone Systems and Verifone Services. Verifone Systems delivers point of sale electronic payment devices that run our unique operating systems, security and encryption software, and certified payment software for both payments and commerce. Verifone Services delivers device related services and maintenance, payment transaction routing and reporting, and commerce based services. Our reportable segments are the same as our operating segments.

Systems

Sales of our point of sale electronic payment devices and systems comprise approximately 60.3% and 59.4% of our net revenues in the three and six months ended April 30, 2017, respectively. Our point of sale electronic payment devices run our unique operating systems, security and encryption software, and certified payment software, and are designed to suit our clients' needs in a variety of environments, including traditional multilane and countertop implementations, self-service or unattended environments, in-vehicle and portable deployments, mobile point-of-sale solutions, as well as fully integrated POS solutions. Our systems can securely process a wide range of payment types including signature and PIN-based debit cards, credit cards, NFC/contactless/radio frequency identification cards, or RFID cards, smart cards, pre-paid gift and other stored-value cards, electronic bill payment, signature capture and electronic benefits transfer, or EBT. Our unique architecture enables multiple value-added applications, including third-party applications, such as gift card and loyalty card programs, healthcare insurance eligibility and time and attendance tracking, and allows these applications to reside on the same system without requiring recertification upon the addition of new applications. During the past year we introduced Verifone Engage, the next generation of our best-selling suite of devices, which is a family of interactive, commerce-enabled payment devices that we believe offer an innovative connected payments experience. We also launched Verifone Carbon, an integrated dual-screen connected point-of-sale solution that enables merchants to run register and business applications from a tablet screen while enabling consumers to pay and interact with a consumer-facing screen. Combining our Verifone Engage and Carbon payment solutions with our mobile and value family of devices, we are able to deliver rich media and complex commerce enablement services on our payment terminals to our merchant clients, as well as mobile solutions and products geared for price sensitive emerging markets. Security continues to be an important factor for all of our clients and we have experienced increasing demand for Europay, MasterCard and Visa (EMV), capable terminal solutions.

Services

Services are an important part of our business and revenues, accounting for approximately 39.7% and 40.6% of our net revenues in the three and six months ended April 30, 2017, respectively. We offer a wide portfolio of services including device, payment, commerce and omni-channel services. Our traditional device services include professional services related to installation and deployment, helpdesk support, training, equipment repair and maintenance, terminal management services and software post-contract support. Our payment services include gateway solutions that enable more efficient routing of transactions, multi-channel acceptance and processing, along with end-to-end encryption to reduce the complexity and costs of Payment Card Industry (PCI), standards compliance. Our commerce services leverage our terminals to drive incremental consumer sales by engaging consumers at the point of sale through value-added applications such as loyalty and couponing applications, targeted offers and real-time reward redemptions. Our omni-channel services provide seamless interoperability between online and offline payments.

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

Significant Matters

Petroleum Media Business

During March 2017, as part of our strategic review of under-performing businesses, our management committed to a plan to exit our petroleum media business. In connection with this decision, we are in the process of terminating certain customer agreements and have contributed certain assets to a newly formed business, Gas Media, in exchange for a 50% ownership interest in that business. As of April 30, 2017, we have classified the remaining net assets and liabilities of this business as held for sale and recorded a net $67.6 million charge in connection with this transaction.

Taxi Solutions Business

During March 2017, also in connection with our strategic review of under-performing businesses, our management committed to a plan to sell our Taxi Solutions reporting unit. In connection with this decision, management concluded that the carrying amount of the goodwill related to our Taxi Solutions reporting unit may not be recoverable. Based on a quantitative assessment, considering potential sales transactions, management determined the fair value of the reporting unit and concluded that the goodwill was impaired by $17.4 million. As of April 30, 2017 the net assets and liabilities of this business were presented as held for sale in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheet as of April 30, 2017.

Results of Operations

Consolidated Results of Operations

Three Months Ended April 30, 2017 compared to April 30, 2016

	Three Months Ended April 30,
	2017	% of Net revenues (1)	2016	% of Net revenues (1)
	(in thousands, except percentages)
Net revenues:
Systems	$285,675	60.3%	$342,443	65.1%
Services	188,010	39.7%	183,835	34.9%
Total net revenues	473,685	100.0%	526,278	100.0%

Gross margin:
Systems	109,456	38.3%	141,899	41.4%
Services	63,305	33.7%	68,480	37.3%
Gross margin	172,761	36.5%	210,379	40.0%

Operating expenses:
Research and development	51,771	10.9%	54,120	10.3%
Sales and marketing	50,935	10.8%	59,040	11.2%
General and administrative	46,755	9.9%	54,863	10.4%
Restructuring and related charges	68,896	14.5%	603	0.1%
Amortization of purchased intangible assets	18,414	3.9%	21,974	4.2%
Goodwill impairment	17,384	3.7%	—	—%
Total operating expenses	254,155	53.8%	190,600	36.2%
Operating income (loss)	(81,394)	(17.2)%	19,779	3.8%
Interest expense, net	(8,185)	(1.7)%	(8,543)	(1.6)%
Other income (expense), net	8,796	1.9%	(4,809)	(0.9)%
Income (loss) before income taxes	(80,783)	(17.1)%	6,427	1.2%
Income tax provision	8,882	2.0%	3,087	0.6%
Consolidated net income (loss)	$(89,665)	(18.9)%	$3,340	0.6%
(1) Systems and Services gross margin as a percentage of net revenues is computed as a percentage of the corresponding Systems and Services net revenues.

Net revenues for the three months ended April 30, 2017 were $473.7 million, compared to $526.3 million for the three months ended April 30, 2016, down $52.6 million or 10.0%. Systems net revenues decreased $56.8 million primarily as a result of decreased demand for EMV enabled devices and reductions due to the timing of certain large customer purchases, which were partially offset by increased revenues due to India demonetization initiatives. (See further discussion of net revenues by segment and geography below.)

Net Revenues by Geography

	Three Months Ended April 30,
	2017	% of Net revenues	2016	% of Net revenues
	(in thousands, except percentages)
Net Revenues
North America	$157,438	33.2%	$209,338	39.8%
Latin America	62,542	13.2%	69,788	13.2%
EMEA	177,713	37.5%	196,982	37.4%
Asia-Pacific	75,992	16.1%	50,170	9.5%
Total	$473,685	100.0%	$526,278	100.0%

•
North America net revenues decreased $51.9 million, due primarily to reduced demand for our EMV capable terminals by customers that had upgraded to products that support EMV requirements in the prior year and EMV liability deadline extensions for the petroleum market.

•
Latin America net revenues decreased $7.2 million, due primarily to changes in timing of purchase decisions by large customers, which were influenced by factors such as macroeconomic conditions, the timing of customer technology refreshes, and ongoing competitive pricing.

•
EMEA net revenues decreased $19.3 million, primarily as a result of changes in timing of purchase decisions, which were influenced by factors such as macroeconomic conditions, government fiscalization programs, the timing of customer technology refreshes, and ongoing competitive pricing.

•	Asia-Pacific net revenues increased $25.8 million, driven primarily by increases in India as a result of government demonetization initiatives.

Gross margin for the three months ended April 30, 2017 was $172.8 million or 36.5% of total net revenues, compared to $210.4 million or 40.0% of total net revenues, for the three months ended April 30, 2016, down $37.6 million or 3.5 percentage points. Gross margin in dollars decreased due primarily to the decrease in net revenues and $10.6 million write-down of inventory related to our petroleum media business. Gross margin as a percentage of net revenues decreased due primarily to changes in geographic and product mix, such as the decrease in net revenues from North America, which generally have higher gross margins compared to other geographies, as well as the $10.6 million write-down of inventory related to our petroleum media business.

Research and development for the three months ended April 30, 2017 was $51.8 million compared to $54.1 million for the three months ended April 30, 2016, down $2.3 million or 4.3%, due to higher costs in the prior year associated with additional personnel and outside resources to develop and bring next generation products and solutions to market.

Sales and marketing for the three months ended April 30, 2017 was $50.9 million, compared to $59.0 million for the three months ended April 30, 2016, down $8.1 million or 13.7%, due primarily to reduced variable costs associated with lower revenues and decreased spend associated with cost savings initiatives.

General and administrative for the three months ended April 30, 2017 was $46.8 million, compared to $54.9 million for the three months ended April 30, 2016, down $8.1 million or 14.8%, due primarily to decreased spend associated with cost savings initiatives.

Restructuring and related charges for the three months ended April 30, 2017 was $68.9 million, compared to $0.6 million for the three months ended April 30, 2016, up $68.3 million primarily as a result of a $38.5 million fair market value write-down associated with our exit from the petroleum media business, as well as a $28.1 million charge for future obligations associated with terminated customer agreements.

Amortization of purchased intangible assets for the three months ended April 30, 2017 was $18.4 million, compared to $22.0 million for the three months ended April 30, 2016, down $3.6 million or 16.4%, primarily because a portion of our purchased intangible assets were fully amortized in the prior year.

Goodwill impairment for the three months ended April 30, 2017 was $17.4 million and resulted from a quantitative assessment of the fair value of our Taxi Solutions reporting unit.

Other income (expense), net for the three months ended April 30, 2017 was $8.8 million of net income compared to net expense of $4.8 million for the three months ended April 30, 2016, a $13.6 million change, due primarily to a $9.6 million gain recognized in connection with the Gas Media transaction.

Income tax provision for the three months ended April 30, 2017 was $8.9 million, compared to $3.1 million for the three months ended April 30, 2016, up $5.8 million or 187.9%. The income tax provision for three months ended April 30, 2017 was primarily related to foreign taxes and discrete items associated with restructuring related charges. The income tax provision for the three months ended April 30, 2016 was primarily related to foreign taxes partially offset by the reversal of unrecognized tax benefits where statute of limitations expired or audits have been settled.

Six Months Ended April 30, 2017 compared to April 30, 2016

	Six Months Ended April 30,
	2017	% of Net revenues (1)	2016	% of Net revenues (1)
	(in thousands, except percentages)
Net revenues:
Systems	$551,076	59.4%	$680,035	65.4%
Services	376,480	40.6%	359,782	34.6%
Total net revenues	927,556	100.0%	1,039,817	100.0%

Gross margin:
Systems	208,465	37.8%	284,686	41.9%
Services	135,727	36.1%	140,978	39.2%
Total gross margin	344,192	37.1%	425,664	40.9%

Operating expenses:
Research and development	107,723	11.6%	105,755	10.2%
Sales and marketing	100,141	10.8%	114,459	11.0%
General and administrative	97,558	10.5%	107,288	10.3%
Restructuring and related charges	70,038	7.6%	567	0.1%
Amortization of purchased intangible assets	37,177	4.0%	41,600	4.0%
Goodwill impairment	17,384	1.9%	—	—%
Total operating expenses	430,021	46.4%	369,669	35.6%
Operating income (loss)	(85,829)	(9.3)%	55,995	5.4%
Interest expense, net	(16,332)	(1.8)%	(16,847)	(1.6)%
Other income (expense), net	6,574	0.7%	(6,989)	(0.7)%
Income (loss) before income taxes	(95,587)	(10.3)%	32,159	3.1%
Income tax provision	11,802	1.3%	5,086	0.5%
Consolidated net income (loss)	$(107,389)	(11.6)%	$27,073	2.6%

(1) Systems and Services gross margin as a percentage of net revenues is computed as a percentage of the corresponding Systems and Services net revenues.

Net revenues for the six months ended April 30, 2017 were $927.6 million, compared to $1.04 billion for the six months ended April 30, 2016, down $112.2 million or 10.8%, due primarily to decreased demand for EMV enabled devices and timing of certain large customer purchases, which were partially offset by increased revenues due to India demonetization initiatives. (See further discussion of revenues by segment and geography below.)

Net Revenues by Geography

	Six Months Ended April 30,
	2017	% of net revenues	2016	% of net revenues
	(in thousands, except percentages)
Net Revenues
North America	$323,241	34.9%	$445,034	42.8%
Latin America	119,540	12.9%	124,568	12.0%
EMEA	345,835	37.2%	367,370	35.3%
Asia-Pacific	138,940	15.0%	102,845	9.9%
Total	$927,556	100.0%	$1,039,817	100.0%

•
North America net revenues decreased $121.8 million, due primarily to reduced demand for our EMV capable terminals by customers that had upgraded to products that support EMV requirements in the prior year and EMV liability deadline extensions for the petroleum market.

•
Latin America net revenues decreased $5.0 million, due primarily to changes in timing of purchase decisions by large customers, which were influenced by factors such as macroeconomic conditions, timing of customer technology refreshes, and ongoing competitive pricing.

•
EMEA net revenues decreased $21.5 million, as a result of changes in timing of purchased decisions, which were influenced by factors such as macroeconomic conditions, government fiscalization programs, timing of customer technology refreshes, and ongoing competitive pricing.

•	Asia-Pacific net revenues increased $36.1 million, due primarily to increases in India as a result of government demonetization initiatives.

Gross margin for the six months ended April 30, 2017 was $344.2 million or 37.1% of net revenues, compared to $425.7 million, or 40.9% of net revenues, for the six months ended April 30, 2016, down $81.5 million or 3.8 percentage points. Gross margin in dollars decreased due primarily to the decrease in net revenues and $10.6 million write-down of inventory related to our petroleum media business. Gross margin as a percentage of net revenues decreased due primarily to changes in geographic and product mix, such as decreases in net revenues from North America, which generally have higher gross margins compared to other geographies, as well as the $10.6 million write-down of inventory related to our petroleum media business.

Research and development for the six months ended April 30, 2017 was $107.7 million compared to $105.8 million for the six months ended April 30, 2016, up $1.9 million or 1.8%, due primarily to a $7.1 million write-down of capitalized costs associated with development projects that will not be completed, which was partially offset by higher costs in the prior year associated with additional personnel and outside resources needed to develop and bring next generation products and solutions to market.

Sales and marketing for the six months ended April 30, 2017 was $100.1 million, compared to $114.5 million for the six months ended April 30, 2016, down $14.4 million or 12.6%, due primarily to reduced variable costs associated with lower revenues and decreased spend associated with cost savings initiatives.

General and administrative for the six months ended April 30, 2017 was $97.6 million compared to $107.3 million for the six months ended April 30, 2016, down $9.7 million or 9.0%, due primarily to decreased spend associated with cost savings initiatives, partially offset by additional costs associated with acquired businesses.

Restructuring and related charges for the six months ended April 30, 2017 was $70.0 million compared to $0.6 million for the six months ended April 30, 2016, up $69.4 million, due primarily to a $38.5 million fair market value write-down associated with our exit from the petroleum media business, as well as a $28.1 million charge for future obligations associated with terminated customer agreements.

Amortization of purchased intangible assets for the six months ended April 30, 2017 was $37.2 million compared to $41.6 million for the six months ended April 30, 2016, down $4.4 million or 10.6%, primarily because a portion of our purchased intangible assets were fully amortized in the prior year, partially offset by an increase in amortization for purchased intangible assets associated with recently acquired businesses.

Goodwill impairment for the six months ended April 30, 2017 was $17.4 million related to our Taxi Solutions reporting unit based on a quantitative assessment and potential sales transactions.

Other income (expense), net for the six months ended April 30, 2017 was $6.6 million of net income compared to net expense of $7.0 million for the six months ended April 30, 2016, a $13.6 million change. This change is due primarily to a $9.6 million gain recognized in connection with the Gas Media transaction.

Income tax provision for the six months ended April 30, 2017 was $11.8 million, compared to $5.1 million for the six months ended April 30, 2016, up $6.7 million or 131.4%. The income tax provisions for both six months ended April 30, 2017 and April 30, 2016 were primarily related to foreign taxes and other discrete items associated with restructuring related charges.

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

Three Months Ended April 30, 2017 compared to April 30, 2016

	Three Months Ended April 30,
	2017	% of Net revenues	2016	% of Net revenues
	(in thousands, except percentages)
Net revenues	$285,675	60.3%	$342,443	64.3%
Operating income	$47,029	16.5%	$77,969	22.8%

Net revenues for the three months ended April 30, 2017 were $285.7 million, compared to $342.4 million for the three months ended April 30, 2016, down $56.8 million or 16.6%. Net revenues from EMV capable devices decreased by $71.3 million due primarily to reduced demand as customers upgraded to products that support EMV requirements in the prior year and EMV liability deadline extensions for the petroleum market. This was partially offset by net revenues from unattended, portable and mobile devices, which increased $10.8 million due primarily to government demonetization initiatives in India. The remaining revenue fluctuations are generally associated with the timing of customer demand, which was influenced by factors such as timing of equipment upgrades, government initiatives and macroeconomic conditions.

Operating income for the three months ended April 30, 2017 was $47.0 million or 16.5% of net revenues, compared to $78.0 million or 22.8% of net revenues for the three months ended April 30, 2016, down $30.9 million or 6.4 percentage points. Operating income in dollars decreased due primarily to reduced net revenues. Operating income as a percentage of net revenues decreased due primarily to changes in geographic and product mix, such as the shift away from North America and EMEA, which generally have higher margins compared to other geographies.

Six Months Ended April 30, 2017 compared to April 30, 2016

	Six Months Ended April 30,
	2017	% of Net revenues	2016	% of Net revenues
	(in thousands, except percentages)
Net revenues	$551,076	59.2%	$680,035	65.0%
Operating income	$87,741	15.9%	$158,870	23.4%

Net revenues for the six months ended April 30, 2017 were $551.1 million, compared to $680.0 million for the six months ended April 30, 2016, down $129.0 million or 19.0%. Net revenues from our EMV capable devices decreased by $153.4 million due primarily to reduced demand by customers that had upgraded to products that support EMV requirements in the prior year and EMV liability deadline extensions for the petroleum market. Net revenues from the sale of unattended, portable and mobile devices increased by $20.5 million due primarily to increased demand in India related to the government demonetization initiatives, which was partially offset by decreased demand in Europe related to the timing of customer tenders.

Operating income for the six months ended April 30, 2017 was $87.7 million or 15.9% of net revenues, compared to $158.9 million or 23.4% of net revenues for the six months ended April 30, 2016, down $71.1 million or 7.5 percentage points. Operating income in dollars decreased due primarily to reduced net revenues. Operating income as a percentage of net revenues decreased due primarily to changes in geographic and product mix, such as the shift away from North America and EMEA, which generally have higher margins compared to other geographies.

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

Three Months Ended April 30, 2017 compared to April 30, 2016

	Three Months Ended April 30,
	2017	% of Net revenues	2016	% of Net revenues
	(in thousands, except percentages)
Net revenues	$188,255	39.7%	$189,913	35.7%
Operating income	$43,736	23.2%	$46,446	24.5%

Net revenues for the three months ended April 30, 2017 were $188.3 million compared to $189.9 million for the three months ended April 30, 2016, down $1.7 million or 0.9%, primarily due to an approximately $3 million decrease in revenue from our Taxi Solutions and petroleum media businesses, which was partially offset by increased demand for device-related and payment related services solutions.

Operating income for the three months ended April 30, 2017 was $43.7 million or 23.2% of net revenues, compared to $46.4 million or 24.5% of net revenues for the three months ended April 30, 2016, down $2.7 million or 1.2 percentage points. Operating income in dollars decreased slightly due primarily to decreases in net revenues and the geographic mix of operating margins. Operating income as a percentage of net revenues decreased due primarily to changes in geographic and product mix.

Six Months Ended April 30, 2017 compared to April 30, 2016

	Six Months Ended April 30,
	2017	% of Net revenues	2016	% of Net revenues
	(in thousands, except percentages)
Net revenues	$379,473	40.8%	$365,877	35.0%
Operating income	$88,559	23.3%	$88,575	24.2%

Net revenues for the six months ended April 30, 2017 were $379.5 million compared to $365.9 million for the six months ended April 30, 2016, up $13.6 million or 3.7%, due primarily to a $9.4 million increase in payment services net revenues from the acquisition of InterCard in December 2015 and a $3.5 million increase in payment services net revenues from the acquisition of AJB in February 2016.

Operating income for the six months ended April 30, 2017 was $88.6 million or 23.3% of net revenues, compared to $88.6 million or 24.2% of net revenues for the six months ended April 30, 2016, down 0.9 percentage points. Operating income in dollars remained flat despite increased net revenues, and operating income as a percentage of net revenues decreased due primarily to changes in geographic and product mix.

Financial Outlook

Overview

We expect the timing and amount of revenue to continue to be impacted by factors such as our recent and planned divestitures, the timing of our customers' technology refresh cycles, changes in distribution and distributor inventory levels, macroeconomic conditions, increased competition and pricing pressures, the timing of new product releases and certifications, and uncertain political conditions in certain markets.

Recent and Planned Divestitures

During fiscal year 2017, as part of our strategic review of under performing businesses, we have divested of our petroleum media business and several other small businesses, and intend to divest of our Taxi Solutions business. Revenue from these businesses totaled $27.1 million and $59.0 million for the three and six months ended April 30, 2017, respectively. We also continue to evaluate whether to continue certain other under performing businesses, such as our operations in China. We expect our revenues to decrease in the future as a result of these divestitures, but expect operating margins to improve.

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

Global Markets and Competition

As a result of our global customer base, we expect that our net revenues will continue to be impacted by macroeconomic conditions such as foreign currency fluctuations, economic sanctions and other trade restrictions, and changing global oil prices, particularly in certain markets such as Argentina, Brazil, Russia, the Middle East and Africa, as well as electronics payment initiatives, such as the demonetization initiatives in India. We expect that continued economic weakness in Latin America and uncertain political conditions in certain other markets, such as Turkey, may have a continued negative impact on our ability to do business or operate at a desired level.

We expect that the markets in which we conduct our business will remain highly competitive, characterized by changing technologies, evolving industry standards and government regulations that may favor one product or technology over others, and increased demand for new functionality, premium services, mobility and security. In particular, we expect that there will be continued demand for lower priced products in certain emerging markets, such as Brazil and China. We expect the ongoing competitive pricing pressures that we have seen in recent periods may continue to impact on our net revenues in the future. Market disruptions caused by new technologies, the entry of new competitors, mobile order and pay, the presence of strong local competition, consolidations among our customers and competitors, changes in regulatory requirements, timing of electronic payments initiatives that create demand for our products in emerging markets, new technology entrants, and other factors, can introduce volatility into our business.

Our Business and Focus

We continue to focus on expanding our Services offerings globally. We are investing in select markets in order to expand our payment services into new countries and to improve the functionality of our payment services in existing markets. We also continue to invest in commerce enablement solutions, using our consumer-facing point of sale terminals to offer services complementary to our payment solutions that facilitate commerce between merchants and consumers. We expect continued growth in Services net revenues as a result of these efforts. As we transition to more service oriented arrangements, we may experience a shift in the timing of Systems net revenues as revenue recognition will depend on when all of our performance obligations are complete.

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

We also plan to continue efforts to improve our cost structure and streamline all aspects of our business, including a continued strategic review of under-performing products and businesses, as well as evaluating internally developed technology and consolidating and upgrading some of our global suppliers. In connection with our transformation efforts, we have approved restructuring plans under which we have reduced headcount, closed facilities and committed to exit under-performing businesses, such as our petroleum media and Taxi Solutions businesses. We expect to incur additional costs under the previously approved plans and expect to approve additional plans and make strategic changes in the future. Our existing and future restructuring plans may generate ongoing savings, some of which will continue to be reinvested into growth initiatives as part of our transformation program. Overall, spending may increase further depending on the costs of any future restructuring plans, costs associated with new acquisitions or ongoing integration of past acquisitions, costs to exit under-performing businesses, as well as costs related to resolving legal and tax matters.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance working capital, pay for contractual commitments, service our debt and make capital expenditures and investments. As of April 30, 2017, our primary sources of liquidity were $134.5 million of cash and cash equivalents, as well as amounts available to us under the revolving loan that is part of our Credit Agreement.

Cash and cash equivalents as of April 30, 2017 included $133.8 million held by our foreign subsidiaries. If we decide to distribute or use the cash and cash equivalents held by our foreign subsidiaries outside those foreign jurisdictions, including a distribution to the U.S., we may be subject to additional taxes or costs, or face regulatory restrictions on the amount of cash that can be distributed out of some countries.

We also held $14.1 million in restricted cash as of April 30, 2017, which was mainly comprised of pledged deposits.

As of April 30, 2017, our outstanding borrowings consisted of a $495.0 million term A loan, $194.5 million term B loan, $179.4 million drawn against a revolving loan commitment and $17.8 million under capital leases and other debt. In addition, $320.6 million was available for draw on the revolving loan commitment, subject to covenant requirements. See Note 8, Debt, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding our borrowings. We were in compliance with all financial covenants under our credit agreement as of April 30, 2017.

As of April 30, 2017, we had outstanding interest rate swap agreements to effectively convert $450.0 million of the term A loan from a floating rate plus applicable margin to a 1.20% fixed rate plus applicable margin.

As part of our cost optimization and corporate transformation initiatives, we have approved restructuring plans under which we made cash payments totaling $4.5 million during the three months ended April 30, 2017. We expect to make additional cash payments totaling approximately $7.4 million under these plans in the remainder of fiscal year 2017 and may approve additional restructuring plans as our transformation initiatives continue. We are also obligated to spend approximately $28.1 million pursuant to canceled customer contracts over the next twelve months.

As of April 30, 2017, we are authorized to repurchase shares of our common stock with an aggregate value of up to $50.0 million. The timing and actual amount of the share repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities, including mergers and acquisitions, market conditions and other factors. We are not obligated to repurchase any specific number of shares under the program and the repurchase program may be modified, suspended or discontinued at any time.

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

Bank Guarantees

We have issued bank guarantees with maturities ranging from two months to eight years to certain of our customers and vendors as required in some countries to support certain performance obligations under our service or other agreements with those parties. As of April 30, 2017, the maximum amount that may become payable under these guarantees was $16.2 million, of which $2.3 million was collateralized by restricted cash deposits.

In addition, in connection with our investment in Gas Station TV we have agreed to guarantee, in certain circumstances, up to $12.5 million of debt issued to Gas Media. As of April 30, 2017, we have not provided any funding under this guarantee.

Statement of Cash Flows

The net decrease in cash, cash equivalents and restricted cash are summarized in the following table (in thousands):

	Six Months Ended April 30,
	2017	2016	Change
Net cash provided by (used in):
Operating activities	$80,232	$117,260	$(37,028)
Investing activities	(34,453)	(227,974)	193,521
Financing activities	(57,435)	60,950	(118,385)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	1,056	1,060	(4)
Net decrease in cash, cash equivalents and restricted cash	$(10,600)	$(48,704)	$38,104

Operating Activities

Net cash provided by operating activities for the six months ended April 30, 2017 was $80.2 million, down $37.0 million from $117.3 million in cash provided during the six months ended April 30, 2016, due primarily to a $107.4 million consolidated loss in the current year, of which $57.0 million is non-cash restructuring and related charges, compared to a $27.1 million consolidated income in the prior year. Additionally, working capital improved $97.5 million primarily as a result of reduced inventory levels.

Investing Activities

Net cash used in investing activities for the six months ended April 30, 2017 was $34.5 million, compared to $228.0 million for the six months ended April 30, 2016, down $193.5 million, due primarily to $169.7 million in payments for acquired businesses during the six months ended April 30, 2016, compared to $4.9 million during the six months ended April 30, 2017. Additionally, capital expenditures decreased $21.9 million year over year due primarily to cost savings initiatives.

Financing Activities

Net cash used in financing activities for the six months ended April 30, 2017 was $57.4 million compared to $61.0 million in cash provided during the six months ended April 30, 2016, a $118.4 million change, due primarily to additional borrowings for business acquisitions in the prior year. Cash flows from operating activities have been used to pay down $54.8 million of debt in the six months ended April 30, 2017. We had no stock repurchases during the six months ended April 30, 2017.

Contractual Obligations

As of April 30, 2017, our contractual obligations consist of obligations under debt, capital leases, operating leases, purchase commitments and other contractual obligations. On April 3, 2017, we committed to purchase $144 million of components over a four year period, a total of $36 million each year, to lock in pricing from one of our existing suppliers. As of April 30, 2017 our remaining non-cancelable commitment under this agreement totaled $124.4 million. Other than this arrangement, there have been no material changes to our non-cancelable operating lease commitments and manufacturing agreements outside the ordinary course of business during the six months ended April 30, 2017.

As of April 30, 2017, the amount payable for unrecognized tax benefits was $34.4 million, including accrued interest and penalties, none of which is expected to be paid within one year. This amount is included in Other long-term liabilities in our Consolidated Balance Sheets as of April 30, 2017. We are unable to make a reasonably reliable estimate as to when cash settlement with the applicable taxing authorities may occur.

As of April 30, 2017 we have agreed to guarantee, in certain circumstances, up to $12.5 million of debt that was issued to Gas Media.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies and Estimates

General

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are more fully described in Note 1, Principles of Consolidation and Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements of our 2016 Annual Report on Form 10-K. There were no changes to our significant accounting policies during the six months ended April 30, 2017 other than those mentioned in Note 1, Principles of Consolidation and Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results for the six months ended April 30, 2017 are discussed below.

Goodwill

We review the goodwill allocated to each of our reporting units for possible impairment annually on August 1 and whenever events or changes in circumstances indicate its carrying amount may not be recoverable. When assessing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we perform an impairment test. If, we conclude otherwise, then no further action is taken. We also have the option to bypass the qualitative assessment and only perform a quantitative assessment. We measure the recoverability of goodwill by comparing a reporting unit's carrying amount, including goodwill, to the estimated fair value of the reporting unit.

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

During the second quarter of fiscal year 2017, there were circumstances which indicated that the carrying amount of the goodwill related to our Taxi Solutions reporting unit may not be recoverable. Based on a quantitative assessment, considering potential sale transactions, we concluded that the goodwill was impaired, and recorded a $17.4 million impairment charge during the three months ended April 30, 2017.

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
As of April 30, 2017, we had outstanding interest rate swap agreements to effectively convert $450.0 million of the term A loan from a floating rate plus applicable margin to a 1.20% fixed rate plus applicable margin. These interest rate swap agreements will decrease in the future and effectively convert $450.0 million of the term A loan from a floating rate plus applicable margin to a 1.20% fixed rate plus applicable margin from April 1, 2017 through September 30, 2017 and $400.0 million from October 1, 2017 through March 30, 2018. In addition, we have interest rate swap agreements to convert $350.0 million of the term A loan to a fixed rate of 0.975% plus applicable margin from March 30, 2018 through June 30, 2019.
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

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Information with respect to legal proceedings may be found in Note 10, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which section is incorporated herein by reference.

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

We cannot be sure that we will successfully and timely complete the development, delivery and introduction of new solutions or enhancements or that our new solutions will satisfy customer or end user demand or be accepted in the marketplace. If we fail, we may lose market share to existing or new competitors and competing technologies, our solutions could become obsolete and our net revenues, income and profitability will suffer.

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

We also face competition from alternative payment solutions, such as mobile device-based card payment and processing solutions that offer customers the ability to pay on mobile devices through a variety of payment methods. Some of these alternative solutions enable payment and processing at the POS without use of traditional payment terminals, such as those we manufacture and sell. In addition, some of these alternative solutions are offered by companies that are significantly larger than we are. Competition from these alternative solutions, particularly as they are deployed globally could reduce demand for our traditional payment terminals and our services offerings and have an adverse effect on our results of operations.

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

We operate in an industry that makes us a target of cyber- attacks on our systems and payment solutions. Our business involves the collection, transmission, storage and use of proprietary data or personally-identifying information of our customers, business partners and employees, as well as, in certain cases, end-users of our products or services. We rely on electronic networks, computers, systems, including our gateways, programs to run our business and operations, our employees and third party technology and IT infrastructure providers and, as a result, are potentially exposed to third-party security breaches, computer or other malware, viruses, social engineering or general hacking, industrial espionage, employee or third party error or malfeasance, or other irregularities or compromises on our systems which could result in the loss or misappropriation of sensitive data, corruption of business data or other disruption to our operations. Outside parties may also attempt to fraudulently induce our employees, customers, business partners, service providers and other users of our solutions to disclose information in order to gain access to sensitive data and our solutions. As we expand our solutions and services and handle increasing volumes and types of sensitive data, we may increasingly become a target of security breach attempts. We have devoted significant resources to security measures, processes and technologies to protect and secure our networks and systems, but they cannot provide absolute security, especially in light of rapid advances in computer capabilities and cryptography. For example, an increasing number of companies have disclosed breaches of their security systems, some of which have involved sophisticated and highly targeted attacks on their network infrastructure. Because the techniques used to breach security safeguards change frequently, such techniques may be difficult to detect for a long period of time and often are not recognized until launched against a target. Certain efforts may also be state sponsored and supported by significant financial and technological resources, potentially making them even more difficult to detect. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures.

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

•	component supply, manufacturing, or distribution difficulties;

•	timing of commencement, execution, or completion of major product or service implementation projects;

•	timing of governmental, statutory and industry association requirements, such as PCI compliance deadlines, EMV liability deadline extensions, or the pace of EMV adoption in the U.S. or elsewhere;

•	the introduction, modification or termination of government initiatives relating to cashless payments;

•	the relative geographic mix of net revenues;

•	the fixed nature of many of our expenses;

•	the timing, effectiveness and efficiency of our restructuring activities;

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

•
the introduction of new laws and regulations, or changes in implementation of existing laws and regulations, in jurisdictions where we operate that may create uncertainty regarding the business operations of our customers or distributors, which may in turn lead to deferred or reduced orders from our customers or distributors; and

•
business and operational disruptions or delays caused by political, social or economic instability and unrest, such as the ongoing significant civil, political and economic disturbances in Russia, Syria, Turkey, Ukraine and their spillover effect on surrounding areas as well as the political and military conditions in Israel and the Palestinian territories.

No single factor above is dominant, and any of the foregoing factors could have an adverse effect on our operating results.

In addition, we have experienced in the past and may continue to experience periodic variations in sales in our key vertical and geographical markets. In particular, differences in relative growth rates among our businesses in the U.S. and other regions may cause significant fluctuation in our quarterly operating results, especially our quarterly gross profit margins, because net revenues generated from emerging markets tend to carry lower margins. Furthermore, revenue increases due to the adoption of standards such as EMV in the United States have in the past slowed and declined and may in the future slow or decline or not be sustained. In addition, the pace of EMV adoption in the U.S. will impact our revenues and operating results. In Latin America and some other markets, continued overall economic weakness and the contraction of certain economies in the region could cause our revenues to decline as customers delay or reduce orders. These periodic variations occur throughout the year and may lead to fluctuations in our quarterly operating results depending on the impact of any given market during that quarter and could lead to volatility in our stock price.

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

•	different and/or more stringent data protection, privacy and other laws;

•	the introduction, modification or termination of government initiatives relating to cashless payments;

•	antitrust and competition regulations;

•	infrastructure challenges;

•	supply chain challenges and product delivery delays;

•	changes or instability in a specific country's or region's political or economic conditions; and

•	greater difficulty in safeguarding intellectual property, including in areas such as China, India, Russia, and Latin America.

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

On June 23, 2016, in a referendum vote commonly referred to as “Brexit,” a majority of British voters voted to exit the European Union. In March 2017, the U.K. government officially triggered the process to formally initiate negotiations for the terms of separation from the European Union. A withdrawal could potentially disrupt the free movement of goods, services and people between the U.K. and the European Union, undermine bilateral cooperation in key geographic areas and significantly disrupt trade between the U.K. and the European Union or other nations as the U.K. pursues independent trade relations. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which European Union laws to replace or replicate. The effects of Brexit will depend on any agreements the U.K. makes to retain access to European Union or other markets either during a transitional period or more permanently. Because this is an unprecedented event, it is unclear what long-term economic, financial, trade and legal implications the withdrawal of the U.K. from the European Union would have and how such withdrawal would affect our business globally and in the region. In addition, Brexit may lead other European Union member countries to consider referendums regarding their European Union membership. Any of these events, along with any political, economic and regulatory changes that may occur, could cause political and economic uncertainty in Europe and internationally and harm our business and financial results.

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

Our solutions may experience service interruptions, degradation or other failures because of hardware and software defects or malfunctions, computer denial-of-service and other cyberattacks, human error, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer or other malware, viruses, social engineering, general hacking, or other events. Our solutions also may be subject to break-ins, sabotage and intentional acts of vandalism. Some of our solutions are not fully redundant, and our disaster recovery planning may not be sufficient for all eventualities.

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

We are in the process of implementing a number of strategic, transformation initiatives intended to redefine our global product management process and portfolio, re-engineer our research and development function and improve our cost structure. As part of these transformation initiatives, during recent fiscal years our management approved restructuring plans to better align our business organization, operations and product lines to achieve long-term sustainable growth and value, including through workforce reduction and facility consolidations. We cannot assure you that we will be able to successfully implement our transformation initiatives. Further, our ability to achieve the anticipated benefits, including the anticipated levels of cost savings and efficiency, of such transformation initiatives and the restructuring plans within expected timeframes is subject to many estimates and assumptions, which are, in turn, subject to significant economic, market, competitive and other uncertainties, some of which are beyond our control. Further restructuring or reorganization activities may also be required in the future beyond what is currently planned, which could further enhance the risks associated with these activities. There is no assurance that we will successfully implement, or fully realize the anticipated positive impact of, our transformation initiatives and the restructuring plans or execute successfully on our transformation strategy, in the timeframes we desire or at all.

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

Our success depends to a significant degree upon the continued contributions of our key senior management, engineering, sales and marketing, supply chain, and other specialized personnel, many of whom would be difficult to replace. In addition, our future success depends on our ability to attract, integrate, manage, and retain highly skilled employees throughout our business. Competition for some of these personnel is intense in certain markets, especially in the Silicon Valley where our corporate headquarters are located, and competitive pressures in such markets can drive up wages, impacting our profitability. In addition, shifts in U.S. immigration policy, including as a result of the 2016 U.S. presidential election, could negatively impact our ability to attract, hire and retain highly skilled employees from other countries. In the past we have had difficulty hiring, in our desired time frame and in our desired markets, employees that have the specific qualifications required for a particular position. In particular, we may be unsuccessful in attracting and retaining personnel as a result of the workforce reduction measures we have implemented or may implement in the future. To help attract, retain and motivate qualified personnel, we use share-based incentive awards, such as employee stock options and restricted stock units as well as cash-based incentive awards tied to our performance. If the Company's overall performance is poor, the value of our stock awards does not appreciate as measured by the performance of the price of our common stock, or if our share-based compensation otherwise ceases to be viewed as a valuable benefit, employee incentive awards and morale could be negatively impacted and our ability to attract, retain and motivate personnel could be weakened. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as timely product introductions, and our business and profitability may suffer.

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

If we inaccurately forecast demand for our products, we could end up with either excess or insufficient inventory to satisfy demand. This problem is exacerbated because our products are offered in a number of different configurations and with a variety of optional features, and we generally receive a significant volume of customer orders towards the end of each fiscal quarter which leaves us little room to adjust inventory mix to match demand, as discussed under “Timing for orders for our products and services can be back-end weighted within the fiscal quarter, which can make our net revenues difficult to predict and can negatively impact our business and results of operations.” During the transition from an existing product to a new replacement product, we must accurately predict the demand for the existing and the new product. Furthermore, introducing new products into our current markets or existing products into new markets involves the uncertainty of whether the market will adopt our product in the volumes and time frames that we anticipate or at all. Our inability to properly manage our inventory levels could lead to increased expenses associated with writing off excessive or obsolete inventory, additional shipping costs to meet immediate demand and a corresponding decline in gross margins, or lost sales. If we do not accurately predict demand, we could also incur increased expenses associated with binding commitments to certain third-party contract manufacturers and suppliers which would negatively impact our gross margins and operating results. For example, as of October 31, 2016, the amount of purchase commitments issued to contract manufacturers and component suppliers totaled approximately $110.9 million. Of this amount, $11.2 million has been recorded in Accruals and other current liabilities in our Consolidated Balance Sheets because these commitments are not expected to have future value to us. On April 3, 2017, to lock in pricing on certain components, we committed to purchase $144 million of such components over a four year period, $36 million per year, from one of our existing suppliers. As of April 30, 2017, our remaining non-cancelable commitment under this agreement totaled $124.4 million.

For additional information regarding our commitments to third-party manufacturers and suppliers, see Note 12, Commitments and Contingencies, in the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K filed with the SEC for the fiscal year ended October 31, 2016 and Note 10, Commitments and Contingencies, in this Quarterly Report on Form 10-Q.
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

During the first quarter of 2016, we realigned our organizational structure and changed our reportable segments to be Verifone Systems and Verifone Services. As a result of this change, we have realigned our reporting units to be Verifone Systems, Taxi Solutions, and Verifone Payment Services. During the second quarter of 2017, we concluded that the carrying amount of the goodwill related to our Taxi Solutions reporting unit may not be recoverable. Based on a quantitative assessment, considering potential sales transactions, we concluded that the goodwill was impaired by $17.4 million. There were no indicators of impairment for our Verifone Systems and Verifone Payment Services reporting units during the six months ended April 30, 2017.

Our evaluation of potential impairment of goodwill is subjective, requires significant judgment and could be negatively affected by a variety of factors, including declines in our stock price, failure to meet our internal forecasts, and weakening of macroeconomic conditions or significant changes in management structure or business strategies. If we determine in the future that there is potential further impairment in any of our reporting units, we may be required to record additional charges to earnings, which could materially and adversely affect our financial results and could also materially and adversely affect our business. See Note 7, Goodwill and Purchased Intangible Assets, in the Notes to Condensed Consolidated Financial Statements and Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates -- Goodwill, of this Quarterly Report on Form 10-Q for additional information related to impairment of goodwill and intangible assets.

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

In July 2016, there was an attempted military coup in Turkey. In the aftermath of the coup, some of our partners and customers delayed shipments and orders, impacting our revenues. While the current government was able to stay in power, the country continues to experience political turmoil and the Turkish government is operating under a state of emergency. This evolving situation could further negatively impact our results and business opportunities in the country, including our ability to market certain solutions in the region. For example, the Turkish government has delayed implementation of a fiscalization mandate to January 2018. This may further impact or delay our business opportunities and revenue expectations in the country for the next fiscal year.

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

We are also subject to a number of pending tax assessment matters, particularly in Brazil where such assessments can be difficult to defend and result in substantial losses, and in Israel, where we are currently under audit by the Israel Tax Authority for fiscal years 2008 through 2013 and subject to a substantial potential tax liability and deficiency penalty assessment in the range of several hundred million dollars. While we continue to believe the Israel Tax Authority assessment is without merit and have appealed the assessment, we cannot be sure of the outcome and our ultimate aggregate exposure. See Note 4, Income Taxes and Note 10, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information related to tax assessment matters.

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

We have received, and have currently pending, third-party infringement claims and may receive additional notices of claims of infringement in the future. As we expand into other payment technologies and as competition in this area increases, it is possible that the rate at which third parties bring claims will increase. Infringement claims may cause us to incur significant costs in defending against those claims or to settle claims to avoid costly or protracted litigation even if we believe those claims are without merit. Claims may result in additional protracted and costly litigation. There can be no assurance that we will prevail in any such actions or that any license required under any such patent or other intellectual property would be made available on commercially acceptable terms, if at all. An unfavorable outcome in any such litigation could result in a significant judgment of damages against us, which could materially and adversely impact our operating results, financial condition and cash flows. See Note 10, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

In 2012, the SEC adopted rules pursuant to Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act requiring disclosure of the use of certain minerals that are mined from the Democratic Republic of Congo and adjoining countries. We filed our most recent report under the disclosure requirement in May 2017 for the 2016 calendar year. Because our supply chain is complex, in preparation of such report, we were dependent on the implementation of diligence procedures we put in place to determine the sources of conflict minerals that may be used or are necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply in response to the findings resulting from such verification activities, as well as information provided by many of our suppliers. To the extent the information we received from our suppliers is inaccurate or inadequate or our processes in obtaining such information do not satisfy the SEC's diligence requirements, we may be unable to sufficiently verify the origins of conflict minerals used in our products and could face reputational risks. In addition, we have incurred and expect to continue to incur costs associated with complying with these disclosure requirements, including for conducting diligence procedures. Moreover, these rules could adversely affect the sourcing, supply and pricing of materials used in our products, particularly if the number of suppliers offering minerals identified as “conflict minerals” that are sourced from locations other than the Democratic Republic of Congo and adjoining countries is limited. We may also suffer reputational harm if we determine that certain of our products contain minerals not determined to be conflict-free yet are unable to alter our products, processes or sources of supply to avoid such materials.

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

We have senior secured credit facilities pursuant to a credit agreement as described in Note 8, Debt, in the Notes to Condensed Consolidated Financial Statements to this Quarterly Report on Form 10-Q, with outstanding loan balances of $868.9 million as of April 30, 2017.

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

See Note 8, Debt, in the Notes to Condensed Consolidated Financial Statements to this Quarterly Report on Form 10-Q for additional information regarding the Credit Agreement.

Our indebtedness and debt service obligations under our Credit Agreement are substantial and may adversely affect our cash flow, cash position, and stock price.

Our outstanding indebtedness and debt service obligations are substantial. As of April 30, 2017, we had total indebtedness outstanding of $868.9 million related to the Credit Agreement, payable in quarterly installments through July 8, 2021. Outstanding amounts may be subject to mandatory prepayment with the proceeds of certain asset sales and debt issuances and, for certain of the loan balances, from a portion of annual excess cash flows (as determined in the Credit Agreement) depending on our total net leverage ratio. See Note 10, Debt, in the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended October 31, 2016 for a schedule of the principal payments due under our credit facilities.

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
None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.EXHIBITS
The following documents are filed as Exhibits to this report:

Exhibit Number	Description

10.1†(1)	VeriFone Systems, Inc. (Formerly, VeriFone Holdings, Inc.) Amended and Restated 2006 Equity Incentive Plan.
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.

**
XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1)	Filed as an appendix to the Registrant’s Definitive Proxy Statement for its 2017 Annual Meeting of Shareholders, filed February 9, 2017.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIFONE SYSTEMS, INC.

By:	/S/ PAUL S. GALANT
Paul S. Galant
Chief Executive Officer

By:	/S/ MARC E. ROTHMAN
Marc E. Rothman
Executive Vice President and Chief Financial Officer
Date: June 8, 2017

EXHIBIT INDEX

Exhibit Number	Description

10.1† (1)	VeriFone Systems, Inc. (Formerly, VeriFone Holdings, Inc.) Amended and Restated 2006 Equity Incentive Plan
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.

**
XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1)	Filed as an appendix to the Registrant's Definitive Proxy Statement for its 2017 Annual Meeting of Shareholders, filed February 9, 2017.