Form 10-Q
period 2017-07-31
VERIFONE SYSTEMS, INC.
filed 2017-09-08
CIK 1312073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on August 31, 2017

Class	Number of shares
Common Stock, $0.01 par value per share	112,201,333

VERIFONE SYSTEMS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (Unaudited)

VERIFONE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016
	(Unaudited, in thousands, except per share data)
Net revenues:
Systems	$265,951	$292,072	$817,027	$972,107
Services	200,915	196,060	577,395	555,842
Total net revenues	466,866	488,132	1,394,422	1,527,949
Cost of net revenues:
Systems	177,774	175,690	520,385	571,039
Services	114,642	121,295	355,395	340,099
Total cost of net revenues	292,416	296,985	875,780	911,138
Gross margin	174,450	191,147	518,642	616,811
Operating expenses:
Research and development	50,731	52,394	158,454	158,150
Sales and marketing	46,665	52,830	146,806	167,289
General and administrative	44,867	49,753	142,425	157,040
Restructuring and related charges	65,705	33,629	135,743	34,196
Litigation settlement and loss contingency expense	—	600	—	600
Amortization of purchased intangible assets	16,696	24,286	53,873	65,886
Goodwill impairment	—	—	17,384	—
Total operating expenses	224,664	213,492	654,685	583,161
Operating income (loss)	(50,214)	(22,345)	(136,043)	33,650
Interest expense, net	(8,380)	(9,023)	(24,712)	(25,870)
Other income (expense), net	(1,908)	156	4,666	(6,833)
Net income (loss) before income taxes	(60,502)	(31,212)	(156,089)	947
Income tax provision	10,286	286	22,088	5,372
Consolidated net loss	(70,788)	(31,498)	(178,177)	(4,425)
Net income (loss) attributable to noncontrolling interests	167	(360)	(1,332)	313
Net loss attributable to VeriFone Systems, Inc. stockholders	$(70,955)	$(31,138)	$(176,845)	$(4,738)
Net loss per share attributable to VeriFone Systems, Inc. stockholders:
Basic	$(0.63)	$(0.28)	$(1.58)	$(0.04)
Diluted	$(0.63)	$(0.28)	$(1.58)	$(0.04)
Weighted average number of shares used in computing net loss per share attributable to VeriFone Systems, Inc. stockholders:
Basic	111,951	110,689	111,669	110,763
Diluted	111,951	110,689	111,669	110,763
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016
	(Unaudited, in thousands)
Consolidated net loss	$(70,788)	$(31,498)	$(178,177)	$(4,425)

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	65,202	(46,460)	74,563	(24,410)
Unrealized gain (loss) on derivatives designated as cash flow hedges
Change in unrealized gain (loss) on derivatives designated as cash flow hedges	(369)	(301)	4,003	(3,540)
Amounts reclassified from Accumulated other comprehensive loss	129	890	1,217	3,004
Tax impact on unrealized gain (loss) on derivatives designated as cash flow hedges	91	—	(1,981)	—
Net change in unrealized gain (loss) on derivatives designated as cash flow hedges	(149)	589	3,239	(536)
Net change in other	136	27	190	78
Other comprehensive income (loss)	65,189	(45,844)	77,992	(24,868)
Total comprehensive loss	(5,599)	(77,342)	(100,185)	(29,293)
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	2,352	(360)	(8,341)	313
Comprehensive loss attributable to VeriFone Systems, Inc. stockholders	$(7,951)	$(76,982)	$(91,844)	$(29,606)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2017	October 31, 2016
	(Unaudited, in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$158,826	$148,352
Accounts receivable, net of allowances of $14,291 and $14,063, respectively	326,327	323,447
Inventories	127,496	175,231
Prepaid expenses and other current assets	165,856	110,397
Total current assets	778,505	757,427
Property and equipment, net	130,454	202,277
Purchased intangible assets, net	257,532	306,298
Goodwill	1,116,752	1,110,493
Deferred tax assets, net	36,144	36,989
Other long-term assets	99,786	81,323
Total assets	$2,419,173	$2,494,807
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$157,118	$154,574
Accruals and other current liabilities	253,239	213,411
Deferred revenue, net	110,639	104,797
Short-term debt	68,216	66,017
Total current liabilities	589,212	538,799
Long-term deferred revenue, net	66,806	66,516
Deferred tax liabilities, net	102,401	99,371
Long-term debt	809,885	859,896
Other long-term liabilities	69,982	76,840
Total liabilities	1,638,286	1,641,422
Commitments and contingencies
Redeemable noncontrolling interest in subsidiary	1,084	4,980
Stockholders’ equity:
Preferred stock: $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 112,188 and 111,261 shares issued and outstanding as of July 31, 2017 and October 31, 2016, respectively	1,122	1,113
Additional paid-in capital	1,802,204	1,771,951
Accumulated deficit	(795,185)	(618,339)
Accumulated other comprehensive loss	(255,993)	(340,994)
Total VeriFone Systems, Inc. stockholders’ equity	752,148	813,731
Noncontrolling interests in subsidiaries	27,655	34,674
Total equity	779,803	848,405
Total liabilities, redeemable noncontrolling interest in subsidiary and equity	$2,419,173	$2,494,807
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended July 31,
	2017	2016
	(Unaudited, in thousands)
Cash flows from operating activities
Consolidated net loss	$(178,177)	$(4,425)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation and amortization	116,845	133,795
Stock-based compensation expense	30,050	32,889
Deferred income taxes, net	(1,164)	(7,226)
Non-cash restructuring and related charges	107,535	29,100
Goodwill impairment	17,384	—
Other	11,471	5,044
Net cash provided by operating activities before changes in operating assets and liabilities	103,944	189,177
Changes in operating assets and liabilities:
Accounts receivable, net	(15,014)	13,501
Inventories	30,908	(53,300)
Prepaid expenses and other assets	(11,747)	(23,209)
Accounts payable	3,043	(2,294)
Deferred revenue, net	5,837	28,398
Other current and long-term liabilities	23,132	(21,764)
Net change in operating assets and liabilities	36,159	(58,668)
Net cash provided by operating activities	140,103	130,509
Cash flows from investing activities
Capital expenditures	(52,802)	(82,271)
Acquisition of businesses, net of cash and cash equivalents acquired	(4,973)	(172,219)
Divestiture of businesses	1,469	—
Other investing activities, net	321	1,938
Net cash used in investing activities	(55,985)	(252,552)
Cash flows from financing activities
Proceeds from debt, net of issuance costs	215,384	490,378
Repayments of debt	(277,700)	(333,930)
Proceeds from issuance of common stock through employee equity incentive plans	849	3,329
Stock repurchases	—	(79,866)
Other financing activities, net	(3,777)	(4,078)
Net cash provided by (used in) financing activities	(65,244)	75,833
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	6,330	(2,119)
Net increase (decrease) in cash, cash equivalents and restricted cash	25,204	(48,329)
Cash, cash equivalents and restricted cash, beginning of period	159,181	215,869
Cash, cash equivalents and restricted cash, end of period	$184,385	$167,540
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

Note 1. Principles of Consolidation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of VeriFone Systems, Inc. and our wholly-owned and majority-owned subsidiaries, including a variable interest entity where we are deemed to be the primary beneficiary, and have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions on Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The Condensed Consolidated Balance Sheet at October 31, 2016 has been derived from the audited Consolidated Balance Sheet at that date. All significant inter-company accounts and transactions have been eliminated. In accordance with these rules and regulations, we have omitted certain information and notes normally provided in our annual consolidated financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring items, necessary for the fair presentation of our financial position and results of operations for the interim periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016. The results of operations for the three and nine months ended July 31, 2017 are not necessarily indicative of the results expected for the entire fiscal year.

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

Significant Accounting Policies

During the three and nine months ended July 31, 2017, there have been no changes in our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016, except as follows:

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

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrations of Credit Risk

For the three and nine months ended July 31, 2017 and 2016, no single customer accounted for more than 10% of our total Net revenues. As of July 31, 2017 and October 31, 2016, no single customer accounted for more than 10% of our total Accounts receivable, net.

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

Recent Accounting Pronouncements Not Yet Adopted

During May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as amended by ASU 2015-14, 2016-08, 2016-10, and 2016-12, which provides new guidance on the recognition of revenue and states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of reporting periods beginning after December 15, 2016. We expect to adopt ASU 2014-09 effective in the first interim period of our fiscal year ending October 31, 2019 and are currently evaluating the transition method we will use. We expect that this standard may impact, in some cases, the timing and amount of revenue recognized, as well as our revenue disclosures. Additionally, the direct costs to obtain and fulfill customer contracts, in some cases, may be deferred and amortized under the new standard. We are in the process of assessing the specific revenue streams impacted and quantifying the materiality of these impacts.

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

During August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities, which expands and refines hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. We are currently in the process of evaluating our adoption timing and the impact of this new pronouncement on our consolidated financial position and results of operations.

Note 2. Business Combinations

Fiscal year 2017 Divestiture

On June 30, 2017, we divested our controlling interest in Verifone Systems (China), Inc., the entity which operated our China business, to the former general manager of this business. In connection with this divestiture, we retained a 30% equity interest in Verifone Systems (China), Inc., in the form of non-voting preferred equity that has a $29 million liquidation preference and is non-convertible for an initial two year period. Our 30% equity interest is accounted for as a cost method investment, and its fair value, determined using the income approach, was deemed nominal. The income approach, which we believe most appropriately measures the fair value of this income producing asset, calculates fair value by discounting estimated after-tax cash flows to a present value, using a risk-adjusted discount rate. Our investment is classified as Level 3 because we use significant unobservable inputs to determine the expected cash flows and an appropriate discount rate to calculate the fair value. The significant unobservable inputs we use to value this investment include our estimate of the future expected revenues, margins and other cash outlays, as well as expected terminal value growth rates of the China business. See Note 9, Restructuring and Related Charges, for additional information.
We have determined that the divested Verifone Systems (China), Inc. entity is a variable interest entity and that we are not the primary beneficiary. Our determination is primarily based upon our conclusions that the divested entity's equity investment at risk is not sufficient to finance its activities without additional financial support, and we do not have the power to direct the activities that most significantly impact the entity's economic performance.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal year 2017 Exchange Transaction

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

Our investment in Gas Media is accounted for as an equity method investment and was initially valued at $19.2 million. The debt guarantee was deemed to have a nominal value. We have used the income approach to determine the fair value of our investment in Gas Media. The income approach, which we believe most appropriately measures the fair value of this income producing asset, calculates fair value by discounting estimated after-tax cash flows to a present value, using a risk-adjusted discount rate. Our investment is classified as Level 3 because we use significant unobservable inputs to determine the expected cash flows and an appropriate discount rate to calculate the fair value. The significant unobservable inputs we use to value the Gas Media investment include our estimate of the future expected revenues, margins and other cash outlays, as well as the terminal value growth rates of the Gas Media business. The discount rate used to determine the fair value of this investment is 18.7%.

As a result of this exchange transaction, we recorded a $10.1 million gain that is included in Other income (expense), net in the Condensed Consolidated Statements of Operations. The gain was determined as the excess of the fair value of Verifone’s 50% equity interest in Gas Media over the carrying value of the contributed assets, including allocated goodwill.

We have made the election to use a one-month lag to record our share of Gas Media results. For the three and nine month periods ended July 31, 2017, we recorded a $1.2 million loss, which represents our portion of Gas Media earnings, and is included in Other income (expense), net in the Condensed Consolidated Statements of Operations.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the computation of net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016
Basic and diluted net loss per share attributable to VeriFone Systems, Inc. stockholders:
Numerator:
Net loss attributable to VeriFone Systems, Inc. stockholders	$(70,955)	$(31,138)	$(176,845)	(4,738)
Denominator:
Weighted average shares attributable to VeriFone Systems, Inc. stockholders - basic	111,951	110,689	111,669	110,763
Weighted average effect of dilutive stock options, RSUs and RSAs	—	—	—	—
Weighted average shares attributable to VeriFone Systems, Inc. stockholders - diluted	111,951	110,689	111,669	110,763
Net loss per share attributable to VeriFone Systems, Inc. stockholders:
Basic	$(0.63)	$(0.28)	$(1.58)	$(0.04)
Diluted	$(0.63)	$(0.28)	$(1.58)	$(0.04)

For both the three and nine months ended July 31, 2017, equity incentive awards representing 6.8 million shares of common stock, respectively, were excluded from the calculation of weighted average shares for diluted net loss per share as they were anti-dilutive because we incurred net losses for those periods. For both the three and nine months ended July 31, 2016, equity incentive awards representing 7.1 million shares of common stock were anti-dilutive because we incurred net losses for those periods. Anti-dilutive awards, which include stock options, RSUs and RSAs, could impact future calculations of diluted net income per share if the fair market value of our common stock increases.
For the nine months ended July 31, 2016, we repurchased approximately 2.6 million shares of our common stock on the open market at an average repurchase price of $28.02 per share pursuant to a stock repurchase program authorized by our Board of Directors in September 2015. No shares were repurchased during the nine months ended July 31, 2017.

Note 4. Income Taxes

We recorded tax provisions totaling $10.3 million and $0.3 million for the three months ended July 31, 2017 and 2016, respectively. The income tax provision for the three months ended July 31, 2017 was primarily attributable to foreign taxes and discrete items related to restructuring charges. The income tax provision for the three months ended July 31, 2016 was primarily related to foreign taxes, which were partially offset by the reversal of unrecognized tax benefits where statute of limitations expired or audits have been settled. We recorded tax provisions totaling $22.1 million and $5.4 million for the nine months ended July 31, 2017 and 2016, respectively. The income tax provision for the nine months ended July 31, 2017 was primarily attributable to foreign taxes and discrete items related to restructuring charges. The income tax provision for the nine months ended July 31, 2016 was primarily related to foreign taxes partially offset by the reversal of unrecognized tax benefits where statute of limitations expired or audits have been settled.

Our total unrecognized tax benefits were approximately $109.2 million as of July 31, 2017. The amount of unrecognized tax benefits could be reduced upon closure of tax examinations or if the statute of limitations on certain tax filings expires without assessment from the relevant tax authorities. We believe that it is reasonably possible that there could be an immaterial reduction in unrecognized tax benefits due to statute of limitation expirations in multiple tax jurisdictions during the next 12 months. Interest and penalties accrued on these uncertain tax positions will also be released upon the expiration of the applicable statute of limitations.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Israel Tax Audit Assessment

We are currently under audit by the Israeli Tax Authorities for fiscal years 2011 through 2015. The Israeli Tax Authorities issued a tax assessment in October 2014 for fiscal year 2009 or alternatively for fiscal year 2008 claiming there was a business restructuring that resulted in a transfer of some functions, assets and risks from VeriFone Israel Ltd. to the U.S. parent company that the Israeli Tax Authorities claim was a sale valued at 1.36 billion New Israeli Shekels (approximately $383.8 million at the foreign exchange rate as of July 31, 2017). We filed our objection to the tax assessment in January 2015 and received the Israeli Tax Authorities decision through an Order (a second stage assessment) in January 2016. The Order increased the value of the sale to 2.20 billion New Israeli Shekels in fiscal year 2009 (approximately $620.4 million at the foreign exchange rate as of July 31, 2017) or alternatively 2.23 billion New Israeli Shekels in fiscal year 2008 (approximately $627.6 million at the foreign exchange rate as of July 31, 2017) and contended secondary adjustments relating to a deemed dividend and/or interest.

Based on the Order, these and other claims result in a tax liability and deficiency penalty assessment in the amount of 1.32 billion New Israeli Shekels (approximately $371.3 million at the foreign exchange rate as of July 31, 2017), if the claim was assessed for fiscal year 2009, to 1.56 billion New Israeli Shekels (approximately $438.2 million at the foreign exchange rate as of July 31, 2017) if the claim was assessed for fiscal year 2008, including interest, the required Israeli price index adjustments (referred to as the linkage differentials) and deficiency fines (as applicable) through July 31, 2017. The Israeli Tax Authorities' contention regarding secondary adjustments relating to deemed dividend was not quantified by them.

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

Other Audits

We have certain other foreign subsidiaries under audit by foreign tax authorities, including Brazil for 2002, Germany for 2013 to 2015, India for fiscal years 2008 to 2015 and New Zealand for fiscal years 2014 and 2015. Although we believe we have appropriately provided for income taxes for the years subject to audit, the Brazil, Germany, India, Israel and New Zealand taxing authorities may adopt different interpretations. We have not yet received any final determinations with respect to these audits. We have accrued tax liabilities associated with these audits. With few exceptions, we are no longer subject to tax examination for periods prior to 2008.

Note 5. Balance Sheet and Statement of Operations Components

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	July 31, 2017	October 31, 2016
Cash and cash equivalents	$158,826	$148,352
Restricted cash included in Prepaid expenses and other current assets	24,114	9,008
Restricted cash included in Other long-term assets	1,445	1,821
Cash, cash equivalents and restricted cash	$184,385	$159,181

Restricted cash as of July 31, 2017 and October 31, 2016 was mainly comprised of pledged deposits.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories consisted of the following (in thousands):

	July 31, 2017	October 31, 2016
Raw materials	$31,568	$35,453
Work-in-process	551	3,884
Finished goods	95,377	135,894
Total inventories	$127,496	$175,231

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	July 31, 2017	October 31, 2016
Assets held for sale	$50,731	$5,131
Prepaid expenses	53,234	46,240
Other current assets	61,891	59,026
Total prepaid expenses and other current assets	$165,856	$110,397

Assets held for sale relate to our Taxi Solutions and petroleum media businesses. See Note 9, Restructurings and Related Charges, for additional information. Other current assets were comprised primarily of prepaid taxes and restricted cash.

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	Estimated Useful Life (Years)	July 31, 2017	October 31, 2016
Revenue generating assets	5	$141,009	$209,725
Computer hardware and software	3-5	106,830	112,984
Machinery and equipment	3-10	49,254	57,020
Leasehold improvements	Lesser of the term of the lease or the estimated useful life	30,881	31,328
Office equipment, furniture, and fixtures	3-5	20,341	18,573
Buildings	40-50	6,026	6,011
Total depreciable property and equipment, at cost		354,341	435,641
Accumulated depreciation		(232,142)	(243,127)
Depreciable property and equipment, net		122,199	192,514
Construction in progress		7,081	8,600
Land		1,174	1,163
Total property and equipment, net		$130,454	$202,277

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accruals and Other Current Liabilities

Accruals and other current liabilities consisted of the following (in thousands):

	July 31, 2017	October 31, 2016
Accrued expenses	$55,166	$76,187
Accrued compensation	59,503	52,555
Other current liabilities	138,570	84,669
Total accruals and other current liabilities	$253,239	$213,411

Other current liabilities were comprised primarily of liabilities held for sale, accrued restructuring and related accruals, sales and value-added taxes payable, income taxes payable, and accrued warranty.

Accrued Warranty

Activity related to accrued warranty consisted of the following (in thousands):

	Nine Months Ended July 31,
	2017	2016
Balance at beginning of period	$16,656	$16,320
Warranty charged to Cost of net revenues	8,546	7,156
Utilization of warranty accrual	(10,005)	(7,348)
Other	385	124
Balance at end of period	15,582	16,252
Less: current portion	(13,667)	(12,918)
Long-term portion	$1,915	$3,334

Deferred Revenue, Net

Deferred revenue, net of related costs consisted of the following (in thousands):

	July 31, 2017	October 31, 2016
Deferred revenue	$199,050	$185,788
Deferred cost of revenue	(21,605)	(14,475)
Deferred revenue, net	177,445	171,313
Less: current portion	(110,639)	(104,797)
Long-term portion	$66,806	$66,516

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation Expense

The following table presents the stock-based compensation expense recognized in our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016
Cost of net revenues	$1,172	$871	$3,227	2,563
Research and development	1,776	1,850	5,175	5,644
Sales and marketing	2,929	3,204	8,760	10,303
General and administrative	3,442	4,925	12,888	14,379
Total stock-based compensation expense	$9,319	$10,850	$30,050	$32,889

Accumulated Other Comprehensive Loss

Activity related to Accumulated other comprehensive loss consisted of the following (in thousands):

	Foreign currency translation adjustments (1)	Unrealized gain (loss) on derivatives designated as cash flow hedges (2)	Other (3)	Total
Balance at October 31, 2016	$(333,280)	$(2,419)	$(5,295)	$(340,994)
Gains before reclassifications	74,952	4,003	—	78,955
Amounts reclassified from Accumulated other comprehensive loss	7,011	1,217	190	8,418
Tax effect	(391)	(1,981)	—	(2,372)
Other comprehensive income	81,572	3,239	190	85,001
Balance at July 31, 2017	$(251,708)	$820	$(5,105)	$(255,993)

(1) Amounts reclassified from Accumulated other comprehensive loss were recorded in Redeemable noncontrolling interest in subsidiary and Noncontrolling interests in subsidiaries in the Condensed Consolidated Balance Sheets.
(2) Amounts reclassified from Accumulated other comprehensive loss were recorded in Interest expense, net in the Condensed Consolidated Statements of Operations.
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

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the nine months ended July 31, 2017, there was no material change in the items we measure and record at fair value on a recurring basis. Additionally, there were no transfers between levels of the fair value hierarchy in the nine months ended July 31, 2017.

Fair Value of Contingent Consideration Payable

The fair value of contingent consideration payable totaled zero at July 31, 2017 and $6.0 million at October 31, 2016, and is comprised of amounts payable related to acquisitions. We evaluate changes in the assumptions used to calculate the fair value of contingent consideration payable at the end of each period. The maximum liability on contingent consideration payable is indeterminate because it is based on contributions from the acquired businesses.

See Note 9, Restructurings and Related Charges, for information regarding assets measured and recorded at fair value on a non-recurring basis.

Derivative Financial Instruments

Interest Rate Swap Agreements Designated as Cash Flow Hedges

We use interest rate swap agreements to hedge the variability in cash flows related to interest payments. As of July 31, 2017, we have outstanding interest rate swap agreements to effectively convert $450.0 million of the term A loan from a floating rate plus applicable margin to a fixed rate of 1.20% plus applicable margin through March 30, 2018. The principal amount under the term A loan covered by the interest rate swap agreements will decrease to $400.0 million from October 1, 2017 through March 30, 2018. In addition, we have an outstanding interest rate swap agreement to effectively convert $350.0 million of the term A loan to a fixed rate of 0.975% plus applicable margin from March 30, 2018 through June 30, 2019.

The interest rate swaps qualify for hedge accounting treatment as cash flow hedges. The notional amounts of interest rate swap agreements outstanding as of July 31, 2017 and October 31, 2016 were $450.0 million and $500.0 million, respectively.

Foreign Exchange Forward Contracts Not Designated as Hedging Instruments

We arrange and maintain foreign currency exchange forward contracts so as to yield gains or losses to offset changes in foreign currency denominated assets or liabilities due to changes in foreign exchange rates, with the objective to mitigate the volatility associated with foreign currency transaction gains or losses. Our foreign currency exposures are predominantly inter-company receivables and payables arising from product sales and loans from one of our entities to another. Our foreign exchange forward contracts generally mature within 90 days. The notional amounts of such contracts outstanding as of July 31, 2017 and October 31, 2016 were $249.0 million and $175.0 million, respectively. Gains and losses on foreign exchange forward contracts not designated as hedging instruments for the three and nine months ended July 31, 2017 were not material.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7. Goodwill and Purchased Intangible Assets

Goodwill

Activity related to goodwill by reportable segment consisted of the following (in thousands):

	Verifone Systems	Verifone Services	Total
Balance at October 31, 2016	$497,126	$613,367	$1,110,493
Additions	—	5,647	5,647
Goodwill impairment	—	(17,384)	(17,384)
Reclassification to assets held for sale	—	(28,327)	(28,327)
Disposals	—	(10,096)	(10,096)
Currency translation adjustments	22,173	34,246	56,419
Balance at July 31, 2017	$519,299	$597,453	$1,116,752

We review goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying amount may not be recoverable. During the second quarter of fiscal year 2017, management concluded that the carrying amount of the goodwill related to our Taxi Solutions reporting unit may not be recoverable, and based on a quantitative assessment, considering potential sales transactions, management determined the fair value of the reporting unit and concluded that the goodwill was impaired by $17.4 million. Also, during the second quarter of fiscal year 2017, our management committed to a plan to sell our Taxi Solutions reporting unit, and the remaining $28.3 million of goodwill was reclassified to assets held for sale. See Note 9, Restructuring and Related Charges, for additional information.

Goodwill disposals relate to the exit from our petroleum media business during March 2017. See Note 9, Restructuring and Related Charges, for additional information.

There were no indicators of impairment for our Verifone Systems and Verifone Payment Services reporting units during the nine months ended July 31, 2017.

Purchased Intangible Assets, Net

Purchased Intangible assets, net consisted of the following (in thousands):

	July 31, 2017			October 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$512,812	$(279,020)	$233,792	$521,964	$(249,513)	$272,451
Other	46,179	(22,439)	23,740	73,175	(39,328)	33,847
Total	$558,991	$(301,459)	$257,532	$595,139	$(288,841)	$306,298

Other intangible assets, net, were comprised primarily of developed and core technology.

When purchased intangible assets reach the end of their useful lives, gross carrying amount and accumulated amortization are offset. During the nine months ended July 31, 2017, we offset $40.9 million of Gross carrying amount and Accumulated amortization of intangible assets related to customer relationships and $27.1 million related to other intangible assets, because they reached the end of their useful lives.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization of purchased intangible assets was allocated as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016
Included in Cost of net revenues	$1,428	$3,952	$5,502	$11,761
Included in Operating expenses	16,696	24,286	53,873	65,886
Total amortization of purchased intangible assets	$18,124	$28,238	$59,375	$77,647

Total future amortization expense for purchased intangible assets that have finite lives, based on our existing intangible assets and their current estimated useful lives as of July 31, 2017, is estimated as follows (in thousands):

	Cost of Net Revenues	Operating Expenses	Total
Fiscal Years Ending October 31:
Remaining of fiscal year 2017	$1,504	$15,388	$16,892
2018	5,564	58,256	63,820
2019	5,441	52,494	57,935
2020	3,730	44,386	48,116
2021	2,552	32,258	34,810
Thereafter	1,101	34,858	35,959
Total future amortization expense	$19,892	$237,640	$257,532

Note 8. Debt

Amounts outstanding under our financing arrangements consisted of the following (in thousands):

	July 31, 2017	October 31, 2016
Credit Agreement
Term A loan	$480,000	$525,000
Term B loan	194,000	195,500
Revolving loan	201,153	204,684
Capital leases and other debt	10,793	11,573
Total principal payments due	885,946	936,757
Less: original issue discount and debt issuance costs	(7,845)	(10,844)
Total amounts outstanding	878,101	925,913
Less: current portion	(68,216)	(66,017)
Long-term portion	$809,885	$859,896

Credit Agreement

Key terms of our credit agreement include financial maintenance covenants and certain representations, warranties, covenants and conditions that are customarily required for similar financings. We complied with all financial covenants under our credit agreement as of July 31, 2017.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Borrowings under the credit agreement may be “Base Rate Borrowings” or “Eurodollar Borrowings” at our option. As of July 31, 2017, we have elected the Eurodollar option for all of our borrowings. Eurodollar loans bear interest at a monthly market interest rate plus a margin according to the credit agreement. As of July 31, 2017, the monthly market interest rate was 1.24% for our term A and revolver loans, and 1.24% for our term B loan, and the margins were 2.00% for our term A and revolver loans and 2.75% for our term B loan. Accordingly, as of July 31, 2017, the interest rate was 3.24% for the term A and revolving loans and 3.99% for the term B loan.

We have a number of interest rate swap agreements under which we currently pay banks a fixed rate of 1.20% and receive a monthly floating rate, which effectively converts $450.0 million of the term A loan from a floating interest rate to a fixed interest rate as of July 31, 2017. See Note 6, Financial Instruments, for additional information.

As of July 31, 2017, the commitment fee for the unused portion of the revolving loan was 0.25% per annum, payable quarterly in arrears, and the amount available to draw under the revolving loan was $298.7 million.

Note 9. Restructuring and Related Charges

As part of cost optimization and corporate transformation initiatives, our management has approved, committed to and initiated various restructuring plans to reduce headcount, exit under-performing businesses, and consolidate facilities and data centers.

Activity related to our restructuring and related accruals for the nine months ended July 31, 2017 consisted of the following (in thousands):

	Restructuring Plans
	Prior year Plans	June 2016 Plan		June 2017 Plan
	Employee Involuntary Termination Benefits	Employee Involuntary Termination Benefits	Facilities Related Costs	Employee Involuntary Termination Benefits	Other Business Exit Costs	Total
Balance at October 31, 2016	$1,700	$5,225	$2,807	$—	$—	$9,732
Charges, net of adjustments	(736)	7,283	(750)	9,783	28,063	43,643
Cash payments	(822)	(7,793)	(857)	(3,765)	(5,809)	(19,046)
Balance at July 31, 2017	$142	$4,715	$1,200	$6,018	$22,254	$34,329
Cumulative costs to date	$18,596	$19,190	$2,679	$9,783	$28,063

Activities under these Restructuring Plans are expected to be substantially complete by the end of fiscal year 2017.

Restructuring and related charges were allocated as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016
Included in Cost of net revenues	$12,893	$2,301	$25,250	$2,212
Included in Operating expenses	65,705	33,629	135,743	34,196
Total restructuring and related charges	$78,598	$35,930	$160,993	$36,408

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the second quarter of fiscal year 2017, our management committed to a plan to exit our petroleum media business, which was part of our Verifone Services segment. In connection with this decision, we contributed certain assets to Gas Media, terminated certain customer agreements and classified the remaining assets of this business as held for sale, resulting in a $49.1 million write-down to reflect the assets held for sale at fair value, of which $10.6 million is included in Cost of net revenues and $38.5 million is included in Restructuring and related charges in the Condensed Consolidated Statements of Operations. The fair value of these assets held for sale was determined based upon the value at which the assets are being offered to customers in connection with the termination of the associated customer agreements. Additionally, during the second quarter of fiscal year 2017, we recorded a $28.1 million accrual for future obligations associated with the terminated customer agreements.

During the second quarter of fiscal year 2017, our management committed to a plan to sell our Taxi Solutions reporting unit and we classified the net assets and liabilities of this business, including Accounts receivable, Prepaid expenses and other current assets, Fixed Assets, Goodwill and Accruals and other current liabilities, as held for sale. These assets held for sale were stated at fair value in connection with the quantitative assessment of goodwill impairment discussed in Note 7, Goodwill and Purchased Intangible Assets. Additionally, during July 2017, based upon continued negotiations of potential sales transactions, management updated the fair value of the assets held for sale, resulting in a $43.2 million fair value adjustment, which is included in Restructuring and related charges in the Condensed Consolidated Statements of Operations. As of July 31, 2017, the gross assets held for sale are presented in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet and the gross liabilities held for sale are presented in Accruals and other current liabilities in the Condensed Consolidated Balance Sheet.

During June 2017, we divested our controlling interest in the entity that operated our China business, including primarily Accounts receivable, Inventories, Prepaid expenses and other current assets, as well as Accounts payable, and Accruals and other current liabilities, resulting in a $24.4 million charge, of which $11.1 million is included in Cost of net revenues and $13.3 million is included in Restructuring and related charges in the Condensed Consolidated Statements of Operations. The fair value of these net assets and liabilities was determined based upon the consideration received in the divestiture transaction. See Note 2, Business Combinations, for additional information.

Businesses that we have disposed or are committed to sell incurred losses totaling $70.3 million and $176.4 million for the three and nine months ended July 31, 2017, respectively, and $40.6 million and $68.7 million for the three and nine months ended July 31, 2016, respectively. The losses in the three and nine months ended July 31, 2017 include the restructuring and related charges discussed above.

Note 10. Commitments and Contingencies

Commitments

On April 3, 2017, to lock in pricing on certain components, we committed to purchase $144 million of such components over a four year period, $36 million per year, from one of our existing suppliers. As of July 31, 2017 our remaining non-cancelable commitment under this agreement totaled $112.1 million. Other than this arrangement, there have been no material changes to our non-cancelable operating lease commitments and manufacturing agreements since October 31, 2016.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Bank Guarantees

We have arranged bank guarantees with maturities ranging from two months to eight years to certain of our customers and vendors as required in some countries to support certain performance obligations under our service or other agreements with those parties. As of July 31, 2017, the maximum amount that may become payable under these guarantees was $17.8 million, of which $2.3 million was collateralized by restricted cash deposits.

In addition, in connection with our investment in Gas Station TV we have agreed to guarantee, in certain circumstances, up to $12.5 million of debt issued to Gas Media. As of July 31, 2017, we have not made any payments and no amounts are accrued related to this guarantee.

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

Brazilian Tax Assessments

State Value-Added Tax

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the São Paulo State Revenue Department for collection of state sales taxes related to purported sales of software for the 1998 and 1999 tax years. In 2004, an appeal against this unfavorable administrative decision was filed in a judicial proceeding. The first level decision in the judicial proceeding was issued in our favor. The São Paulo State Revenue Department filed an appeal of this decision. The second level administrative decision ordered that the case be returned to the lower court in order to allow the production of further evidence. Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible that we may receive an unfavorable decision in this proceeding. The tax assessment including estimated interest through July 31, 2017 for this matter totals approximately 9.3 million Brazilian reais (approximately $3.0 million at the foreign exchange rate as of July 31, 2017). As of July 31, 2017, we have not accrued for this matter, but we have posted a bank bond as a guaranty.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Municipality Services Tax Assessments

In December 2009, one of the Brazilian subsidiaries that was acquired as part of the Lipman acquisition was notified of a tax assessment regarding alleged nonpayment of tax on services rendered for the period from September 2004 to December 2004. This assessment was issued by the municipality of São Paulo (the "municipality") and asserts a services tax deficiency and related penalties totaling 875,000 Brazilian reais (approximately $280,000 at the foreign exchange rate as of July 31, 2017), excluding interest. The municipality claims that the Brazilian subsidiary rendered certain services within the municipality of São Paulo but simulated that those services were rendered in another city. At the end of December 2010 the municipality issued further tax assessments alleging the same claims for 2005 through June 2007. These additional subsequent claims assert services tax deficiencies and related penalties totaling 5.8 million Brazilian reais (approximately $1.8 million at the foreign exchange rate as of July 31, 2017), excluding interest. We received unfavorable decisions from the administrative courts, which ruled to maintain the tax assessments for each of these matters. No further grounds of appeal are available to us for these assessments within the administrative courts. In October 2012, as a result of the decision at the administrative level, the tax authorities filed an enforcement action in the civil courts to collect on the services tax assessments amounts awarded by the administrative court and seeking other related costs and fees. On March 6, 2013, we filed our defensive claims in the civil courts in response to the tax authorities' enforcement action. In February 2013 the tax authorities filed an additional enforcement action in the civil courts to collect on the penalties related to the services tax assessments amounts awarded by the administrative courts. Based on our understanding of the underlying facts of this matter and our evaluation of the potential outcome at the judicial level, we believe it is reasonably possible that our Brazilian subsidiary will be required to pay some amount of the alleged tax assessments and penalties related to these matters, as well as amounts of interest and certain costs and fees imposed by the court related thereto. As of July 31, 2017, the amount of the alleged tax assessments and penalties related to these matters was approximately 26.4 million Brazilian reais (approximately $8.4 million at the foreign exchange rate as of July 31, 2017), including interest, costs and fees related thereto.

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the municipality of Curitiba for collection of alleged services tax deficiency. An appeal against this unfavorable administrative decision was filed in a judicial proceeding and currently the case is pending the municipality of Curitiba's compliance with the writ of summons. As of July 31, 2017, the underlying assessment, including estimated interest, was approximately 5.9 million Brazilian reais (approximately $1.9 million at the foreign exchange rate as of July 31, 2017). Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible that we may receive an unfavorable decision in this proceeding.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dolled v. Bergeron et al.

On April 19, 2013, a derivative action, Dolled v. Bergeron et al., Case No. 113-CV-245056, was filed in the Superior Court of California, County of Santa Clara in connection with our February 20, 2013 announcement of preliminary financial results for the fiscal quarter ended January 31, 2013. The action, brought derivatively on behalf of Verifone, names Verifone as a nominal defendant and brings claims for insider selling, breach of fiduciary duty and unjust enrichment variously against certain of our current and former officers and directors. The complaint seeks unspecified monetary damages, restitution and disgorgement of profits and compensation paid to defendants, injunctive relief directing us to reform its corporate governance, and payment of the plaintiff's costs and attorneys' fees. On May 30, 2013, the court entered the parties' stipulation and proposed order, which appointed plaintiff and plaintiff's counsel as lead plaintiff and lead counsel, respectively, in the consolidated action, captioned In re VeriFone Systems, Inc. Derivative Litigation. The next case management conference is scheduled for October 27, 2017.

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

On June 15, 2015, we filed appeals and interim applications with the Competition Appellate Tribunal ("COMPAT") to stay the CCI orders. The appellate court granted our interim applications to stay all proceedings at least until the final appellate hearing. That appellate hearing commenced on January 19, 2016, and was next scheduled to continue on May 31, 2017, but was taken off that tribunal's calendar due to the May 26, 2017 merger of the COMPAT with the National Company Law Appellate Tribunal ("NCLAT"). These appeals will now be reheard before the NCLAT Bench starting on September 18, 2017.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Income Tax Uncertainties

As of July 31, 2017, the amount payable for unrecognized tax benefits was $36.4 million, including accrued interest and penalties, none of which is expected to be paid within one year. This amount is included in Other long-term liabilities in our Condensed Consolidated Balance Sheet as of July 31, 2017. We are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur.

Note 11. Segment and Geographic Information

Net revenues and operating income (loss) of each segment reflect net revenues and expenses that are directly attributable to that segment. Net revenues and expenses not allocated to segment net revenues and segment operating income include amortization of purchased intangible assets, amortization of step-down in deferred services net revenues and associated costs of net revenues at acquisition, restructuring and related charges, goodwill impairment, stock-based compensation, as well as general and administrative and corporate research and development expense. We do not separately evaluate assets by segment and therefore assets by segment are not presented below.

The following table sets forth net revenues for our reportable segments and reconciles segment net revenues to total net revenues (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016
Segment net revenues:
Verifone Systems	$265,951	$292,072	$817,027	$972,107
Verifone Services	200,915	200,513	580,388	566,390
Total segment net revenues	466,866	492,585	1,397,415	1,538,497
Amortization of step down in deferred services net revenues at acquisition	—	(4,453)	(2,993)	(10,548)
Total net revenues	$466,866	$488,132	$1,394,422	$1,527,949

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth operating income for our reportable segments and reconciles segment operating income to consolidated operating income (loss) (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016
Operating income by segment:
Verifone Systems	$43,627	$63,564	$131,368	$222,434
Verifone Services	56,017	50,400	144,576	138,975
Total segment operating income	99,644	113,964	275,944	361,409
Items not attributable to segment operating income:
Amortization of step down in deferred services gross margin at acquisition	—	(3,057)	(2,385)	(7,482)
Restructuring and related charges	(78,598)	(38,851)	(160,993)	(39,329)
Amortization of purchase intangible assets	(18,124)	(28,238)	(59,375)	(77,647)
Stock-based compensation expense	(9,319)	(10,850)	(30,050)	(32,889)
Litigation settlement and loss contingency expense	—	(600)	—	(600)
Goodwill impairment	—	—	(17,384)	—
Unallocated general and administrative expenses	(41,425)	(44,828)	(129,539)	(142,663)
Unallocated research and development expenses	1,470	(5,652)	(6,456)	(15,245)
Other unallocated costs	(3,862)	(4,233)	(5,805)	(11,904)
Total operating income (loss)	$(50,214)	$(22,345)	$(136,043)	$33,650

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview: A discussion of our business.
Results of Operations:
Consolidated Results of Operations: An analysis and discussion of our financial results comparing our consolidated results of operations for the three and nine months ended July 31, 2017 to the three and nine months ended July 31, 2016.
Segment Results of Operations: An analysis and discussion of our financial results comparing the results of operations for each of our two reportable segments, Verifone Systems and Verifone Services, for the three and nine months ended July 31, 2017 to the three and nine months ended July 31, 2016.
Financial Outlook: A discussion of our expectations regarding certain trends that may affect our financial condition and results of operations.
Liquidity and Capital Resources: An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.
Contractual Obligations and Off-Balance Sheet Arrangements: Disclosures related to our contractual obligations, contingent liabilities, commitments and off-balance-sheet arrangements, as of July 31, 2017.
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

The markets in which we operate are highly competitive. We compete based on various factors, including product functions and features, pricing, product quality and reliability, design innovation, interoperability with third-party systems and brand reputation. We also compete based on product availability and certifications, as well as service offerings and support. We continue to experience competition from traditional POS terminal providers as well as suppliers of electronic cash registers (ECRs) that provide built-in electronic payment capabilities and producers of software that facilitates electronic payments over the Internet, and we also see new companies entering our markets, including entrants offering various forms of mobile device based payment options. In certain geographic markets, such as Brazil, we see customers requiring a choice of lower cost offerings. This trend has increased competition and pricing pressures in those geographies.

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

Systems

Sales of our point of sale electronic payment devices and systems comprise approximately 57.0% and 58.6% of our net revenues in the three and nine months ended July 31, 2017, respectively. Our point of sale electronic payment devices run our unique operating systems, security and encryption software, and certified payment software, and are designed to suit our clients' needs in a variety of environments, including traditional multilane and countertop implementations, self-service or unattended environments, in-vehicle and portable deployments, mobile point-of-sale solutions, as well as fully integrated POS solutions. Our systems can securely process a wide range of payment types including signature and PIN-based debit cards, credit cards, NFC/contactless/radio frequency identification cards, or RFID cards, smart cards, pre-paid gift and other stored-value cards, electronic bill payment, signature capture and electronic benefits transfer, or EBT. Our unique architecture enables multiple value-added applications, including third-party applications, such as gift card and loyalty card programs, healthcare insurance eligibility and time and attendance tracking, and allows these applications to reside on the same system without requiring recertification upon the addition of new applications. During the past year we introduced Verifone Engage, the next generation of our best-selling suite of devices, which is a family of interactive, commerce-enabled payment devices that we believe offer an innovative connected payments experience. We also launched Verifone Carbon, an integrated dual-screen connected point-of-sale solution that enables merchants to run register and business applications from a tablet screen while enabling consumers to pay and interact with a consumer-facing screen. Combining our Verifone Engage and Carbon payment solutions with our mobile and value family of devices, we are able to deliver rich media and complex commerce enablement services on our payment terminals to our merchant clients, as well as mobile solutions and products geared for price sensitive emerging markets.

Services

Services are an important part of our business and revenues, accounting for approximately 43.0% and 41.4% of our net revenues in the three and nine months ended July 31, 2017, respectively. We offer a wide portfolio of services including device, payment, commerce and omni-channel services. Our traditional device services include professional services related to installation and deployment, helpdesk support, training, equipment repair and maintenance, terminal management services and software post-contract support. Our payment services include gateway solutions that enable more efficient routing of transactions, multi-channel acceptance and processing, along with end-to-end encryption to reduce the complexity and costs of Payment Card Industry (PCI), standards compliance. Our commerce services leverage our terminals to drive incremental consumer sales by engaging consumers at the point of sale through value-added applications such as loyalty and couponing applications, targeted offers and real-time reward redemptions. Our omni-channel services provide seamless interoperability between online and offline payments.

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

Significant Matters

Business Divestitures

As part of our strategic review of under-performing businesses, our management has completed several recent divestitures.

China Business

During June 2017, we completed the divestiture of a controlling interest in Verifone Systems (China), Inc., the entity which operated our China business. In connection with this divestiture, we retained a 30% preferred equity interest in form of non-voting equity that has a liquidation preference of $29.0 million and is non-convertible for an initial two year period. We recorded a $24.4 million loss in connection with the sale of this business.

Petroleum Media Business

During March 2017, we committed to a plan to exit our petroleum media business. In connection with this decision, we are in the process of terminating certain customer agreements and have contributed certain assets to a newly formed business, Gas Media, in exchange for a 50% ownership interest in that business. We recorded a net $67.6 million net charge in connection with the divestiture and planned contract terminations, and have classified the remaining net assets and liabilities of this business as held for sale.

Taxi Solutions Business

During March 2017, we committed to a plan to sell our Taxi Solutions reporting unit. During the second quarter of fiscal year 2017 we recorded a $17.4 million goodwill impairment, considering potential sales transactions and the then fair market value of the reporting unit. During July 2017, based on continued negotiations, we recognized a $43.2 million additional write down of the net assets to fair market value, considering ongoing negotiations of potential sales transactions. The net assets and liabilities of this business are classified as held for sale.

Revenue from these businesses that we have disposed or are committed to sell totaled $30.5 million and $96.2 million for the three and nine months ended July 31, 2017, respectively, as well as $41.1 million and $115.3 million for the three and nine months ended July 31, 2016, respectively. Operating losses from these businesses totaled $70.3 million and $176.4 million for the three and nine months ended July 31, 2017, respectively, and $40.6 million and $68.7 million for the three and nine months ended July 31, 2016, respectively, including the charges discussed above.

Restructuring Plans

Additionally, as part of cost optimization and corporate transformation initiatives, our management has approved, committed to and initiated various restructuring plans to reduce headcount, exit under-performing businesses, and consolidate facilities and data centers over the past two years. During June 2017, our management committed to a new plan under which we have spent $9.8 million primarily related to headcount reductions. This plan is expected to be substantially complete by the end of fiscal year 2017. During June 2016, our management committed to a restructuring plan that is substantially complete and under which we have incurred charges totaling $21.9 million.

Results of Operations

Consolidated Results of Operations

Three Months Ended July 31, 2017 compared to July 31, 2016

	Three Months Ended July 31,
	2017	% of Net revenues (1)	2016	% of Net revenues (1)
	(in thousands, except percentages)
Net revenues:
Systems	$265,951	57.0%	$292,072	59.8%
Services	200,915	43.0%	196,060	40.2%
Total net revenues	466,866	100.0%	488,132	100.0%

Gross margin:
Systems	88,177	33.2%	116,382	39.8%
Services	86,273	42.9%	74,765	38.1%
Gross margin	174,450	37.4%	191,147	39.2%

Operating expenses:
Research and development	50,731	10.9%	52,394	10.7%
Sales and marketing	46,665	10.0%	52,830	10.8%
General and administrative	44,867	9.6%	49,753	10.2%
Restructuring and related charges	65,705	14.1%	33,629	6.9%
Litigation settlement and loss contingency expense	—	—%	600	0.1%
Amortization of purchased intangible assets	16,696	3.5%	24,286	5.0%
Total operating expenses	224,664	48.1%	213,492	43.7%
Operating loss	(50,214)	(10.8)%	(22,345)	(4.6)%
Interest expense, net	(8,380)	(1.8)%	(9,023)	(1.8)%
Other income (expense), net	(1,908)	(0.4)%	156	—%
Net loss before income taxes	(60,502)	(13.0)%	(31,212)	(6.4)%
Income tax provision	10,286	2.2%	286	0.1%
Consolidated net loss	$(70,788)	(15.2)%	$(31,498)	(6.5)%
(1) Systems and Services gross margin as a percentage of net revenues is computed as a percentage of the corresponding Systems and Services net revenues.

Net revenues for the three months ended July 31, 2017 were $466.9 million, compared to $488.1 million for the three months ended July 31, 2016, down $21.2 million or 4.3%. Net revenues decreased primarily in North America due to decreased demand for EMV enabled devices where there had been higher than usual demand in the petroleum market during the prior year. This decrease was partially offset by increased revenue in Latin America. See further discussion of net revenues by segment and geography below.

Net Revenues by Geography

	Three Months Ended July 31,
	2017	% of Net revenues	2016	% of Net revenues
	(in thousands, except percentages)
Net Revenues
North America	$152,866	32.7%	$191,509	39.2%
Latin America	71,266	15.3%	55,069	11.3%
EMEA	193,483	41.4%	190,045	38.9%
Asia-Pacific	49,251	10.6%	51,509	10.6%
Total	$466,866	100.0%	$488,132	100.0%

•
North America net revenues decreased $38.6 million, due primarily to reduced demand for our EMV capable terminals by customers, particularly in the petroleum market, that had upgraded to products that support EMV requirements in the prior year associated with the expected EMV liability deadline that has since been extended.

•
Latin America net revenues increased $16.2 million, due primarily to changes in timing of purchase decisions by large customers, which were influenced by factors such as macroeconomic conditions and compliance with various government e-payment initiatives. This increase includes a $5.9 million increase in services net revenues due to new service contracts with customers.

•
EMEA net revenues increased $3.4 million, primarily due to growth in services revenues and as a result of changes in timing of purchase decisions by large customers in Russia and Germany and increased systems sales in Greece to comply with government fiscalization requirements, partially offset by lower sales in other European countries.

•
Asia-Pacific net revenues decreased $2.3 million, due primarily to decreased revenue in Australia as a result of reduced demand from some of our large banking customers that were upgrading and expanding terminals at their merchant customers in the prior year. The decrease was partially offset by increased revenue in India as a result of government demonetization initiatives.

Gross margin for the three months ended July 31, 2017 was $174.5 million or 37.4% of total net revenues, compared to $191.1 million or 39.2% of total net revenues, for the three months ended July 31, 2016, down $16.6 million or 1.8 percentage points. Gross margin in dollars decreased due primarily to the decrease in net revenues and also due to an $11.1 million charge related to the divestiture of our China business. Gross margin as a percentage of net revenues decreased due primarily to changes in geographic and product mix, such as the decrease in net revenues from North America, which generally have higher gross margins compared to other geographies, and due to the $11.1 million charge associated with the China business divestiture.

Research and development for the three months ended July 31, 2017 was $50.7 million compared to $52.4 million for the three months ended July 31, 2016, down $1.7 million or 3.2%, due to higher costs in the prior year associated with additional personnel and outside resources that were hired to develop and bring next generation products and solutions to market, such as our recently announced Verifone Engage and Carbon payment solutions.

Sales and marketing for the three months ended July 31, 2017 was $46.7 million, compared to $52.8 million for the three months ended July 31, 2016, down $6.1 million or 11.6%, due primarily to reduced variable costs associated with lower revenues and decreased spend associated with cost savings initiatives.

General and administrative for the three months ended July 31, 2017 was $44.9 million, compared to $49.8 million for the three months ended July 31, 2016, down $4.9 million or 9.9%, due primarily to decreased spend associated with cost savings initiatives.

Restructuring and related charges for the three months ended July 31, 2017 was $65.7 million, compared to $33.6 million for the three months ended July 31, 2016, up $32.1 million primarily as a result of increased restructuring activities and divestitures. The $65.7 million charge in the three months ended July 31, 2017 is mainly comprised of a $56.5 million fair market value write-downs associated with assets held for sale and an $8.9 million employee and facility related restructuring charge. The $33.6 million charge in the three months ended July 31, 2016 is comprised of a $20.4 million fair market value write-down associated with assets held for sale, $7.4 million of employee and facility related restructuring charges, and a $5.8 million charge related to a contract cancellation.

Amortization of purchased intangible assets for the three months ended July 31, 2017 was $16.7 million, compared to $24.3 million for the three months ended July 31, 2016, down $7.6 million or 31.3%, primarily because a portion of our purchased intangible assets were fully amortized in the prior year.

Income tax provision for the three months ended July 31, 2017 was $10.3 million, compared to $0.3 million for the three months ended July 31, 2016, up $10.0 million. The income tax provision for three months ended July 31, 2017 was primarily attributable to foreign taxes and discrete items related to restructuring charges. The income tax provision for the three months ended July 31, 2016 was primarily related to foreign taxes that were substantially offset by the reversal of unrecognized tax benefits where statutes of limitations expired or audits have been settled.

Nine Months Ended July 31, 2017 compared to July 31, 2016

	Nine Months Ended July 31,
	2017	% of Net revenues (1)	2016	% of Net revenues (1)
	(in thousands, except percentages)
Net revenues:
Systems	$817,027	58.6%	$972,107	63.6%
Services	577,395	41.4%	555,842	36.4%
Total net revenues	1,394,422	100.0%	1,527,949	100.0%

Gross margin:
Systems	296,642	36.3%	401,068	41.3%
Services	222,000	38.4%	215,743	38.8%
Total gross margin	518,642	37.2%	616,811	40.4%

Operating expenses:
Research and development	158,454	11.4%	158,150	10.4%
Sales and marketing	146,806	10.5%	167,289	10.9%
General and administrative	142,425	10.2%	157,040	10.3%
Restructuring and related charges	135,743	9.7%	34,196	2.2%
Litigation settlement and loss contingency expense	—	—%	600	—%
Amortization of purchased intangible assets	53,873	3.9%	65,886	4.3%
Goodwill impairment	17,384	1.2%	—	—%
Total operating expenses	654,685	46.9%	583,161	38.2%
Operating income (loss)	(136,043)	(9.8)%	33,650	2.2%
Interest expense, net	(24,712)	(1.8)%	(25,870)	(1.7)%
Other income (expense), net	4,666	0.3%	(6,833)	(0.4)%
Income (loss) before income taxes	(156,089)	(11.2)%	947	0.1%
Income tax provision	22,088	1.6%	5,372	0.4%
Consolidated net loss	$(178,177)	(12.8)%	$(4,425)	(0.3)%

(1) Systems and Services gross margin as a percentage of net revenues is computed as a percentage of the corresponding Systems and Services net revenues.

Net revenues for the nine months ended July 31, 2017 were $1.39 billion, compared to $1.53 billion for the nine months ended July 31, 2016, down $133.5 million or 8.7%. Net revenues decreased primarily in North America due to decreased demand for EMV enabled devices and in other geographies primarily due to the timing of certain large customer purchases. These decreases were partially offset by increased revenues due to India demonetization initiatives. See further discussion of revenues by segment and geography below.

Net Revenues by Geography

	Nine Months Ended July 31,
	2017	% of net revenues	2016	% of net revenues
	(in thousands, except percentages)
Net Revenues
North America	$476,107	34.2%	$636,543	41.7%
Latin America	190,806	13.7%	179,637	11.8%
EMEA	539,318	38.6%	557,415	36.4%
Asia-Pacific	188,191	13.5%	154,354	10.1%
Total	$1,394,422	100.0%	$1,527,949	100.0%

•
North America net revenues decreased $160.4 million, due primarily to reduced demand for our EMV capable terminals by customers that had upgraded to products that support EMV requirements in the prior year.

•
Latin America net revenues increased $11.2 million, due primarily to changes in timing of purchase decisions by large customers, which were influenced by factors such as macroeconomic conditions and compliance with various government e-payment initiatives.

•
EMEA net revenues decreased $18.1 million, as a result of changes in timing of purchase decisions, which were influenced by factors such as macroeconomic conditions, government fiscalization programs, timing of customer technology refreshes, and ongoing competitive pricing. Also, EMEA net revenues increased $9.9 million due to our acquisition of InterCard in December 2015.

•	Asia-Pacific net revenues increased $33.8 million, due primarily to increases in India as a result of government demonetization initiatives.

Gross margin for the nine months ended July 31, 2017 was $518.6 million or 37.2% of net revenues, compared to $616.8 million, or 40.4% of net revenues, for the nine months ended July 31, 2016, down $98.2 million or 3.2 percentage points. Gross margin in dollars decreased due primarily to the decrease in net revenues, a $10.6 million charge related to the divestiture of our petroleum media business and an $11.1 million charge related to our China business divestiture. Gross margin as a percentage of net revenues decreased due primarily to changes in geographic and product mix, such as decreases in net revenues from North America, which generally have higher gross margins compared to other geographies, as well as the charges associated with our petroleum media and China business divestitures.

Research and development for the nine months ended July 31, 2017 was $158.5 million compared to $158.2 million for the nine months ended July 31, 2016, up $0.3 million or 0.2%, due primarily to a $9.1 million write-down of capitalized costs associated with development projects that will not be completed, which was partially offset by a net $8.3 million decrease in spend due to higher costs in the prior year associated with additional personnel and outside resources that were hired to develop and bring next generation products and solutions to market, such as our recently announced Engage and Carbon payment solutions.

Sales and marketing for the nine months ended July 31, 2017 was $146.8 million, compared to $167.3 million for the nine months ended July 31, 2016, down $20.5 million or 12.3%, due primarily to reduced variable costs associated with lower revenues and decreased spend associated with cost savings initiatives.

General and administrative for the nine months ended July 31, 2017 was $142.4 million compared to $157.0 million for the nine months ended July 31, 2016, down $14.6 million or 9.3%, due primarily to decreased spend associated with cost savings initiatives, partially offset by additional costs associated with acquired businesses.

Restructuring and related charges for the nine months ended July 31, 2017 was $135.7 million compared to $34.2 million for the nine months ended July 31, 2016, up $101.5 million, primarily as a result of increased restructuring activities and divestitures. The $135.7 million charge in the nine months ended July 31, 2017 is comprised of a $94.5 million fair market value write-down associated with assets held for sale, a $28.1 million charge related to contract cancellation obligations and a $12.9 million employee and facility related restructuring charge. The $34.2 million charge in the nine months ended July 31, 2016 is comprised of a $20.4 million fair market value write-down associated with assets held for sale, a $8.0 million employee and facility related restructuring charge, and a $5.8 million charge related to a contract cancellation.

Amortization of purchased intangible assets for the nine months ended July 31, 2017 was $53.9 million compared to $65.9 million for the nine months ended July 31, 2016, down $12.0 million or 18.2%, primarily because a portion of our purchased intangible assets were fully amortized in the prior year, partially offset by an increase in amortization for purchased intangible assets associated with acquired businesses.

Goodwill impairment for the nine months ended July 31, 2017 was $17.4 million related to our Taxi Solutions reporting unit based on a quantitative assessment and potential sales transactions.

Other income (expense), net for the nine months ended July 31, 2017 was $4.7 million of net income compared to net expense of $6.8 million for the nine months ended July 31, 2016, an $11.5 million change. This change is due primarily to a $10.1 million gain recognized in connection with our investment in Gas Media.

Income tax provision for the nine months ended July 31, 2017 was $22.1 million, compared to $5.4 million for the nine months ended July 31, 2016, up $16.7 million or 309.3%. The income tax provision for the nine months ended July 31, 2017 was primarily attributable to foreign taxes and discrete items related to restructuring charges. The income tax provision for the nine months ended July 31, 2016 was primarily related to foreign taxes partially offset by the reversal of unrecognized tax benefits where statutes of limitations expired or audits have been settled.

Segment Results of Operations

Net revenues and operating income of each segment reflect net revenues and expenses that are directly attributable to that segment. Net revenues and expenses not allocated to segment net revenues and segment operating income include amortization of purchased intangible assets, amortization of step-down in deferred services net revenues and associated costs of net revenues at acquisition, restructuring and related charges, goodwill impairment, stock-based compensation, as well as general and administrative and corporate research and development expense.

Verifone Systems Net Revenues and Operating Income

Our Verifone Systems business delivers point of sale electronic payment devices that run our unique operating systems, security and encryption software, and certified payment software globally, for both payments and commerce.

Three Months Ended July 31, 2017 compared to July 31, 2016

	Three Months Ended July 31,
	2017	% of Net revenues	2016	% of Net revenues
	(in thousands, except percentages)
Net revenues	$265,951	57.0%	$292,072	59.3%
Operating income	$43,627	16.4%	$63,564	21.8%

Net revenues for the three months ended July 31, 2017 were $266.0 million, compared to $292.1 million for the three months ended July 31, 2016, down $26.1 million or 8.9%. due primarily to EMV liability deadline extensions for the petroleum market and reduced demand as customers upgraded to products that support EMV requirements in the prior year. Net revenues from the sale of petroleum and multimedia products decreased $24.0 million and $11.3 million, respectively. These declines were offset by increases due to the timing of customer demand, which was influenced by factors such as timing of equipment upgrades, government initiatives and macroeconomic conditions.

Operating income for the three months ended July 31, 2017 was $43.6 million or 16.4% of net revenues, compared to $63.6 million or 21.8% of net revenues for the three months ended July 31, 2016, down $19.9 million or 5.5 percentage points. Operating income in dollars decreased due primarily to reduced net revenues. Operating income as a percentage of net revenues decreased due primarily to changes in geographic and product mix, such as the shift away from North America, which generally has higher margins compared to other geographies.

Nine Months Ended July 31, 2017 compared to July 31, 2016

	Nine Months Ended July 31,
	2017	% of Net revenues	2016	% of Net revenues
	(in thousands, except percentages)
Net revenues	$817,027	58.5%	$972,107	63.2%
Operating income	$131,368	16.1%	$222,434	22.9%

Net revenues for the nine months ended July 31, 2017 were $817.0 million, compared to $972.1 million for the nine months ended July 31, 2016, down $155.1 million or 16.0%. Net revenues from our EMV capable devices decreased by $178.7 million due primarily to reduced demand by customers that had upgraded to products that support EMV requirements in the prior year and EMV liability deadline extensions for the petroleum market. Net revenues from the sale of unattended, portable and mobile devices increased by $22.9 million due primarily to increased demand in India related to the government demonetization initiatives, which was partially offset by decreased demand in Europe related to the timing of customer tenders.

Operating income for the nine months ended July 31, 2017 was $131.4 million or 16.1% of net revenues, compared to $222.4 million or 22.9% of net revenues for the nine months ended July 31, 2016, down $91.1 million or 6.9 percentage points. Operating income in dollars decreased due primarily to reduced net revenues and higher costs associated with the recent launch of our new Verifone Engage and Carbon payment solutions. Operating income as a percentage of net revenues decreased due primarily to changes in geographic and product mix, such as the shift away from North America, which generally has higher margins compared to other geographies.

Verifone Services Net Revenues and Operating Income

Verifone Services delivers a variety of service-based solutions that are designed to be complementary to our systems. These solutions ensure secure electronic payment transactions, provide value-added services to our merchants and enhance the consumer experience. Our device related services include professional services related to installation and deployment, helpdesk support, training, equipment repair and maintenance, terminal management services and software post-contract support. Our payment services include gateway solutions that enable more efficient routing of transactions, multi-channel acceptance and processing, along with end-to-end encryption to reduce the complexity and costs of Payment Card Industry, or PCI, standards compliance. Our commerce services leverage our terminals to drive incremental consumer sales by engaging customers at the point of sale through value-added applications such as loyalty and couponing applications, targeted offers and real-time reward redemptions. Our omni-channel services provide seamless interoperability between online and offline payments.

Three Months Ended July 31, 2017 compared to July 31, 2016

	Three Months Ended July 31,
	2017	% of Net revenues	2016	% of Net revenues
	(in thousands, except percentages)
Net revenues	$200,915	43.0%	$200,513	40.7%
Operating income	$56,017	27.9%	$50,400	25.1%

Net revenues for the three months ended July 31, 2017 were $200.9 million compared to $200.5 million for the three months ended July 31, 2016, relatively flat because increased demand for device-related and payment-related services solutions was substantially offset by decreases due to our exit from the petroleum media business in April 2017, which had $7.5 million of revenues during the three months ended July 31, 2016 and a $3.0 million decrease in revenues from our Taxi Solutions business year over year.

Operating income for the three months ended July 31, 2017 was $56.0 million or 27.9% of net revenues, compared to $50.4 million or 25.1% of net revenues for the three months ended July 31, 2016, up $5.6 million or 2.7 percentage points. Operating income in dollars increased due primarily to the geographic mix of operating margins as service revenues increased in higher margin markets within Europe. Operating income as a percentage of net revenues increased due primarily to changes in geographic and product mix, including the absence of the lower petro media product margins, as well as decreases in operating expenses.

Nine Months Ended July 31, 2017 compared to July 31, 2016

	Nine Months Ended July 31,
	2017	% of Net revenues	2016	% of Net revenues
	(in thousands, except percentages)
Net revenues	$580,388	41.5%	$566,390	36.8%
Operating income	$144,576	24.9%	$138,975	24.5%

Net revenues for the nine months ended July 31, 2017 were $580.4 million compared to $566.4 million for the nine months ended July 31, 2016, up $14.0 million or 2.5%, due primarily to increased demand for device-related and payment-related services solutions. Payment services net revenues also increased $9.9 million due to our acquisition of InterCard in December 2015. These increases were partially offset by a $12.1 million decrease in revenues from our Taxi Solutions business, as well as the impact of exiting our petroleum media business in April 2017, which had revenues totaling $7.5 million during the three months ended July 31, 2016.

Operating income for the nine months ended July 31, 2017 was $144.6 million or 24.9% of net revenues, compared to $139.0 million or 24.5% of net revenues for the nine months ended July 31, 2016, up $5.6 million or 0.4 percentage points. Operating income in dollars increased due primarily to increases in net revenues and decreases in operating expenses, as well as due to our exit from the petroleum media business in April 2017 that incurred operating losses in the prior year. Operating income as a percentage of net revenues increased due primarily to changes in geographic and product mix, decreases in operating expenses and the absence of the lower petro media product margins.
.

Financial Outlook

Overview

We expect the timing and amount of revenue to continue to be impacted by factors such as our recent and planned divestitures, the timing of our customers' technology refresh cycles, changes in distribution and distributor inventory levels, the timing of new product releases and certifications, macroeconomic conditions, increased competition and pricing pressures, and uncertain political conditions in certain markets.

Recent and Planned Divestitures

During fiscal year 2017, as part of our strategic review of under-performing businesses, we have divested and closed several businesses, including our China and petroleum media businesses, and we intend to divest our Taxi Solutions business. Revenue from these businesses totaled $30.5 million and $96.2 million for the three and nine months ended July 31, 2017, respectively. We also continue to evaluate other potentially under-performing businesses. We expect our revenues to decrease in the future as a result of these divestitures, but expect the divestitures to have a positive effect on operating margins.

Technology and Industry Standards

We expect the timing of new product releases and industry standards to continue to have a significant impact on our net revenues. Net revenues can vary significantly when larger customers or distributors cancel or delay orders due to changes in regulatory and industry standards, budget considerations, product feature availability, dual vendor sourcing requirements, technology refresh cycles, economic conditions or other concerns that impact their business or purchasing decisions. Also, demand for electronic payment systems may eventually reach a saturation point, at which time customers might slow or end expansion projects. We expect to generate additional net revenues in the U.S. related to the continued adoption of EMV standards in the future, particularly by the petroleum market and small and medium businesses, and increased desire for mobile payment devices, although the timing of any related revenues will depend on the timing of decisions by merchants. We expect that timing of merchant decisions will continue to depend on when EMV certifications are completed as well as payments industry-mandated compliance timelines. We expect growth in emerging markets as economic conditions improve and those markets make efforts to modernize to cashless payment systems.

Global Markets and Competition

As a result of our global customer base, we expect that our net revenues will continue to be impacted by macroeconomic conditions such as foreign currency fluctuations, economic sanctions and other trade restrictions, and changing global oil prices, particularly in certain markets such as Argentina, Brazil, Russia, the Middle East and Africa, as well as electronics payment initiatives, such as the demonetization initiatives in India. We expect that prolonged economic weakness in Latin America and uncertain political conditions in certain other markets, such as Turkey, may have a continued negative impact on our ability to do business or operate at a desired level.

We expect that the markets in which we conduct our business will remain highly competitive, characterized by changing technologies, evolving industry standards and government regulations that may favor one product or technology over others, and increased demand for new functionality, premium services, mobility and security. In particular, we expect that there will be continued demand for lower priced products in certain emerging markets, such as Brazil. We expect the ongoing competitive pricing pressures that we have seen in recent periods may continue to adversely impact our net revenues in the future. Market disruptions caused by new technologies, the entry of new competitors, mobile order and pay, the presence of strong local competition, consolidations among our customers and competitors, changes in regulatory requirements, timing of electronic payments initiatives that create demand for our products in emerging markets, new technology entrants, and other factors, can also introduce volatility into our business.

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

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance working capital, pay for contractual commitments, service our debt and make capital expenditures and investments. As of July 31, 2017, our primary sources of liquidity were $158.8 million of cash and cash equivalents, as well as amounts available to us under the revolving loan that is part of our Credit Agreement.

Cash and cash equivalents as of July 31, 2017 included $156.8 million held by our foreign subsidiaries. If we decide to distribute or use the cash and cash equivalents held by our foreign subsidiaries outside those foreign jurisdictions, including a distribution to the U.S., we may be subject to additional taxes or costs, or face regulatory restrictions on the amount of cash that can be distributed out of some countries.

We also held $25.6 million in restricted cash as of July 31, 2017, which was mainly comprised of pledged deposits.

As of July 31, 2017, our outstanding borrowings consisted of a $480.0 million term A loan, $194.0 million term B loan, $201.2 million drawn against a revolving loan commitment and $10.8 million under capital leases and other debt. In addition, $298.7 million was available for draw on the revolving loan commitment, subject to covenant requirements. See Note 8, Debt, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding our borrowings. We were in compliance with all financial covenants under our credit agreement as of July 31, 2017.

As of July 31, 2017, we had outstanding interest rate swap agreements to effectively convert $450.0 million of the term A loan from a floating rate plus applicable margin to a 1.20% fixed rate plus applicable margin.

As part of our cost optimization and corporate transformation initiatives, we have approved restructuring plans under which we made cash payments totaling $13.0 million during the nine months ended July 31, 2017. We expect to make additional cash payments totaling approximately $10.0 million under these plans in the remainder of fiscal year 2017 and may approve additional restructuring plans as our transformation initiatives continue. We are also obligated to spend approximately $22.3 million pursuant to canceled customer contracts.

As of July 31, 2017, we are authorized to repurchase shares of our common stock with an aggregate value of up to $50.0 million. The timing and actual amount of the share repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities, including mergers and acquisitions, market conditions and other factors. We are not obligated to repurchase any specific number of shares under the program and the repurchase program may be modified, suspended or discontinued at any time.

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

Bank Guarantees

We have issued bank guarantees with maturities ranging from two months to eight years to certain of our customers and vendors as required in some countries to support certain performance obligations under our service or other agreements with those parties. As of July 31, 2017, the maximum amount that may become payable under these guarantees was $17.8 million, of which $2.3 million was collateralized by restricted cash deposits.

In addition, in connection with our investment in Gas Station TV we have agreed to guarantee, in certain circumstances, up to $12.5 million of debt issued to Gas Media. As of July 31, 2017, we have not provided any funding under this guarantee.

Statement of Cash Flows

The net increase (decrease) in cash, cash equivalents and restricted cash are summarized in the following table (in thousands):

	Nine Months Ended July 31,
	2017	2016	Change
Net cash provided by (used in):
Operating activities	$140,104	$130,509	$9,595
Investing activities	(55,985)	(252,552)	196,567
Financing activities	(65,244)	75,833	(141,077)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	6,330	(2,119)	8,449
Net increase (decrease) in cash, cash equivalents and restricted cash	$25,205	$(48,329)	$73,534

Operating Activities

Net cash provided by operating activities for the nine months ended July 31, 2017 was $140.1 million, up $9.6 million from $130.5 million in cash provided during the nine months ended July 31, 2016. Cash provided by changes in operating assets and liabilities increased $94.8 million, due primarily to our focus on better working capital management. This increase was substantially offset by a $85.2 million decrease in cash provided by operations before changes in operating assets and liabilities, which is primarily due to our increased operating loss, which included $53.5 million of cash restructure charges, compared to $7.3 million in the prior year period.

Investing Activities

Net cash used in investing activities for the nine months ended July 31, 2017 was $56.0 million, compared to $252.6 million for the nine months ended July 31, 2016, down $196.6 million, due primarily to $172.2 million in payments for acquired businesses during the nine months ended July 31, 2016, compared to $4.9 million during the nine months ended July 31, 2017. Additionally, capital expenditures decreased $29.6 million year over year due primarily to cost savings initiatives and the divestiture of some capital intensive businesses.

Financing Activities

Net cash used in financing activities for the nine months ended July 31, 2017 was $65.2 million compared to $75.8 million in cash provided during the nine months ended July 31, 2016, a $141.1 million change, due primarily to additional borrowings for business acquisitions in the prior year. Cash flows from operating activities have been used to pay down $62.3 million of debt in the nine months ended July 31, 2017. We had no stock repurchases during the nine months ended July 31, 2017.

Contractual Obligations

As of July 31, 2017, our contractual obligations consist of obligations under debt, capital leases, operating leases, purchase commitments and other contractual obligations. On April 3, 2017, we committed to purchase $144 million of components over a four year period, a total of $36 million each year, to lock in pricing from one of our existing suppliers. As of July 31, 2017, our remaining non-cancelable commitment under this agreement totaled $112.1 million. Other than this arrangement, there have been no material changes to our non-cancelable operating lease commitments and manufacturing agreements outside the ordinary course of business during the nine months ended July 31, 2017.

As of July 31, 2017, the amount payable for unrecognized tax benefits was $36.4 million, including accrued interest and penalties, none of which is expected to be paid within one year. This amount is included in Other long-term liabilities in our Consolidated Balance Sheets as of July 31, 2017. We are unable to make a reasonably reliable estimate as to when cash settlement with the applicable taxing authorities may occur.

As of July 31, 2017 we have agreed to guarantee, in certain circumstances, up to $12.5 million of debt that was issued to Gas Media.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies and Estimates

General

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are more fully described in Note 1, Principles of Consolidation and Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements of our 2016 Annual Report on Form 10-K. There were no changes to our significant accounting policies during the nine months ended July 31, 2017 other than those mentioned in Note 1, Principles of Consolidation and Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results for the nine months ended July 31, 2017 are discussed below.

Assets held for sale

We are required to estimate the fair values of assets held for sale. Critical estimates in valuing assets held for sale include, but are not limited to, expected consideration from potential sales transactions, costs to complete potential sales transactions and estimated future cash flows from the associated assets or businesses. Future expected cash flows are estimated based on the current financial performance of the assets or associated business, adjusted by expected future growth rates and discount rates. Discount rates reflect the nature of the assets held for sale and the perceived risk of the underlying cash flows.

During the third quarter of fiscal year 2017, we assessed the fair value of the taxi assets held for sale, considering potential sale transactions and expected future cash flows, and recorded charges totaling $43.2 million to write those assets down to their fair market value as of July 31, 2017.

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

During the second quarter of fiscal year 2017, there were circumstances which indicated that the carrying amount of the goodwill related to our Taxi Solutions reporting unit may not be recoverable. Based on a quantitative assessment, considering potential sale transactions, we concluded that the goodwill was impaired, and recorded a $17.4 million impairment charge during the nine months ended July 31, 2017.

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
As of July 31, 2017, we have outstanding interest rate swap agreements to effectively convert $450.0 million of the term A loan from a floating rate plus applicable margin to a 1.20% fixed rate plus applicable margin through March 30, 2018. The principal amount under the term A loan covered by the interest rate swap agreements will decrease to $400.0 million from October 1, 2017 through March 30, 2018. In addition, we have an outstanding interest rate swap agreement to effectively convert $350.0 million of the term A loan to a fixed rate of 0.975% plus applicable margin from March 30, 2018 through June 30, 2019.
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

Risks Related to Our Business

If we do not continually enhance our existing solutions and develop and market comprehensive new solutions and services responsive to technological advancements and customer or end user demand in a timely manner or at all, our net revenues and income will be adversely affected.

The market for electronic payment systems is characterized by:

•	rapid technological advancements;

•	frequent product introductions and enhancements;

•	local certification requirements and product customizations;

•	evolving industry and government performance and security standards and regulatory requirements;

•
introductions of competitive products, including products that customers may perceive as having better functions and features, and alternative payment solutions, such as mobile payments and processing and digital services, at the POS; and

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

The markets for our systems and services are highly competitive and rapidly evolving, and we have been and expect to continue to be subject to significant and increasing competition from existing and new competitors and a variety of technologies. Traditionally, we have competed with other large manufacturers and distributors of electronic POS payment solutions, suppliers of cash registers that provide built-in electronic payment capabilities and producers of software that facilitates electronic payment over the Internet. In certain areas, we also compete with smaller companies that have been able to develop strong local or regional customer bases. We compete with companies that are more established, benefit from greater name recognition in particular countries, and have greater resources within those countries than we do. In addition, some of these competitors compete with aggressive pricing. At the same time, we also compete with new and emerging companies that are disrupting traditional markets and sectors. For example, as ridesharing companies and other taxi alternative companies expand and gain market share, the market for our taxi products could be negatively impacted. We face downward pressures on prices in many emerging markets, including high growth emerging markets. For example, price competition is increasingly intense for us in countries such as India, Brazil, Mexico, Southeast Asia and Russia from both global and local competitors. In addition, pricing is increasingly an important factor in our ability to penetrate new markets. Any decrease in our selling prices in order to become and remain competitive in these markets could negatively impact our net revenues, gross margins and results of operations.

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

The percentage of our net revenues generated outside of the U.S. is significant and may increase over time. In particular, our acquisition of InterCard significantly increased our business in Germany and our acquisition of Panaroma is intended to increase our business in Turkey. Part of our strategy is to expand our penetration in existing foreign markets and to enter new foreign markets, particularly high growth emerging markets where we expect to see growth in electronic payments and related services. Our ability to penetrate some international markets may be limited due to different technical standards, protocols or product requirements. For example, we divested our controlling interest in the entity that operated our China business, in order to potentially enable the entity to better provide products and solutions that meet the requirements of the China market. Expansion of our international operations will require significant management attention and financial resources. Certain emerging markets, including those in the Middle East and Africa, may require longer lead times to develop distribution channels, may involve distribution channels with greater business and operational risk due to their relatively shorter operating histories, may be dependent upon the timing and success of local electronic payments initiatives and related infrastructure investments in such markets, as well as require additional time and effort to obtain product certifications and gain market acceptance for our products. Our international net revenues will depend on our success in a number of areas, including:

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

Our international sales of systems tend to carry lower average selling prices and therefore have lower gross margins than our sales in the United States. We also face increasing downward pressure on prices in certain international markets such as Southeast Asia, where competition from local low-cost and global competitors has increased significantly, Brazil, where competition has intensified, and India where we continue to work to expand our business. In these and certain other markets, some customers increasingly seek lower-cost solutions suited to their markets that may have similar, different, and in some cases, better features and functionality. In addition, the costs associated with international trade may be higher as a result of the importation costs, duties and trade requirements or other import or export control laws and regulations imposed by some jurisdictions where we do business. As a result, any improvement in our results of operations from our international expansion will likely not be as favorable or profitable as an expansion of similar magnitude in the United States. In addition, if we are unable to accurately predict for any future period our proportion of net revenues that will result from international sales versus sales in the U.S., variations from period to period may lead to volatility in our results of operations and may adversely impact future growth in our earnings.

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

On June 23, 2016, in a referendum vote commonly referred to as “Brexit,” a majority of British voters voted to exit the European Union. In March 2017, the U.K. government officially triggered the process to formally initiate negotiations for the terms of separation from the European Union. In June 2017, the U.K. government began negotiations to leave the European Union. A withdrawal could potentially disrupt the free movement of goods, services and people between the U.K. and the European Union, undermine bilateral cooperation in key geographic areas and significantly disrupt trade between the U.K. and the European Union or other nations as the U.K. pursues independent trade relations. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which European Union laws to replace or replicate. The effects of Brexit will depend on any agreements the U.K. makes to retain access to European Union or other markets either during a transitional period or more permanently. Because this is an unprecedented event, it is unclear what long-term economic, financial, trade and legal implications the withdrawal of the U.K. from the European Union would have and how such withdrawal would affect our business globally and in the region. In addition, Brexit may lead other European Union member countries to consider referendums regarding their European Union membership. Any of these events, along with any political, economic and regulatory changes that may occur, could cause political and economic uncertainty in Europe and internationally and harm our business and financial results.

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

Our operating results or financial condition may be adversely impacted by pre-existing claims or liabilities, both known and unknown, of these acquired companies, including claims from current or former customers, terminated employees or other third parties; pre-existing contractual relationships of an acquired company that may contain unfavorable terms or that have unfavorable revenue recognition or accounting treatment; and intellectual property claims or disputes. We similarly may be subject to continuing liability associated with businesses that we have disposed of. In addition, the integration process may strain the combined company's financial and managerial controls and reporting systems and procedures and may result in the diversion of management and financial resources from the combined company's core business objectives. There can be no assurance that we will successfully integrate our businesses or that we will realize the anticipated benefits of the acquisitions after we complete our integration efforts. If we are not successful in our integration efforts and cannot realize the expected benefits of our acquisitions, we may incur substantial eventual additional expenses and expend resources in connection with divestitures of non-performing businesses.

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

Our success depends to a significant degree upon the continued contributions of our key senior management, engineering, sales and marketing, supply chain, and other specialized personnel, many of whom would be difficult to replace. In addition, our future success depends on our ability to attract, integrate, manage, and retain highly skilled employees throughout our business. Competition for some of these personnel is intense in certain markets, especially in the Silicon Valley where our corporate headquarters are located, and competitive pressures in such markets can drive up wages, impacting our profitability. In addition, shifts in U.S. immigration policy, including as a result of the 2016 U.S. presidential election, could negatively impact our ability to attract, hire and retain highly skilled employees who are from outside the United States. In the past we have had difficulty hiring, in our desired time frame and in our desired markets, employees that have the specific qualifications required for a particular position. In particular, we may be unsuccessful in attracting and retaining personnel as a result of the workforce reduction measures we have implemented or may implement in the future. To help attract, retain and motivate qualified personnel, we use share-based incentive awards, such as employee stock options and restricted stock units as well as cash-based incentive awards tied to our performance. If the Company's overall performance is poor, the value of our stock awards does not appreciate as measured by the performance of the price of our common stock, or if our share-based compensation otherwise ceases to be viewed as a valuable benefit, employee incentive awards and morale could be negatively impacted and our ability to attract, retain and motivate personnel could be weakened. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as timely product introductions, and our business and profitability may suffer.

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

If we inaccurately forecast demand for our products, we could end up with either excess or insufficient inventory to satisfy demand. This problem is exacerbated because our products are offered in a number of different configurations and with a variety of optional features, and we generally receive a significant volume of customer orders towards the end of each fiscal quarter which leaves us little room to adjust inventory mix to match demand, as discussed under “Timing for orders for our products and services can be back-end weighted within the fiscal quarter, which can make our net revenues difficult to predict and can negatively impact our business and results of operations.” During the transition from an existing product to a new replacement product, we must accurately predict the demand for the existing and the new product. Furthermore, introducing new products into our current markets or existing products into new markets involves the uncertainty of whether the market will adopt our product in the volumes and time frames that we anticipate or at all. Our inability to properly manage our inventory levels could lead to increased expenses associated with writing off excessive or obsolete inventory, additional shipping costs to meet immediate demand and a corresponding decline in gross margins, or lost sales. If we do not accurately predict demand, we could also incur increased expenses associated with binding commitments to certain third-party contract manufacturers and suppliers which would negatively impact our gross margins and operating results. For example, as of October 31, 2016, the amount of purchase commitments issued to contract manufacturers and component suppliers totaled approximately $110.9 million. Of this amount, $11.2 million has been recorded in Accruals and other current liabilities in our Consolidated Balance Sheets because these commitments are not expected to have future value to us. On April 3, 2017, to lock in pricing on certain components, we committed to purchase $144 million of such components over a four year period, $36 million per year, from one of our existing suppliers. As of July 31, 2017, our remaining non-cancelable commitment under this agreement totaled $112.1 million.

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

As a result of our acquisitions, particularly that of Lipman in November 2006, Hypercom in August 2011, Point in December 2011, as well as acquisitions related to our Taxi Solutions, we have recorded significant goodwill and intangible assets on our balance sheet. We test goodwill and intangible assets for impairment on a periodic basis as required, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The events or changes that could require us to test our goodwill and intangible assets for impairment include a reduction in our stock price and market capitalization and changes in our estimated future cash flows or changes in rates of growth in our industry or in any of our reporting units or lines of business.

During the first quarter of 2016, we realigned our organizational structure and changed our reportable segments to be Verifone Systems and Verifone Services. As a result of this change, we have realigned our reporting units to be Verifone Systems, Taxi Solutions, and Verifone Payment Services. During the second quarter of 2017, we concluded that the carrying amount of the goodwill related to our Taxi Solutions reporting unit may not be recoverable. Based on a quantitative assessment, considering potential sales transactions, we concluded that the goodwill was impaired by $17.4 million. There were no indicators of impairment for our Verifone Systems and Verifone Payment Services reporting units during the nine months ended July 31, 2017.

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

We are also subject to a number of pending tax assessment matters, particularly in Brazil where such assessments can be difficult to defend and result in substantial losses, and in Israel, where we are currently under audit by the Israel Tax Authority for fiscal years 2011 through 2015 and are subject to a substantial potential tax liability and deficiency penalty assessment in the range of several hundred million dollars for 2008 or 2009. While we continue to believe the Israel Tax Authority assessment is without merit and have appealed the assessment, we cannot be sure of the outcome and our ultimate aggregate exposure. See Note 4, Income Taxes and Note 10, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information related to tax assessment matters.

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

We have senior secured credit facilities pursuant to a credit agreement as described in Note 8, Debt, in the Notes to Condensed Consolidated Financial Statements to this Quarterly Report on Form 10-Q, with outstanding loan balances of $875.2 million as of July 31, 2017.

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

Our outstanding indebtedness and debt service obligations are substantial. As of July 31, 2017, we had total indebtedness outstanding of $875.2 million related to the Credit Agreement, payable in quarterly installments through July 8, 2021. Outstanding amounts may be subject to mandatory prepayment with the proceeds of certain asset sales and debt issuances and, for certain of the loan balances, from a portion of annual excess cash flows (as determined in the Credit Agreement) depending on our total net leverage ratio. See Note 10, Debt, in the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended October 31, 2016 for a schedule of the principal payments due under our credit facilities.

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
Date: September 7, 2017

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