Form 10-K
period 2017-10-31
VERIFONE SYSTEMS, INC.
filed 2017-12-18
CIK 1312073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K
___________________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2017
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
Emerging growth company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of April 30, 2017, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $1.4 billion based on the closing sale price as reported on the New York Stock Exchange.
The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on November 30, 2017:

Class	Number of shares
Common Stock, $0.01 par value per share	112,378,176

DOCUMENTS INCORPORATED BY REFERENCE

As noted herein, the information called for by Part III is incorporated by reference to specified portions of the Registrant's definitive proxy statement to be filed in conjunction with the Registrant's 2017 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended October 31, 2017.

VERIFONE SYSTEMS, INC.
2017 ANNUAL REPORT ON FORM 10-K

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

Our Company

Verifone is a global leader in payments and commerce solutions at the point of sale (“POS”). For over 35 years, we have designed, manufactured, marketed and supplied a broad range of innovative payment solutions and complementary services. Our solutions enable merchants and the institutions that serve them to securely accept electronic forms of payment and ensure regulatory and industry standards compliance; enable value-added exchange between merchants and consumers; and enhance payment security. Key industries in which we operate include financial services, retail, petroleum, restaurant, hospitality, transportation, and healthcare.

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

Our Business Strategy

Verifone’s strategy is to deliver payment solutions that combine next-generation devices that are connected to our services network to enable the future of payments and commerce. We seek to provide innovative payment and value-added commerce solutions globally to merchants and the institutions that serve them, such as financial institutions, merchant acquirers and point-of-sale integrators, on a worldwide basis. Our solutions enable payment and commerce in a variety of environments, including traditional multilane and countertop implementations, self-service or unattended environments, portable deployments, mobile point-of-sale solutions, as well as fully integrated point of sale solutions. Our solutions include electronic payment devices; field services such as installation, repair and warranty; and software such as estate management, security and gateway services. We recently introduced Verifone Engage, our new family of interactive, commerce-enabled payment devices that we believe offer a new and innovative connected payments experience. We have also recently launched Verifone Carbon 8 and 10, an integrated dual-screen cloud-based point-of-sale solution, that enables merchants to run register and business applications from a tablet-sized screen while enabling consumers to pay and interact with a smaller consumer-facing screen. We believe we have one of the leading electronic payment solutions brands and are one of the largest providers of electronic payment and commerce solutions worldwide.

Services continue to be important to our business strategy. During fiscal year 2018, we intend to expand our footprint of connected network endpoints and extend the payment and commerce services into additional devices. In order to provide a broader range of services as part of our solutions, we also seek to connect our terminal systems back to our network, which enables us to leverage a connected network of terminals in our services offerings. We offer a wide portfolio of services, ranging from traditional terminal- related support services and value-added transaction payment services to commerce enablement solutions that are designed to facilitate commerce opportunities for merchants. Our traditional terminal-related support services include professional services related to installation and deployment, helpdesk support, training, equipment repair and maintenance, and software post-contract support. Our value-added transaction services include terminal management services and gateway solutions that enable more efficient routing of transactions, multi-channel acceptance and processing, along with end-to-end encryption to reduce the complexity and costs of Payment Card Industry, or PCI, standards compliance. Our commerce enablement solutions leverage our terminals to engage consumers at the point of sale through value-added applications such as loyalty and couponing applications, targeted offers and real-time reward redemptions. We believe that consumer engagement at the point of sale provides opportunities to increase brand awareness and potential for merchants to grow sales. We intend to provide applications to merchants who have connected to our gateways that improve the efficiency in the way that they run their businesses. We also intend to launch a commerce enablement platform that links smart terminals and technology gateways in order to provide our clients with integrated tools to enhance and enrich the commerce experience at the point of sale, as well as improve their back office efficiency.

We believe continued innovation in terminal solutions, strategic expansion of our value-added services in key markets, including both developed and emerging markets, and investment in our payments and commerce enablement solutions are important components of our business strategy. We intend to focus on our solutions as a key driver of growth globally, including emphasis on growing the number of devices connected to our gateways. We also intend to focus our efforts on expanding our business in new geographic markets for us such as Japan and expanding our presence in emerging markets such as India and Indonesia and in new market segments such as hospitality, quick-service restaurant and pay-at-the-table in the United States.

Our Business Organization

During fiscal year 2017, we managed our business as a single business unit, Verifone Solutions, which is focused on delivering seamless and simple-to-implement solutions that are integrated with our services offerings, including our device, payment, commerce and security-related services offerings. Within Verifone Solutions, we have two global product lines: Verifone Systems and Verifone Services. Verifone Systems delivers point of sale electronic payment devices that run our unique operating systems, security and encryption software, and certified payment software for both payments and commerce. Verifone Services delivers device- related leasing and maintenance, payment transaction routing and reporting, and commerce-based services such as advertising on digital screens. For segment and geographic information, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Segment Results of Operations, Note 1, Principles of Consolidation and Summary of Significant Accounting Policies and Note 14, Segment and Geographic Information, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Our Industry Trends

The electronic payment solutions industry encompasses systems, software, and services that enable the acceptance and processing of electronic payments for goods and services, enable commerce and provide other value-added functionality at the point of sale. The electronic payment system is an important part of the payment infrastructure, serving as the interface between consumers and merchants at the point of sale, as well as the link between the consumer transaction at the point of sale and the payment transaction processing infrastructure.

The global payments industry continues to move towards electronic payment transactions. Consumer habits continue to shift to higher volumes of non-cash transactions with demand for additional payment options. In developed markets, such as the U.S., the continued shift to electronic payments is characterized by an increasing volume of transactions, including an increase in volume of low value card transactions, through multiple payment forms. Our industry continues to move toward advanced payment technologies and methods, and has also seen the emergence of new market entrants, including outside the traditional point of sale providers. Certain regions, such as parts of Europe, Latin America, and Asia-Pacific, currently have relatively low rates of electronic payments, but are experiencing a growing number of such transactions. The adoption of electronic payments in emerging markets is driven primarily by economic growth, infrastructure development, expanding presence of Internet and wireless connectivity and support from governments seeking to modernize their economies and to encourage electronic payment transactions as a means of driving commerce and improving tax collection. In some emerging markets, the trend toward non-cash transactions is driving the need for innovative solutions to address access barriers to large populations of consumers who are not using or able to use the banking and financial systems.

Security continues to be a driving factor in our industry. Payment transaction security needs to become increasingly sophisticated as security threats become more sophisticated, as new payment methods, especially mobile payments, are introduced, and as payment transaction volumes increase. Further, new payment types and platforms make payment transactions more operationally complex and thus exacerbate security concerns and increase the need for security solutions. In the last few years, a number of retailers and banks reported customer or client data breaches and other fraudulent activities, which heightened awareness of data security and increased demand for security solutions in payments systems, including accelerating the adoption of EMV, a Europay, MasterCard and Visa chip based card acceptance payment method, which became the payment standard in other countries. In addition to offering products that are independently certified to meet security standards, we provide secure commerce architecture as well as transaction encryption and tokenization services to facilitate an end-to-end security solution for payments. Our security solutions must continue to evolve to meet changing needs and threats.

We anticipate that the industry will see growing demand for mobile and portable point of sale solutions. In recent years, the increased use of wireless Internet connectivity driven by expanded network coverage, faster communication speeds and reduced costs has driven demand for compact, easy-to-use, and reliable mobile point of sale, or mPOS, payment solutions. We expect rising demand for mPOS devices, including increasing utilization of smartphones and tablets based on the Apple iOS, Google Android, and Microsoft Windows operating systems to conduct payment transactions and to enable new mobile retailing solutions for merchants. Wireless portable devices and mobile devices, such as smartphones and tablets, are also increasingly being used as multi-purpose hardware and integrated software platforms that are being adopted for commerce, payments, and complementary applications, and tablet-based point of sale systems are becoming more common as all-in-one merchant management systems.

Portable and mobile devices may have shorter technology refresh cycles than traditional electronic payment devices. In particular, major telecommunications carriers around the world are phasing out their 2G/GPRS networks in favor of faster and more advanced technologies, such as 3G or later-generation networks.

We expect continued advancement in payment technologies driven by demand for payment solutions that accommodate different payment methods, such as EMV and near field communications, or NFC, and across multiple channels while maintaining a consistent consumer experience. Technological innovation in the payments industry continues to advance as indicated by the emergence and adoption of new payment methods, such as contactless, NFC, and mobile cloud-based payments, including card not present options. We believe that security concerns driven by a number of recent high-profile security breaches at major retailers and banks continues to drive demand for EMV solutions in the United States. Electronic payment methods such as, Apple Pay, whereby consumers are able to use their smartphones to make payments by tapping their phones on a point of sale terminal, such as ours, have increased visibility into NFC which may spur more adoption of NFC, particularly as NFC transactions are considered EMV compliant. We are also working with PayPal, Google, Samsung and other partners to increase the acceptance of digital wallets at large retailers across the U.S. through our NFC-enabled devices. We also believe the potential adoption of EMV in Japan may create new opportunities for us.

Overall, merchants are striving to enrich the consumer experience and to accommodate consumer expectations for payment flexibility by offering a variety of payment options and other value-added services at the point of sale. Merchants increasingly seek more sophisticated tools integrated with payment systems that enable a consistent and seamless experience for consumers across multiple delivery channels, both online and offline. We expect this trend to create a need for a single platform that can support different payment options and delivery channels, and that is offered on a managed service basis to reduce risk and time to market. With the continued emergence of new and innovative technologies, our markets have become increasingly complex, which has in turn driven increasing interest by merchants to outsource managed services solutions such as terminal estate management, gateway transaction services, and payment systems implementation and management.

We expect merchants to increasingly seek to have rich and dynamic interactions with consumers. Customized relevant content at the point of sale, such as promotions, offers, coupons, merchandise suggestions and loyalty programs, offer a means to enrich the consumer experience, particularly in retail and hospitality environments. The time between the initiation and completion of a transaction on a media-enabled payment solution provides merchants the opportunity to engage with consumers. Furthermore, incorporation of emerging technologies, such as Bluetooth low energy, or BLE, and beacons into payment solutions provides consumers with a more personalized experience, while merchants benefit from enhanced ways to engage customers in the store and to streamline the consumer shopping experience across channels.

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

We expect compliance requirements and regulatory mandates applicable to our industry will continue to expand. Compliance requirements include government regulations related to the prevention of identity theft, as well as operating regulation safeguards issued by the credit and debit card associations. The Payment Card Industry Security Standards Council (PCI SSC) oversees and unifies industry standards, known as PCI standards, to enhance payment card data security and serve as a framework for the safe handling of cardholder information. These standards continually evolve to become more stringent and increasingly dependent on complex measures to protect all payment related data. Compliance requirements and regulatory mandates continue to evolve to accommodate new payment types and related security concerns.

Our products and solutions generally must be certified against applicable payment industry requirements and mandates. The continual evolution of industry security standards drives recertification and replacement of electronic payment systems. In addition to meeting the PCI standards, additional governmental regulations over payment card data security may apply and require separate local certifications in certain non-U.S. countries, such as Australia and Brazil. Certain other countries also have their own set of compliance and certification requirements for payment card data security, including Germany, the United Kingdom, and the Netherlands. Furthermore, in order for our products to be allowed to connect to payment networks, we must obtain certification of the relevant products and solutions with card associations, financial institutions, and payment processors and comply with local government and telecommunications regulations. Some of these certification processes may take up to twelve months to complete. See Item 1, Business-Industry Standards and Government Regulations, for a more detailed description of these standards and regulations.

Products and Services

Our System Solutions

Our system solutions consist of point of sale electronic payment devices that run both our unique operating system and Android, security and encryption software, and certified payment software. Verifone's systems solutions are designed to suit our clients' needs in a variety of environments, including traditional multilane and countertop implementations, self-service and unattended environments, in-vehicle and portable deployments, mobile point-of-sale solutions, as well as fully integrated iPOS solutions. These solutions can securely process a wide range of payment types including signature and PIN-based debit cards, credit cards, NFC/contactless/radio frequency identification cards, or RFID cards, smart cards, pre-paid gift and other stored-value cards, electronic bill payment, signature capture and electronic benefits transfer, or EBT. Verifone's unique architecture enables multiple value-added applications, including third-party applications, such as gift card and loyalty card programs, healthcare insurance eligibility, and time and attendance tracking, and allows these services to reside on the same system without requiring recertification upon the addition of new applications. We recently launched payment system solutions that enable us to deliver richer media and more complex commerce enablement services on our payment terminals to our merchant clients. Verifone Engage transforms the point of sale into more meaningful interactions, and Verifone Carbon powerfully integrates payment and applications into a single system.

Countertop and PIN pads

Designed with merchant and consumer needs in mind, our suite of countertop solutions incorporate compact design, easy installation and consumer-friendly features. Our countertop solutions accept a wide variety of payment options, including contactless, NFC, mobile wallets, and EMV, and support a range of applications, such as pre-paid products, including gift cards and loyalty programs. We also supply secure PIN pads that support credit and debit card, EBT, EMV, and other PIN-based transactions, and include multiple connectivity options and NFC capability. Our countertop solutions support a wide range of certified applications that are either built into electronic payment systems or connect to electronic cash registers, or ECRs, and point of sale systems.

Multilane

Our multilane consumer facing commerce devices are designed to allow merchants, particularly in the multi-lane retail environment, to engage in direct consumer interaction through customized multimedia content, in-store promotions, digital offers, and other value-added services using a point of sale device. With these devices, the merchant is able to enrich the customer experience while enabling new merchant revenue opportunities. These products offer features that are important to servicing customers in a multi-lane retail environment, such as user-friendly interfaces, ECR compatibility, durable key pads, multimedia displays and signature capture functionality. Our solutions also support these same features in self-service market segments such as taxis, parking lots/garages, ticketing machines, vending machines, gas pumps, self-checkouts, and quick service restaurants.

Portable and Mobile

Our portable payment devices consist of small, portable, handheld devices that enable merchants to accept electronic payments wherever wireless connectivity is available, and our mobile solutions offer secure mobile payment capabilities for all segments of the mobile point of sale, or mPOS, environment, from large retailers to small merchants, and include devices that attach to, and interface with, iOS, or Android-based smartphones and tablets, enabling these devices to be used as a secure payment device by merchants. Increasingly, clients look for portable options whether to enable electronic payments in new environments or to augment traditional point of sale or ECR environments. Our portable and mobile devices are designed to meet these needs, offering PCI compliant solutions that securely accept a variety of payment types, and providing merchants with increased flexibility to enrich the overall consumer experience whether in or out of the traditional bricks and mortar store location. We expect that market demand for portable and mobile options will continue to grow, particularly in developing countries where wireless and mobile telecommunications networks are being deployed at a much faster rate than wireline networks. We have deployed our portable and mobile solutions in a number of merchant environments, including for retail, restaurant, hospitality, transportation, and delivery businesses where merchants and consumers desire portability but demand secure payment systems to reduce fraud and identity theft.

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

Network Access Solutions

Our network access solutions are designed and customized to support the unique requirements of the electronic payments industry by providing the networking hardware technology and communications infrastructure necessary to achieve connectivity within the point of sale environment. Our Integrated Enterprise Networks are designed to reduce operating costs, protect investments in current legacy networks and work on a wide range of standard network technologies and protocols.

Our Services

We continue to invest in developing a broad portfolio of services complementary to our systems solutions and designed to meet a wide range of merchant and partner needs, including removing complexity from commerce and payments, increasing ease of use, adding value by enriching the consumer experience at the point of sale and helping our clients grow their businesses and strengthen their relationships with consumers. Services are an important part of our business and revenues, accounting for approximately 42.0% of our total net revenues in our fiscal year ended October 31, 2017. We offer a wide portfolio of services, ranging from traditional device related support services, transaction payment services, cloud-based payment services, and commerce enablement offerings that are designed to facilitate commerce and payment opportunities for merchants. Our services offerings include our transaction payment services, managed services and terminal management solutions, security solutions, cloud services, and other value-added services at the point of sale. We also offer a host of support services, including software development, installation and deployment, warranty, post-sale support, repairs, and training.

Device Related Support Services

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

Our payment devices generally carry a standard one-year warranty. For repairs of defective devices covered by such warranties, we either repair or replace the devices at no charge to the client, except for certain shipping and related costs. For repairs of defective devices not covered by such warranties, we offer repair services in many countries or clients may use our authorized service centers to repair the device.

Transaction Payment Services

Our transaction payment services are hosted and managed by us and offered as a subscription-based model that provide clients with the flexibility to outsource a select set of payment operation services and solutions to be managed by us. Our range of services and solutions includes terminal services such as terminal rental and related installation, deployment, on-site terminal servicing, and hardware repair services, as well as gateway transaction payment services such as transaction routing, transaction acceptance processing, transaction reporting, remote device management, and payment value-added services using the client’s choice of processor. Our solutions serve as a platform for deployment of additional value-added programs. Further, our hosted transaction payment service covers 24x7 support, encrypted transactions, integration of new payment methods, ongoing EMV maintenance, merchant support, and PCI compliance, with the aim of reducing operational complexity and costs for clients. Clients also have the option to enable processing of payment types across different channels of a merchant’s business, including credit and debit card payments, online payments for e-commerce applications and mobile platforms. Clients can select full service or other options that meet their immediate business needs, and adjust their subscription service packages to more advanced features and functions as their businesses grow or as the payment industry evolves. We anticipate that outsourcing of payment operations may become more attractive to clients as payment complexity and cost of payment operations increase.

We also offer server-based software that allows merchants to integrate advanced payment functionality into PC-based and other retail systems seamlessly. These products handle the business logic steps related to an electronic payment transaction (credit, debit, gift, and loyalty), including collection of payment-related information from the consumer and merchant, and communication with payment processors for authorization and settlement. These solutions also enable the functionality of peripherals that connect to PC-based electronic payment systems, including consumer-facing products such as secure PIN pads and signature capture devices. Our PAYware software product line, consisting of server-based, enterprise payment software solutions, now includes card acceptance and merchant acquiring solutions, point of sale integration software, value-added payment solutions, and card management systems.

Commerce Services

Omnicommerce

Verifone intends to expand its omnichannel commerce solutions to its global payments and commerce clients who are moving away from single or silo channeled commerce solutions. Omni-channel commerce requires the integration and inter-operability of all card-present and card-not-present solutions. Verifone helps our clients navigate this complexity by integrating Verifone’s next-generation devices with our payment gateways, tokenization engine, and reporting capabilities into a single solution. Clients can then take advantage of our ability to provide a single payments and commerce solution across all sales channels, including mobile, PIN, point of sale, and online transactions. By processing customer transactions through our gateway network, clients gain visibility across sales channels and can provide enhanced and integrated customer experiences. Our tokenization engine, which replaces sensitive card data with a unique digital identifier (a “token”), can be used to generate or retrieve tokens to match transactions with a common card. These tokens can retrieve, access, and analyze purchase data for customers repeatedly using a common payment instrument.

Cloud-Based Managed Services

Verifone offers a wide range of cloud-based managed services that connect our clients with tools that accommodate their business needs and plans. Our cloud-based managed services connect our clients to secure cloud-based transaction processing that is consolidated across payment types. Verifone's cloud-connected software services include remote loading of supported devices with updates for base files and firmware, software and applications. Our cloud-based estate management services provides remote key loading, capabilities to remotely activate contactless, NFC and EMV payment methods, and consolidated reporting and analytics. PAYware Connect, our cloud-based hosted payment solution, consolidates all payment transactions through our payment gateway and enables merchants to process from any internet-connected PC through a single portal. PAYware Connect uses our proprietary VeriShield Total Protect for end-to-end transaction encryption and tokenization and is certified by all of the major payment processing networks. In addition, Verifone intends to offer a cloud-based, commerce app marketplace called Merchant Marketplace to certain merchants who are connected through Verifone’s terminal management solutions. With the Merchant Marketplace, merchants and acquirers can customize the point of sale by downloading third-party or proprietary apps. Commerce enablers can use these apps to improve business operations with enhanced functionality, such as inventory and reporting features, or to personalize the shopping experience with loyalty rewards and product recommendations. These cloud-based solutions are offered globally to retailers, acquirers and merchants in the restaurant and hospitality markets who can host the solution on their own servers, but are also available as part of an omni-channel payments solution hosted by us.

Terminal Management Solutions

Verifone connects our next-generation of devices to the cloud and enables omnicommerce through our proprietary terminal management solution, VHQ. VHQ both connects our devices to our expanded services and enables efficient management of an entire estate of devices with minimal on-site intervention. These estate management services are targeted to retailers, financial institutions, processors with helpdesk operations, and device maintenance companies, and are available for a variety of environments, including retail, healthcare, transit, quick service restaurants and financial services. VHQ connects the devices within a merchant's estate to back office operations, enabling secure and remote deployment of software to point of sale terminals, centralized estate tracking, monitoring and diagnostics, and consolidated information collection and management reports. These integrated device services broaden and enhance Verifone’s service relationship with its clients by enabling rapid device deployment and improved device uptime through remote and predictive maintenance.

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

The percentage of net revenues from our ten largest clients is as follows:

	Years Ended October 31,
	2017	2016	2015
Percentage of net revenues from our ten largest clients	19.4%	19.9%	20.2%

Historically, we have experienced fluctuations of orders from clients based on the timing of client technology refresh cycles and/or client capital expenditure decisions, which typically drive larger volume orders. Timing of such cycles from larger clients, such as large retailers and processors, could cause our net revenues and results of operations to vary from period to period. In addition, the timing of adoption of new technologies, such as EMV in the U.S., and timing of releases of regulatory and industry standards, such as PCI standards, as well as releases of new product introductions can significantly impact net revenues, cost of net revenues and operating expenses. Net revenues from both direct clients and our third-party distributors may decline pending an upcoming standards change or in anticipation of a standards change or new product introduction. However, neither historical patterns of net revenues nor timing of net revenues related to releases of new standards or products should be considered reliable indicators of our future net revenues, results of operations or financial performance.

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

As of October 31, 2017, we had 939 sales and marketing employees, representing approximately 16.8% of our total workforce.

Competition

The markets for our solutions are highly competitive. We compete based on various factors, including product functions and features, product availability and certifications, product quality and reliability, design innovation, interoperability with third-party systems, service offerings, support, brand reputation and pricing. We continue to experience intense competition from traditional point of sale terminal providers for both systems solutions and services. In addition, we have seen some competitors introduce increasingly aggressive pricing for terminal solutions, particularly in certain emerging markets. We also see new companies entering our markets, including entrants offering some form of mobile-device based payment solution as well as low-cost entrants. Some of our competitors may be more established, benefit from greater local recognition in particular countries, and have greater resources within those countries than we do. Finally, certain of our distributor partners may also offer similar services that we strive to offer to our end merchants.

Competition from manufacturers, distributors, or providers of products and services similar to or competitive with our system solutions or services could result in lower market share, price reductions, reduced margins, or could render our solutions obsolete. Some smaller local electronic payment terminal vendors, particularly in Asia-Pacific and Latin America, have also introduced pricing pressures in their markets by offering substantially lower prices. In addition, a number of the financial institutions and payment processors to whom we market our products typically adopt a dual vendor approach for the supply of their point of sale terminals.

We expect to continue to experience significant competition in the future. We compete globally with suppliers, manufacturers, and distributors of electronic payment systems and services as well as suppliers of ECRs that provide built-in electronic payment capabilities and producers of software that facilitates electronic payments over the Internet. Our primary competitors in these markets for point of sale terminals and services include Ingenico S.A., PAX Technology, Ltd., Fujian Newland, Square, SZZT Electronics Co. Ltd., Shenzhen Xinguodu, Equinox Payments, CyberNet Inc., and Spire Payments Ltd. We also compete with NCR Corporation and Oracle Corporation. In addition, we face vigorous competition from smaller companies that have been able to develop strong local or regional customer bases.

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

Most of our clients are large, sophisticated organizations that have significant purchasing power and seek innovative solutions from trusted brands. We believe that we benefit from a number of competitive advantages gained through our more than 35-year history. These advantages include our globally trusted brand name, large installed base, significant involvement in the development of industry standards, security infrastructure, global operating scale, customizable platforms, and investment in research and development. Additionally, we compete primarily on the basis of the following key factors: end-to-end system solutions, industry leading security, product certifications, value-added applications and advanced product features, advanced communications modularity, reliability, supply chain scale and flexibility, and low total cost of ownership.

We expect competition in our industry will be driven by the requirements to respond to increasingly complex and evolving technology, industry certifications, and security standards and requirements, as well as market demands for innovative and flexible payment solution options. We also see the prospect of continued consolidation among suppliers of electronic payment systems as they seek to enhance their capability to carry out research and development and seek other efficiencies, such as in procurement and manufacturing. The rapid technological and other changes in the payments industry have led to increased competition from new technologies and competitors both within and outside our traditional industry.

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

As of October 31, 2017, we had 1,768 R&D employees, representing approximately 31.6% of our total workforce. For the total amounts of our R&D expenses for the fiscal years ended October 31, 2017, 2016, and 2015, see our Consolidated Statements of Operations of this Annual Report on Form 10-K.

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

The following are key standards and requirements that apply to our industry:

Security Standards

Compliance with industry and government security standards are implemented to ensure the integrity of the electronic payment process and protect the privacy of consumers using electronic payment systems. We design our product security architecture to meet the applicable Payment Card Industry Security Standards Council (PCI SSC) established requirements.

Card Association Standards

Payment Card Industry Security Standards Council. Formed in 2006, the PCI SSC develops standards and supporting materials that enhance payment card data security and serve as a framework for the safe handling and protection of cardholder information. The following are the PCI SSC principal standards applicable to our industry:

•
Payment Card Industry Data Security Standard (PCI DSS) provides a specifications framework for the payment card data environment security including, but not limited to, the policies and processes providing the framework for the prevention, detection, and appropriate reaction to security incidents.

•
Payment Card Industry Personal Identification Number (PCI PIN) - provides requirements for the secure management, processing and transmission of Personal Identification Number (PIN) during payment card transaction processing at point-of-sale (POS) terminals, encrypting PIN pads, and unattended payment terminals. PCI PIN requirements apply to organizations involved with handling of PIN data including processing, PIN translation, and/or key management.

•
Payment Card Industry PIN Transaction Security (PTS) provides vendors and manufacturers with the requirements for PIN terminals, including point of sale devices, encrypting PIN pads, and unattended payment terminals.

•	Payment Application Data Security Standard provides a set of standards to help software vendors and others develop secure payment applications.

•
Point-to-Point Encryption (P2PE) provides a set of requirements for vendors, assessors, and point-to-point encryption solution providers to validate their solutions. P2PE certified solutions may help a merchant reduce the scope of their PCI DSS assessments when using a validated P2PE solution for account data acceptance and processing.

EMV Standards. EMV standards are intended to address the growing need for transaction security and interoperability, and are designed to ensure global smart card interoperability across all electronic payment systems. To ensure adherence to this standard, specific certifications are required for all electronic payment systems and their application software. We maintain EMV certifications across our applicable product lines. EMV has already been adopted in many countries outside the U.S., and the adoption of EMV in the U.S. commenced in 2015. EMV is also expected to be adopted in additional countries in the near-term, such as Japan.

Contactless and NFC System Standards. The major card associations have each established a brand around contactless payment, for example, PayPass for MasterCard, Visa payWave and Visa Wave for Visa, ExpressPay for American Express, ZIP for Discover Financial Services, and J/speedy for JCB. Each contactless payment brand has a complete set of specifications, certification requirements and a highly controlled testing and approval process. In addition to EMVCo standards, there are also regional specification and certification and other payment scheme requirements for contactless such as Geldkarte in Germany, and Carte Bancaire in France.

MasterCard PTS and TQM Program. The MasterCard PTS program identifies and addresses stability and security of communications between Internet-enabled point of sale terminals and the acquirer host system using authentication/encryption protocols approved by MasterCard ensuring transaction data integrity. We have successfully achieved VX product-line compliance with the MasterCard PTS security specification regarding security of Internet connected payment systems. As of May 2010, the MasterCard PTS program was subsumed into a PCI SSC PTS 3.x program known as the Open Protocols module. The Open Protocols module addresses point of sale devices that are Internet, WIFI, or GPRS enabled to make sure they are secure. The MasterCard PTS program compliance applies to several of our Internet-enabled products including the VX Evolution series payment systems. The MasterCard TQM (Terminal Quality Management) program was created in 2003 to help ensure the quality and reliability of EMV compliant terminals worldwide. MasterCard's TQM program validates the entire life cycle of the product, from design to manufacturing and deployment, and is in addition to the EMV Level 1 certification. We maintain TQM approval across all EMV Level 1 approved products deployed with EMV applications. The TQM program is now extended to contactless payment systems and is a requirement for achieving a full PayPass approval with MasterCard.

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

Other Regulatory Authorities

Our products must comply with government regulations, including those imposed by the U.S. Federal Communications Commission (the FCC) and similar telecommunications authorities worldwide regarding emissions, radiation, safety, and connections with telephone lines and radio networks. Our products must also comply with recommendations of quasi-regulatory authorities and of standards-setting committees. Our electronic payment systems have been certified as compliant with a large number of national requirements, including those of the FCC and Underwriters Laboratory in the U.S. and similar local requirements in other countries. In addition, wireless network service providers mandate certain standards and certifications applicable to connected devices and systems that operate on their networks. Our wireless electronic payment systems have been certified by certain leading wireless carrier networks around the world.

We are also subject to various other legal and regulatory requirements related to the manufacture and sale of our products, such as the U.S. regulations which require us to implement a management system to evaluate and report on the existence of conflict minerals originating in the Democratic Republic of the Congo in our supply chain, the European Union (EU) directive that places restrictions on the use of hazardous substances (RoHS and RoHS2) in electronic equipment, the EU directive on Waste Electrical and Electronic Equipment (WEEE), and the EU's Registration, Evaluation, Authorization and Restriction of Chemicals (REACH). RoHS and RoHS2 set a framework for producers' obligations in relation to manufacturing (including the amounts of named hazardous substances contained in products sold) and WEEE sets a framework for treatment, labeling, recovery, and recycling of electronic products in the European Union. REACH imposes chemicals regulation and controls including requirements for registration of chemicals on the EU market.

Foreign Operations

For our fiscal years ended October 31, 2017 and 2016, our international net revenues accounted for 66.4% and 59.5%, respectively, of our total net revenues. Margins on our sales of products in foreign countries and on sales of our products generally, which include components sourced from foreign suppliers, can be adversely affected by foreign currency exchange rate fluctuations and by international trade regulations, including tariffs and other applicable duties. See “Foreign Currency Transaction Risk” under Item 7A, Quantitative and Qualitative Disclosures About Market Risk in this Annual Report on Form 10-K. In certain regions outside the U.S., we rely on third-party distributors to market and sell our products in accordance with our policies for promotional efforts and maintenance of adequate technical expertise with respect to our products, and with our requirements for compliance with applicable laws, including for example, trade regulations applicable to our products and anti-corruption laws. Although we generally have contractual relationships with these third parties, if such third parties do not comply with our requirements, we face potential liability, harm to our brand reputation, and disruptions to our business, which could have a material adverse effect on our results of operations.

We outsource our product manufacturing to various suppliers in the Electronic Manufacturing Services (EMS) industry. Our primary EMS providers are located in China, Singapore, Malaysia, Brazil, and Germany. For several of our product lines, we directly ship from our EMS providers to our clients in various countries around the world. Substantially all of our products contain key components that are obtained from foreign sources. These concentrations in external and foreign sources of supply present risks of interruption for reasons beyond our control, including political and other uncertainties. See “Manufacturing Agreements” in Note 13, Commitments and Contingencies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

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

As of October 31, 2017, we held 295 patents and 73 patent applications filed with various patent offices throughout the world, including the U.S., China, France, Germany, and the United Kingdom, among other countries. These patents and patent applications include utility patents, utility models and designs acquired in connection with our acquisitions. We believe that the duration of our patents is adequate relative to the expected lives of our products which generally are expected to be shorter than the terms of our patents due to continual technical innovations in our industry.

We use the Verifone name and logo globally as an important part of the branding of our company and our products, and we register these trademarks in the key jurisdictions where we do business, including the U.S. and the EU. As of October 31, 2017, we held trademark registration in 24 jurisdictions (including registration in the European Union that covers a number of country level registrations we had previously filed) for the “VERIFONE” trademark and in 31 jurisdictions (including registration in the EU that covers a number of country level registrations we had previously filed) for the VERIFONE trademark including our ribbon logo. A new VERIFONE logo was filed in the U.S. and was recently granted (on July 16, 2016). We currently hold trademark registration in the U.S. and a variety of other countries for our product names and other marks.

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

Employees

As of October 31, 2017, we had approximately 5,600 employees worldwide. We have collective bargaining agreements with our employees in France, Spain, Italy, Norway, Sweden, and Brazil and with some in Germany. Our employees in France, Norway, Sweden, and some in Germany are represented by works councils that have the right to certain information and to participate in certain operational decisions affecting the represented employees, such as relocation of office facilities, compensation and benefits, and working hours. We have not experienced any work stoppages, and we believe that we have good employee relations and relationships with the collective bargaining groups and works councils.

Executive Officers

Our executive officers and their ages as of December 18, 2017 are as follows:

Name	Age	Position
Paul Galant	49	Chief Executive Officer
Vin D'Agostino	54	Executive Vice President and Chief Strategy Officer
Albert Liu	45	Executive Vice President, Corporate Development and General Counsel
Glen Robson	49	Executive Vice President, Global Head of Solutions
Marc Rothman	53	Executive Vice President and Chief Financial Officer

Paul Galant. Mr. Galant joined Verifone in October 2013 and serves as our Chief Executive Officer and as a director. Prior to joining Verifone, Mr. Galant served as the Chief Executive Officer of Citigroup Inc.'s Enterprise Payments business since 2010. In this role, Mr. Galant oversaw the design, marketing and implementation of global business-to-consumer and consumer-to-business digital payments solutions. From 2009, Mr. Galant served as Chief Executive Officer of Citi Cards, heading Citigroup's North American and International Credit Cards business. From 2007 to 2009, Mr. Galant served as Chief Executive Officer of Citi Transaction Services, a division of Citi's Institutional Clients Group. From 2002 to 2007, Mr. Galant was the Global Head of the Cash Management business, one of the largest processors of payments globally. Mr. Galant joined Citigroup, a multinational financial services corporation, in 2000. Prior to joining Citigroup, Mr. Galant held positions at Donaldson, Lufkin & Jenrette, Smith Barney, and Credit Suisse. Mr. Galant holds a Bachelor's degree from Cornell University where he graduated a Phillip Merrill Scholar. Mr. Galant currently serves on the board of directors of APX Group Holdings, Inc., a home automation services provider, and Conduent, a business process services provider.

Vin D’Agostino. Mr. D’Agostino joined Verifone in January 2014 and serves as our EVP and Chief Strategy Officer. Mr. D’Agostino is responsible for developing, communicating and executing Verifone’s strategy with our Chief Executive Officer, as well as sustaining corporate strategic initiatives. Additionally, Mr. D’Agostino leads business development activities related to large-scale partnerships and Verifone’s omni-channel work stream. Prior to joining Verifone, Mr. D’Agostino was an executive at JP Morgan Chase since 1985. Most recently, he was responsible for the payment business’ enterprise strategy, corporate development activities and the payment steering committee. Prior to his role at JP Morgan Chase, he was a leader at LabMorgan, with responsibility for the incubation and formation of a real-time e-payment platform, evaluating payment investments and providing payment domain expertise. Prior to these roles, he served in various leadership positions in finance, product management, and operations management in Chase’s securities and payments businesses. Mr. D’Agostino holds a Bachelor of Science degree and MBA in Finance from St. John’s University.

Albert Liu. Mr. Liu serves as our Executive Vice President, Corporate Development and General Counsel. Mr. Liu joined Verifone in October 2008, as Senior Vice President, General Counsel and Corporate Secretary, and was named Executive Vice President, Corporate Development in August 2011. Mr. Liu is responsible for overseeing corporate development and legal. He also serves as the Company's corporate secretary and chief compliance officer. Prior to joining Verifone, he was Vice President, Legal and Corporate Development, and Company Secretary for NETGEAR, Inc., a provider of networking solutions, since October 2004. Mr. Liu also previously served as General Counsel, Director of Human Resources and Secretary of Turnstone Systems, Inc., a supplier of digital subscriber line testing equipment and General Counsel and Secretary for Yipes Enterprise Services, a provider of Ethernet connectivity services. Mr. Liu began practicing law with the firm of Sullivan & Cromwell. Before entering the legal field, he was a software engineer at Tandem Computers. He holds dual degrees in Computer Science and Political Science from Stanford University, and a J.D. (magna cum laude) from the University of California, Hastings College of the Law. He is a member of the State Bar of California.

Glen Robson. Mr. Robson joined Verifone in January 2015 and serves as our Executive Vice President, Global Solutions. Mr. Robson is responsible for delivering innovative solutions built around world-class security products, payment and commerce solutions, differentiated value-added services, and a portfolio of payment systems. Mr. Robson is responsible for overseeing our global engineering, product management and marketing organizations. Prior to joining Verifone, Mr. Robson spent 10 years in engineering management positions with Dell, Inc., served as General Manager and Vice President for Dell’s SMB and Consumer Product Group and most recently as Chief Technology Officer for Dell’s Client’s Product Group. Prior to Dell, Mr. Robson held various engineering management positions at Sun Microsystems. Mr. Robson holds a Master’s of Science in Computer Science from the University of Kent.

Marc Rothman. Mr. Rothman serves as our Executive Vice President and Chief Financial Officer, a position he has held since February 2013 and is responsible for finance, information technology and real estate operations. Before joining VeriFone, Mr. Rothman served as Senior Vice President and Chief Financial Officer of Motorola Mobility Inc. from 2010 to 2012, and also played a central role in Motorola Mobility’s spinoff from its former parent company, Motorola Inc., as well as its sale to Google in 2012. He also served in a number of executive finance positions at Motorola throughout his tenure, beginning in January 2000, including Chief Financial Officer of its Broadband Communications, Public Safety, Networks and Enterprise and Mobile Devices global business segments, as well as Motorola’s Senior Vice President, Corporate Controller and Chief Accounting Officer. From 1995 to 2000, Mr. Rothman served in a number of leadership finance roles at General Instrument, which developed integrated and interactive broadband access solutions, including as its Vice President and Corporate Controller. Prior to that, he was employed for eight years at Deloitte & Touche, Audit Advisory Services. Mr. Rothman is a member of the board of directors of Quantum Corporation, a leading expert in scale-out tiered storage, archive and data protection, and providing solutions for capturing, sharing and preserving digital assets over the entire data lifecycle, and he is also a member of the board of directors of Premier Food Concepts, LLC, an operator and owner of fast-casual Mediterranean restaurants, a privately held company. He holds a Bachelor’s degree in Business from Stockton University, where he graduated with Distinction and is a Certified Public Accountant in California (inactive).

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

The markets for our systems and services are highly competitive and rapidly evolving, and we have been and expect to continue to be subject to significant and increasing competition from existing and new competitors and a variety of technologies. Traditionally, we have competed with other large manufacturers and distributors of electronic point of sale payment solutions, suppliers of cash registers that provide built-in electronic payment capabilities and producers of software that facilitates electronic payment over the Internet. In certain areas, we also compete with smaller companies that have been able to develop strong local or regional customer bases. We compete with companies that are more established, benefit from greater name recognition in particular countries, and have greater resources within those countries than we do. In addition, some of these competitors compete with aggressive pricing. At the same time, we also compete with new and emerging companies that are disrupting traditional markets and sectors. For example, as ridesharing companies and other taxi alternative companies expand and gain market share, the market for our taxi products could be negatively impacted. Failure to anticipate, adapt or keep pace with new technologies could harm our business and impact our future growth. For example, new technologies such as crypto-currencies and distributed ledgers and new authentication technologies (such as biometrics) may result in the introduction of new services and products, and it may be difficult to predict which technological developments or innovations will become widely adopted, how these technologies may be regulated, and how they will impact our offerings and business.

We face downward pressures on prices in many emerging markets, including high growth emerging markets. For example, price competition is typically intense for us in countries such as India, Brazil, Mexico, Southeast Asia and Russia from both global and local competitors. In addition, pricing is increasingly an important factor in our ability to penetrate new markets. Any decrease in our selling prices in order to become and remain competitive in these markets could negatively impact our net revenues, gross margins and results of operations.

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

We operate in an industry that makes us a target of cyber- attacks on our systems and payment solutions. Our business involves the collection, transmission, storage and use of proprietary data or personally-identifying information of our customers, business partners and employees, as well as, in certain cases, end-users of our products or services. We rely on electronic networks, computers, systems, including our gateways, programs to run our business and operations, our employees and third party technology and IT infrastructure providers and, as a result, are potentially exposed to the risk of security breaches, computer or other malware, viruses, social engineering or general hacking, industrial espionage, employee or third party error or malfeasance, or other irregularities or compromises on our systems or those of third parties which could result in the loss or misappropriation of sensitive data, corruption of business data or other disruption to our operations. Outside parties may also attempt to fraudulently induce our employees, customers, business partners, service providers and other users of our solutions to disclose information in order to gain access to sensitive data and our solutions. As we expand our solutions and services and handle increasing volumes and types of sensitive data, we may increasingly become a target of security breach attempts. We have devoted significant resources to security measures, processes and technologies to protect and secure our networks and systems, but they may not be sufficient to protect against threats to our systems and solutions.

The techniques used to obtain unauthorized access to, or to disable or degrade, electronic networks, computers, systems and solutions are rapidly evolving and have become increasingly complex and sophisticated. An increasing number of companies have disclosed security breaches of their IT systems and networks, some of which have involved sophisticated and highly targeted attacks. We believe such incidents are likely to continue, and we are unable to predict the direct or indirect impact of these future attacks to our business. The techniques used to breach security safeguards evolve rapidly, and they may be difficult to detect for an extended period of time or until launched against a target. Even when a security breach is detected, the full extent of the breach may not be determined for some time. Security threats may also be state sponsored and supported by significant financial and technological resources, potentially making them even more difficult to detect. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, as these threats continue to evolve and increase, we may be required to devote significant additional resources to enhance our security measures, processes and technologies and to identify and remediate security vulnerabilities.

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

We have in the past experienced and may in the future experience security breaches related to unauthorized access to sensitive customer information. If the security of our solutions is compromised, our reputation and marketplace acceptance of our solutions will be adversely affected, which would cause our business to suffer. We may also be subject to damages claims, lost sales, fines, investigations or lawsuits, which could lead to restrictions imposed on our business and otherwise adversely affect our results of operations. Also, any reputational damage resulting from a data security breach or system failure at one or more of our clients, merchants or other third parties could decrease the use and acceptance of our products, which could harm our payments volume, revenues and future growth prospects. In addition to the risks relating to general confidential information described above, we may also be subject to specific obligations relating to payment card data. Under payment card rules and obligations, if cardholder information is potentially compromised, we could be liable for associated investigatory expenses and could also incur significant fees or fines if we were to fail to follow payment card industry data security standards. In addition, if we do fail to follow payment card industry data security standards, our ability to market and sell our solutions could suffer, which could materially adversely affect our reputation,financial condition and operating results. The costs associated with preventing breaches in the security of our solutions, such as investment in technology and related personnel and costs associated with the testing and verification of the security of our solutions, could also adversely impact our financial condition and results of operations. While we maintain insurance coverage that is intended to address certain aspects of the data security risks to which we are exposed, our insurance policies carry low coverage limits, and may not be adequate to reimburse us for losses caused by security breaches.

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

•
changes in credit card interchange and assessment fees, which are set by the credit card networks and are a component of the cost of providing some of our product offerings, including transaction payment services and in-taxi payments solutions;

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

We are subject to foreign currency risk including that from economic and political instability which can lead to significant and unpredictable volatility in currency rates, including as a result of significant currency devaluations, which may negatively impact our net revenues, gross margins, results of operations and financial position. Although we engage in some hedging of our foreign currency exposures, we do not hedge all such exposures and our hedging arrangements may not always be effective. The uncertainty with respect to the ability of certain European countries to continue to service their sovereign debt obligations, related European financial restructuring efforts and the eventual exit of the U.K. from the European Union as a result of the Brexit referendum may cause the value of the Euro and the British pound to decline. The current political situation in Ukraine, the sanctions imposed against Russia by certain European nations and the U.S., Russia's response to these sanctions, and any changes in U.S. policy as a result of the 2016 U.S. presidential election may further increase the economic uncertainty in the affected regions and lead to further fluctuation in the value of foreign currencies, such as the Euro and Russian ruble, used in these regions. Similarly, an economic downturn in China or a further decrease in economic growth in China could lead to currency fluctuations that impact us. See “A majority of our net revenues are generated outside the U.S.; accordingly, fluctuations in currency exchange rates may adversely affect our results of operations” and Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk--Foreign Currency Transaction Risk in this Annual Report on Form 10-K for the fiscal year ended October 31, 2017.

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

Our international sales of systems tend to carry lower average selling prices and therefore have lower gross margins than our sales in the United States. We also face downward pressure on prices in certain international markets such as Southeast Asia, where competition from local low-cost and global competitors has intensified, Brazil, where competition has intensified, and India where we continue to work to expand our business. In these and certain other markets, some customers increasingly seek lower-cost solutions suited to their markets that may have similar, different, and in some cases, better features and functionality. In addition, the costs associated with international trade may be higher as a result of the importation costs, duties and trade requirements or other import or export control laws and regulations imposed by some jurisdictions where we do business. As a result, any improvement in our results of operations from our international expansion will likely not be as favorable or profitable as an expansion of similar magnitude in the United States. In addition, if we are unable to accurately predict for any future period our proportion of net revenues that will result from international sales versus sales in the U.S., variations from period to period may lead to volatility in our results of operations and may adversely impact future growth in our earnings.

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

If we inaccurately forecast demand for our products, we could end up with either excess or insufficient inventory to satisfy demand. This problem is exacerbated because our products are offered in a number of different configurations and with a variety of optional features, and we generally receive a significant volume of customer orders towards the end of each fiscal quarter which leaves us little room to adjust inventory mix to match demand, as discussed under “Timing for orders for our products and services can be back-end weighted within the fiscal quarter, which can make our net revenues difficult to predict and can negatively impact our business and results of operations.” During the transition from an existing product to a new replacement product, we must accurately predict the demand for the existing and the new product. Furthermore, introducing new products into our current markets or existing products into new markets involves the uncertainty of whether the market will adopt our product in the volumes and time frames that we anticipate or at all. Our inability to properly manage our inventory levels could lead to increased expenses associated with writing off excessive or obsolete inventory, additional shipping costs to meet immediate demand and a corresponding decline in gross margins, or lost sales. If we do not accurately predict demand, we could also incur increased expenses associated with binding commitments to certain third-party contract manufacturers and suppliers which would negatively impact our gross margins and operating results. For example, as of October 31, 2017, the amount of purchase commitments issued to contract manufacturers and component suppliers totaled approximately $113.5 million. Of this amount, $8.3 million was recorded in Accruals and other current liabilities in our Consolidated Balance Sheets because these commitments were not expected to have future value to us. On April 3, 2017, to lock in pricing on certain components, we committed to purchase $144 million of such components over a four year period, $36 million per year, from one of our existing suppliers. As of October 31, 2017, our remaining non-cancelable commitment under this agreement totaled $103.9 million.

For additional information regarding our commitments to third-party manufacturers and suppliers, see Note 13, Commitments and Contingencies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

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

During the first quarter of 2016, we realigned our organizational structure and changed our reportable segments to be Verifone Systems and Verifone Services. As a result of this change, we realigned our reporting units to be Verifone Systems, Taxi Solutions, and Verifone Services. During the second quarter of 2017, we concluded that the carrying amount of the goodwill related to our former Taxi Solutions reporting unit may not be recoverable. Based on a quantitative assessment, considering potential sales transactions, we concluded that the goodwill was impaired by $17.4 million. There were no indicators of impairment for our Verifone Systems and Verifone Services reporting units during the fiscal year ended October 31, 2017.

Our evaluation of potential impairment of goodwill is subjective, requires significant judgment and could be negatively affected by a variety of factors, including declines in our stock price, failure to meet our internal forecasts, and weakening of macroeconomic conditions or significant changes in management structure or business strategies. If we determine in the future that there is potential further impairment in any of our reporting units, we may be required to record additional charges to earnings, which could materially and adversely affect our financial results and could also materially and adversely affect our business. See Note 10, Goodwill and Purchased Intangible Assets, in the Notes to Consolidated Financial Statements and Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates -- Goodwill, of this Annual Report on Form 10-K for additional information related to impairment of goodwill and intangible assets.

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

We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of proprietary information and personally-identifying information. The regulatory environment surrounding information security and data privacy varies from jurisdiction to jurisdiction and is constantly evolving and increasingly demanding. The restrictions imposed by such laws continue to develop and may require us to incur substantial costs, adopt additional compliance measures, such as notification requirements and corrective actions in the event of a security breach, and/or change our current or planned business models. For example, in the U.S., legislation has in recent years been proposed regarding restrictions on the use of geolocation information collected by mobile devices without consumer consent. If ultimately adopted, such legislation or any other restrictions imposed on use of location-based information or geolocation tracking could impact our implementation of mobile-based payments solutions that utilize such information or technology. In addition, we are already subject to strict data privacy laws in the European Union and other jurisdictions governing the collection, transmission, storage and use of employee data and personally-identifying information. The General Data Protection Regulation (GDPR), coming into effect in Europe in May 2018, creates a range of new compliance obligations and increases financial penalties for non-compliance and extends the scope of the European Union data protection law to all companies processing data of European Union residents, regardless of the company’s location. The GDPR and other privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements. Such regulations increase our compliance and administrative burden significantly.

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

We are also subject to a number of pending tax assessment matters, particularly in Brazil where such assessments can be difficult to defend and result in substantial losses, and in Israel, where we are currently under audit by the Israel Tax Authority for fiscal years 2011 through 2015 and are subject to a substantial potential tax liability and deficiency penalty assessment in the range of several hundred million dollars for our fiscal years 2008 or 2009. While we continue to believe the Israel Tax Authority assessment is without merit and have appealed the assessment, we cannot be sure of the outcome and our ultimate aggregate exposure. See Note 6, Income Taxes and Note 13, Commitments and Contingencies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information related to tax assessment matters.

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

Our effective tax rate could be adversely affected by a number of factors, including shifts in the mix of pretax profits and losses by tax jurisdiction, loss or cessation of tax holidays or other tax benefits, our ability to generate tax credits, our ability to utilize net operating loss carryforwards, the tax impact of nondeductible compensation, and changes in accounting rules, tax laws and regulations, and related interpretations, in the jurisdictions in which we operate. The U.S., countries in the European Union and other countries where we do business have been considering changes in tax laws applicable to multinational corporations. These potential changes in tax laws could have an adverse effect on our effective tax rate. For example, the recent proposals for fundamental U.S. and international tax reform and any changes in laws resulting from the Base Erosion and Profit Shifting project being conducted by the Organization for Economic Cooperation and Development, along with other significant policy initiatives, could have a material impact on us.

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

We have senior secured credit facilities pursuant to a credit agreement as described in Note 11, Financing, in the Notes to Consolidated Financial Statements to this Annual Report on Form 10-K, with outstanding loan balances of $826.9 million as of October 31, 2017.

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

See Note 11, Financing, in the Notes to Consolidated Financial Statements to this Annual Report on Form 10-K for additional information regarding the Credit Agreement.

Our indebtedness and debt service obligations under our Credit Agreement are substantial and may adversely affect our cash flow, cash position, and stock price.

Our outstanding indebtedness and debt service obligations are substantial. As of October 31, 2017, we had total indebtedness outstanding of $826.9 million related to the Credit Agreement, payable in quarterly installments through July 8, 2021. Outstanding amounts may be subject to mandatory prepayment with the proceeds of certain asset sales and debt issuances and, for certain of the loan balances, from a portion of annual excess cash flows (as determined in the Credit Agreement) depending on our total net leverage ratio. See Note 11, Financing, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for a schedule of the principal payments due under our credit facilities.

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

In the U.S., we maintain material sales and administrative offices and research facilities in Clearwater, Florida; Rocklin, California; Alpharetta, Georgia; and Long Island City, New York. Outside the U.S., we maintain material sales and administrative offices and research facilities in India, France, Germany, the United Kingdom, Israel, Canada, Brazil, China, Taiwan, New Zealand, Philippines, Poland, Denmark, Sweden, Finland, Singapore, and Norway. In addition to these material locations, we also have smaller offices globally.

We own the office buildings at two of our locations, while the rest of our locations are leased. We are using substantially all of our currently available productive space to develop, store, market, sell, and distribute our products and services. We believe our facilities, which are used by both of our operating segments, are in good operating condition, suitable for their respective uses, and adequate for our current needs. The following table summarizes the approximate square footage of our leased space around the world.

Approximate Square Footage
Location
North America	587,049
Latin America	128,440
EMEA	598,128
Asia-Pacific	293,786
Total	1,607,403

ITEM 3.    LEGAL PROCEEDINGS

Information with respect to legal proceedings may be found in Note 13, Commitments and Contingencies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K, which section is incorporated herein by reference.

ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock has been quoted on the New York Stock Exchange (NYSE) under the symbol PAY since April 29, 2005. Prior to that time, there was no public market for our stock.
The following table sets forth for the indicated periods, the high and low sale prices of our common stock.

	Fiscal Year 2017 Quarter Ended				Fiscal Year 2016 Quarter Ended
	Oct 31, 2017	Jul 31, 2017	Apr 30, 2017	Jan 31, 2017	Oct 31, 2016	Jul 31, 2016	Apr 30, 2016	Jan 31, 2016
High	$21.48	$20.22	$20.98	$19.09	$20.10	$28.38	$29.60	$31.11
Low	$17.60	$16.92	$17.23	$15.10	$15.04	$17.06	$20.65	$22.32
The closing sale price of our common stock on the NYSE was $17.34 and $19.08 on November 30, 2017 and October 31, 2017, respectively. As of November 30, 2017, there were 71 stockholders of record. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In September 2015, the Company’s Board of Directors authorized a program to repurchase up to $200.0 million of the Company's common stock, with no expiration from the date of authorization. In December 2017, the Company's Board of Directors expanded the program to include an additional $100.0 million of the Company's common stock, with no expiration from the date of authorization, for a total of up to $300.0 million. We have repurchased a total of $150.0 million shares of our common stock under this program. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans. Under the Company's stock repurchase program, shares repurchased are recorded as an adjustment of par value and Accumulated Deficit. The timing and actual amount of the share repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities, including mergers and acquisitions, market conditions and other factors. We are not obligated to repurchase any specific number of shares under the program and the repurchase program may be modified, suspended, or discontinued at any time. For further information, see Note 5, Stock Repurchase Program, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

No shares were repurchased in the fourth quarter of fiscal year 2017.

Securities Authorized for Issuance Under Equity Compensation Plans

Information with respect to Securities Authorized for Issuance Under Equity Compensation may be found in Item 12, Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters, of this Annual Report on Form 10-K, which section is incorporated herein by reference.

Performance Graph

The following graph and table compares the performance of an investment in our common stock over the period of November 1, 2012 through October 31, 2017, beginning with an investment at the closing market price on October 31, 2012, and thereafter, based on the closing price of our common stock on the market, with the S&P Mid Cap 400 Index. The graph and table assume $100 was invested on the start date at the price indicated, and that dividends, if any, were reinvested on the date of payment without payment of any commissions. The performance shown in the graph and table represents past performance, and should not be considered an indication of future performance.

	October 31, 2012	October 31, 2013	October 31, 2014	October 31, 2015	October 31, 2016	October 31, 2017
VeriFone Systems, Inc.	100.00	76.45	125.71	101.69	52.23	64.37
S&P Mid Cap 400 Index	100.00	131.49	144.70	147.36	153.96	187.17
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

	Years Ended October 31,
	2017 (1)	2016 (1)(2)	2015 (1)(3)	2014 (1)(4)	2013 (6)(7)
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenues	$1,870,976	$1,992,149	$2,000,457	$1,868,874	$1,702,221
Operating income (loss)	$(112,378)	$32,779	$106,991	$5,885	$(66,354)
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$(173,829)	$(9,281)	$79,097	$(38,130)	$(296,055)
Net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Basic	$(1.55)	$(0.08)	$0.69	$(0.34)	$(2.73)
Diluted	$(1.55)	$(0.08)	$0.68	$(0.34)	$(2.73)

	As of October 31,
	2017	2016	2015 (3)	2014 (5)(6)	2013 (7)
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$131,029	$148,352	$208,870	$250,187	$268,220
Total assets	$2,322,170	$2,494,807	$2,473,062	$2,681,514	$2,965,295
Current and long-term debt and capital leases	$830,814	$925,913	$799,329	$868,415	$1,011,756

(1)
In fiscal year 2017, 2016, 2015, and 2014 we recorded restructuring and related charges totaling $168.9 million, $46.4 million, $8.8 million and $18.1 million, respectively, as part of cost optimization and corporate transformation initiatives including losses from certain disposals. For further information, see Note 12, Restructuring and related charges, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

(2)
In fiscal year 2016 we recorded $12.0 million in Other income (expense), net, for fair value adjustments associated with contingent consideration. For further information, see Note 8, Financial Instruments, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

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

(5)
In fiscal year 2014 we made early payments against, and then amended and restated the 2011 Credit Agreement. As part of the amendment and restatement, amounts borrowed, together with cash on hand, were used to repay the $938.6 million outstanding balance on the credit agreement as well as the costs associated with the amendment and restatement. For further information, see Note 11, Financing, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

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
Overview: A discussion of our business, significant matters, and financial results highlights for the periods presented.
Results of Operations:
Consolidated Results of Operations: An analysis and discussion of our financial results comparing our consolidated results of operations for the fiscal year ended October 31, 2017 to the fiscal year ended October 31, 2016, and the fiscal year ended October 31, 2016 to the fiscal year ended October 31, 2015.
Segment Results of Operations: An analysis and discussion of our financial results comparing the results of operations for each of our two reportable segments, Verifone Systems and Verifone Services, for the fiscal year ended October 31, 2017 to the fiscal year ended October 31, 2016, and the fiscal year ended October 31, 2016 to the fiscal year ended October 31, 2015.
Financial Outlook: A discussion of our expectations regarding certain trends that may affect our financial condition and results of operations.
Liquidity and Capital Resources: An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.
Contractual Obligations and Off-Balance Sheet Arrangements: Disclosures related to our contractual obligations, contingent liabilities, commitments and off-balance sheet arrangements, as of October 31, 2017.
Critical Accounting Policies and Estimates: A discussion of the accounting policies and estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts, as well as recent accounting pronouncements that have had or are expected to have a material impact on our results of operations.

Overview

Our Business

We are a global leader in payments and commerce solutions. We provide expertise and solutions that add value at the retail point of sale and enable innovative forms of commerce. For over 35 years, we have been a leader in designing, manufacturing, marketing and supplying a broad range of innovative payment solutions, including customer payments acceptance, connectivity between merchants and financial institutions, as well as security and comprehensive payment and commerce services. We focus on delivering solutions that include innovative point of sale payment capabilities, value-added services that increase merchant revenues and enhance the consumer experience, and solutions that enrich and improve the interaction between merchants and consumers and help merchants run their businesses more efficiently. Key industries in which we operate include financial services, retail, petroleum, restaurant, hospitality, transportation and healthcare.

The markets in which we operate are highly competitive. We compete based on various factors, including product functions and features, pricing, product quality and reliability, design innovation, interoperability with third-party systems and brand reputation. We also compete based on product availability and certifications, as well as service offerings and support. We continue to experience competition from traditional point of sale terminal providers as well as suppliers of electronic cash registers (ECRs) that provide built-in electronic payment capabilities and producers of software that facilitates electronic payments over the Internet, and we also see new companies entering our markets, including entrants offering various forms of mobile device based payment options. In certain geographic markets, such as Brazil, we see customers requiring a choice of lower cost offerings. This trend has increased competition and pricing pressures in those geographies.

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

Systems

Sales of our point of sale electronic payment devices and systems comprise approximately 58.0%, 62.1% and 65.5% of our net revenues in the fiscal years ended October 31, 2017, 2016 and 2015, respectively. Our point of sale electronic payment devices run our unique operating systems, security and encryption software, and certified payment software. Our systems solutions are designed to suit our clients' needs in a variety of environments, including traditional multilane and countertop implementations, self-service or unattended environments, in-vehicle and portable deployments, mobile point-of-sale solutions, as well as fully integrated point of sale solutions. Our solutions can securely process a wide range of payment types including signature and PIN-based debit cards, credit cards, NFC/contactless/radio frequency identification cards, or RFID cards, smart cards, pre-paid gift and other stored-value cards, electronic bill payment, signature capture and electronic benefits transfer, or EBT. Our unique architecture enables multiple value-added applications, including third-party applications, such as gift card and loyalty card programs, healthcare insurance eligibility and time and attendance tracking, and allows these applications to reside on the same system without requiring recertification upon the addition of new applications. During the past year we introduced Verifone Engage, the next generation of our best-selling suite of devices, which is a family of interactive, commerce-enabled payment devices that we believe offer an innovative connected payments experience. We also launched Verifone Carbon, an integrated dual-screen connected point of sale solution that enables merchants to run register and business applications from a tablet screen while enabling consumers to pay and interact with a consumer-facing screen. Combining our Verifone Engage and Carbon payment solutions with our mobile family of devices, we are able to deliver rich media and complex commerce enablement services on our payment terminals to our merchant clients, as well as mobile solutions and products geared for price sensitive emerging markets.

Services

Services are an important part of our business and revenues, accounting for approximately 42.0%, 37.9% and 34.5% of our net revenues in the fiscal years ended October 31, 2017, 2016 and 2015, respectively. We offer a wide portfolio of services, ranging from traditional device related support services, transaction payment services and commerce enablement offerings that are designed to facilitate commerce and payment opportunities for merchants, to cloud-based services. Our services offerings include transaction services, managed services and terminal management solutions, security solutions, cloud services, and other value-added services at the point of sale. We also offer a host of support services, including software development, installation and deployment, warranty, post-sale support, repairs, and training.

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

China Business

During June 2017, we completed the divestiture of a controlling interest in Verifone Systems (China), Inc., the entity which operated our China business. In connection with this divestiture, we retained a 30% preferred equity interest in the form of non-voting equity that has a liquidation preference of $29.0 million and is non-convertible for an initial two year period. We recorded a $24.4 million loss in connection with the sale of this business. Revenues from this business totaled $11.2 million, $16.4 million, and $40.1 million for the fiscal years ended October 31, 2017, 2016, and 2015 respectively. Historical operating losses from this business totaled $7.2 million, $15.3 million, and $7.0 million for the fiscal years ended October 31, 2017, 2016, and 2015 respectively.

Petroleum Media Business

During April 2017, we exited our petroleum media business by terminating certain customer agreements and contributing certain assets to a newly formed business, Gas Media, in exchange for a 50% ownership interest in that business. We recorded a net $67.6 million charge in connection with the divestiture and planned contract terminations.

Taxi Solutions Business

During March 2017, we committed to a plan to sell our former Taxi Solutions reporting unit, which was sold on December 11, 2017. During the second quarter of fiscal year 2017 we recorded a $17.4 million goodwill impairment, considering potential sales transactions and the then fair value of the reporting unit and we classified the net assets and liabilities of this business, including Accounts receivable, Prepaid expenses and other current assets, Fixed Assets, Goodwill, Purchased intangible assets, net and Accruals and other current liabilities, as held for sale. Additionally, during fiscal year 2017, based upon continued negotiations of potential sales transactions, management updated the fair value of the assets held for sale, resulting in charges totaling $50.2 million. Revenues from this business totaled $106.5 million, $123.3 million, and $119.9 million for the fiscal years ended October 31, 2017, 2016, and 2015 respectively. Operating losses from this business totaled $4.5 million and $0.9 million for the fiscal years ended October 31, 2017, and 2015 respectively, and operating income of $4.4 million for the fiscal year ended October 31, 2016.

Restructuring Plans

Additionally, as part of cost optimization and corporate transformation initiatives, our management has approved, committed to and initiated various restructuring plans to reduce headcount, exit under-performing businesses, and consolidate facilities and data centers over the past two years. During June 2017, our management committed to a new plan under which we have spent $11.8 million primarily related to headcount reductions. This plan is expected to be substantially complete by the end of fiscal year 2018. During June 2016, our management committed to a restructuring plan that is substantially complete and under which we have incurred charges totaling $20.7 million.

Financial Results Highlights

Overall

•
Services net revenues for the fiscal year ended October 31, 2017 increased by $18.8 million or 2.4% compared to the prior year, and grew to 42% of total net revenues from 38% of total net revenues, year over year, reflecting our progress executing our strategy to transform Verifone from primarily a terminal sales company to a platform services company.

•
Total research and development, sales and marketing, and general and administrative expenses for the fiscal year ended October 31, 2017 decreased by $33.9 million to $595.2 million from $629.1 million in the prior year, reflecting our focus on restructuring and efficiency initiatives including divesting non-strategic and capital intensive businesses, operating system consolidations and streamlining back office operations.

•	Net cash provided by operating activities for the fiscal year ended October 31, 2017 was $166.0 million reflecting our continued emphasis on working capital management.

Results of Operations

Consolidated Results of Operations

	Years Ended October 31,
	2017	% of Net revenues (1)	2016	% of Net revenues (1)	2015	% of Net revenues (1)
	(in thousands, except percentages)
Net revenues:
Systems	$1,085,478	58.0%	$1,236,361	62.1%	$1,309,628	65.5%
Services	785,498	42.0%	755,788	37.9%	690,829	34.5%
Total net revenues	1,870,976	100.0%	1,992,149	100.0%	2,000,457	100.0%

Gross margin:
Systems	396,923	36.6%	492,050	39.8%	535,812	40.9%
Services	316,089	40.2%	302,261	40.0%	290,171	42.0%
Total gross margin	713,012	38.1%	794,311	39.9%	825,983	41.3%

Operating expenses:
Research and development	211,615	11.3%	207,503	10.4%	198,135	9.9%
Sales and marketing	193,982	10.4%	217,039	10.9%	224,745	11.2%
General and administrative	189,635	10.1%	204,552	10.3%	203,978	10.2%
Restructuring and related charges	143,152	7.7%	41,254	2.1%	8,429	0.4%
Litigation settlement and loss contingency expense	—	—%	650	—%	1,213	0.1%
Amortization of purchased intangible assets	69,622	3.7%	90,534	4.5%	82,492	4.1%
Goodwill impairment	17,384	0.9%	—	—%	—	—%
Total operating expenses	825,390	44.0%	761,532	38.2%	718,992	35.9%
Operating income (loss)	(112,378)	(6.0)%	32,779	1.6%	106,991	5.3%
Interest expense, net	(33,197)	(1.8)%	(34,564)	(1.7)%	(31,455)	(1.6)%
Other income (expense), net	2,756	0.1%	3,612	0.2%	(2,588)	(0.1)%
Income (loss) before income taxes	(142,819)	(7.6)%	1,827	0.1%	72,948	3.6%
Income tax provision (benefit)	32,500	1.7%	11,527	0.6%	(7,409)	(0.4)%
Consolidated net income (loss)	$(175,319)	(9.4)%	$(9,700)	(0.5)%	$80,357	4.0%

(1) Systems and Services gross margin as a percentage of net revenues is computed as a percentage of the corresponding Systems and Services net revenues.

Fiscal Year 2017 compared to Fiscal Year 2016

Net revenues for the fiscal year ended October 31, 2017 were $1.87 billion, compared to $1.99 billion for the fiscal year ended October 31, 2016, down $121.1 million or 6.1%. Net revenues decreased primarily due to decreased demand for EMV enabled devices in North America, as well as the timing of certain large customer purchases. See further discussion of revenues by segment and geography below.

Net Revenues by Geography

	Years Ended October 31,
	2017	% of Net revenues	2016	% of Net revenues
	(in thousands, except percentages)
Net Revenues
North America	$630,201	33.7%	$803,616	40.3%
Latin America	271,029	14.5%	247,949	12.4%
EMEA	735,360	39.3%	738,261	37.1%
Asia-Pacific	234,386	12.5%	202,323	10.2%
Total	$1,870,976	100.0%	$1,992,149	100.0%

•
North America net revenues decreased $173.4 million, due primarily to reduced demand for our EMV capable terminals by customers that had upgraded to products that support EMV requirements in the prior fiscal year.

•
Latin America net revenues increased $23.1 million, due primarily to changes in timing of purchase decisions by large customers, which were influenced by factors such as macroeconomic conditions and compliance with various government e-payment initiatives.

•
EMEA net revenues decreased $2.9 million, as a result of changes in timing of purchase decisions, which were influenced by factors such as macroeconomic conditions, government fiscalization programs and timing of customer technology refreshes. Partially offsetting these factors, EMEA net revenues increased $9.9 million due to our acquisition of InterCard, which closed in December 2015.

•	Asia-Pacific net revenues increased $32.1 million, due primarily to increases in point-of-sale device sales in India as a result of government demonetization initiatives.

Gross margin for the fiscal year ended October 31, 2017 was $713.0 million or 38.1% of net revenues, compared to $794.3 million, or 39.9% of net revenues, for the fiscal year ended October 31, 2016, down $81.3 million or 1.8 percentage points. Gross margin in dollars decreased primarily due to the decrease in net revenues, a $10.6 million charge related to the divestiture of our petroleum media business and an $11.1 million charge related to our China business divestiture. Gross margin as a percentage of net revenues decreased due primarily to changes in geographic and product mix, such as decreases in net revenues from North America, which generally have higher gross margins compared to other geographies, as well as the charges associated with our petroleum media and China business divestitures.

Research and development for the fiscal year ended October 31, 2017 was $211.6 million, compared to $207.5 million for the fiscal year ended October 31, 2016, up $4.1 million or 2.0%, due primarily to write downs of capitalized software development and acquired intangible assets totaling $16.1 million. The remaining research and development expenses decreased $12.1 million year over year primarily as a result of higher costs in the prior year associated with additional personnel and outside resources that were hired to develop and bring next generation products and solutions, such as our recently launched Verifone Engage and Carbon payment solutions to market.

Sales and marketing for the fiscal year ended October 31, 2017 was $194.0 million, compared to $217.0 million for the fiscal year ended October 31, 2016, down $23.0 million or 10.6%, due primarily to reduced variable costs associated with lower revenues and decreased spend associated with cost savings initiatives.

General and administrative for the fiscal year ended October 31, 2017 was $189.6 million, compared to $204.6 million for the fiscal year ended October 31, 2016, down $15.0 million or 7.3%, due primarily to decreased spend as a result of cost savings initiatives.

Restructuring and related charges for the fiscal year ended October 31, 2017 was $143.2 million, compared to $41.3 million for the fiscal year ended October 31, 2016, up $101.9 million, primarily as a result of our business divestitures. The $143.2 million charge in the fiscal year ended October 31, 2017 is comprised primarily of a $102.0 million fair value write-down associated with assets held for sale, a $28.1 million charge related to contract cancellation obligations and a $12.3 million employee and facility related restructuring charge. The $41.3 million charge in the fiscal year ended October 31, 2016 is comprised of a $22.0 million fair value write-down associated with assets held for sale, a $13.0 million employee and facility related restructuring charge, and a $6.3 million charge related to a contract cancellation.

Amortization of purchased intangible assets for the fiscal year ended October 31, 2017 was $69.6 million compared to $90.5 million for the fiscal year ended October 31, 2016, down $20.9 million or 23.1%, primarily because a portion of our purchased intangible assets were fully amortized in the prior fiscal year, partially offset by an increase in amortization for purchased intangible assets associated with acquired businesses.

Goodwill impairment for the fiscal year ended October 31, 2017 was $17.4 million related to our former Taxi Solutions reporting unit based on a quantitative assessment and potential sales transactions.

Income tax provision (benefit) for the fiscal year ended October 31, 2017 was a $32.5 million provision, compared to a $11.5 million provision for the fiscal year ended October 31, 2016, up $21.0 million. The income tax provision for the fiscal year ended October 31, 2017 was primarily related to foreign taxes and an increase to reserves for unrecognized tax benefits. The income tax provision for the fiscal year ended October 31, 2016 was primarily related to an increase in foreign taxes, partially offset by tax benefits related to release of reserves for unrecognized tax benefits in jurisdictions where statutes of limitations expired and audits were settled.

Fiscal Year 2016 compared to Fiscal Year 2015

Net revenues for the fiscal year ended October 31, 2016 were $1.99 billion, compared to $2.00 billion for the fiscal year ended October 31, 2015, down $8.4 million or 0.4%, net of a $77.8 million negative foreign currency impact. Systems net revenues decreased $73.3 million primarily as a result of decreased demand that was substantially offset by a $64.9 million increase in Services net revenues, which is primarily from acquired businesses. The foreign currency impact was due primarily to a decrease in the values of the Brazilian real, the Argentine peso, the South African rand, and the British Pound. (See further discussion of revenues by segment and geography below.)

Net Revenues by Geography

	Years Ended October 31,
	2016	% of Net revenues	2015	% of Net revenues
	(in thousands, except percentages)
Net Revenues
North America	$803,616	40.3%	$791,655	39.6%
Latin America	247,949	12.4%	275,706	13.8%
EMEA	738,261	37.1%	696,346	34.8%
Asia-Pacific	202,323	10.2%	236,750	11.8%
Total	$1,992,149	100.0%	$2,000,457	100.0%

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

Gross margin for the fiscal year ended October 31, 2016 was $794.3 million or 39.9% of total net revenues, compared to $826.0 million, or 41.3% of total net revenues, for the fiscal year ended October 31, 2015, down $31.7 million or 1.4 percentage points. Gross margin in dollars decreased due primarily to the decrease in net revenues. Gross margin as a percentage of net revenues decreased due primarily to changes in geographic and product and services mix. For example, in North America net revenues have shifted from higher margin large customers who completed substantial EMV roll outs in the prior year to more purchases in the current year by our distributors and petroleum customers purchasing products with lower margin. In addition, we experienced competitive pricing pressures in Latin America that have resulted in lower margins year over year.

Research and development for the fiscal year ended October 31, 2016 was $207.5 million compared to $198.1 million for the fiscal year ended October 31, 2015, up $9.4 million or 4.7%, due primarily to an increase in personnel related and outside contractor expenses associated with our fiscal year 2016 acquisitions and our ongoing investment in additional resources to develop and bring next generation products and solutions to market.

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

Restructuring and related charges for the fiscal year ended October 31, 2016 was $41.3 million, compared to $8.4 million for the fiscal year ended October 31, 2015, up $32.9 million, due primarily to a $22.0 million write-down to reflect assets held for sale at fair value and a $6.3 million charge to operating expenses for costs to terminate a contract related to a service we no longer offer.

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

Fiscal Year 2017 compared to Fiscal Year 2016

	Years Ended October 31,
	2017	% of Net revenues	2016	% of Net revenues
	(in thousands, except percentages)
Net revenues	$1,085,478	57.9%	$1,236,361	61.6%
Operating income	$176,722	16.3%	$252,326	20.4%

Net revenues for the fiscal year ended October 31, 2017 were $1.09 billion, compared to $1.24 billion for the fiscal year ended October 31, 2016, down $150.9 million or 12.2%. Net revenues from our EMV capable devices decreased by $163.0 million due primarily to reduced demand by customers that had upgraded to products that support EMV requirements in the prior year and EMV liability deadline extensions for the petroleum market. Net revenues from the sale of unattended, portable and mobile devices increased by $28.0 million due primarily to increased demand in India related to the government demonetization initiatives, which was partially offset by decreased demand in Europe related to the timing of customer tenders.

Operating income for the fiscal year ended October 31, 2017 was $176.7 million or 16.3% of net revenues, compared to $252.3 million or 20.4% of net revenues for the fiscal year end October 31, 2016, down $75.6 million or 4.2 percentage points. Operating income in dollars decreased due primarily to reduced net revenues and higher costs associated with the recent launch of our new Verifone Engage and Carbon payment solutions. Operating income as a percentage of net revenues decreased due primarily to changes in geographic and product mix, such as the shift away from North America, which generally has higher margins compared to other geographies.

Fiscal Year 2016 compared to Fiscal Year 2015

	Years Ended October 31,
	2016	% of Net revenues	2015	% of Net revenues
	(in thousands, except percentages)
Net revenues	$1,236,361	61.6%	$1,309,628	65.5%
Operating income	$252,326	20.4%	$294,857	22.5%

Net revenues for the fiscal year ended October 31, 2016 were $1.236 billion, compared to $1.310 billion for the fiscal year ended October 31, 2015, down $73.3 million or 5.6%, net of a $46.8 million negative impact due to unfavorable foreign currency fluctuations. Net revenues from the sale of countertop and pinpad devices decreased $42.8 million, due primarily to reduced customer demand in Asia-Pacific, as well as decreases in customer demand due to economic weakness and competitive pricing pressures in Latin America. Net revenues from the sale of multilane products decreased $111.6 million due primarily to reduced demand for our EMV capable devices by certain Tier 1 retailers that had upgraded to products that support EMV requirements in the prior year. Net revenues from the sale of petroleum products increased $108.9 million due primarily to increasing adoption of EMV capable devices. Net revenues from the sale of portable and mobile devices decreased $25.0 million due primarily to decrease in demand by large customers as they rolled out new terminals with EMV capabilities in fiscal year 2015 that did not recur.

Operating income for the fiscal year ended October 31, 2016 was $252.3 million or 20.4% of net revenues, compared to $294.9 million or 22.5% of net revenues for the fiscal year ended October 31, 2015, down $42.5 million or 2.1 percentage points. Operating income in dollars decreased due primarily to reduced revenue, partially offset by decreased spend associated with cost savings initiatives.

Verifone Services Net Revenues and Operating Income

Verifone Services offers a wide portfolio of services and subscription-based solutions that are designed to be complementary to our Systems. These services range from traditional device related support services, transaction payment services, cloud-based payment services, and commerce enablement offerings that are designed to facilitate commerce and payment opportunities for merchants. Our traditional terminal-related support services include professional services related to installation and deployment, helpdesk support, training, equipment repair and maintenance and software post-contract support. Our value-added transaction services include terminal management services and gateway solutions that enable more efficient routing of transactions, multi-channel acceptance and processing, along with end-to-end encryption to reduce the complexity and costs of Payment Card Industry, or PCI, standards compliance. Our commerce enablement solutions leverage our terminals to engage consumers at the point of sale through value-added applications such as loyalty and couponing applications, targeted offers and real-time reward redemptions. Our omni-channel services provide seamless interoperability between online and offline payments.

Fiscal Year 2017 compared to Fiscal Year 2016

	Years Ended October 31,
	2017	% of Net revenues	2016	% of Net revenues
	(in thousands, except percentages)
Net revenues	$788,491	42.1%	$769,715	38.4%
Operating income	$206,840	26.2%	$198,426	25.8%

Net revenues for the fiscal year ended October 31, 2017 were $788.5 million compared to $769.7 million for the fiscal year ended October 31, 2016, up $18.8 million or 2.4%, due primarily to increased demand for device-related and payment-related services solutions, particularly in EMEA. These increases were partially offset by a $16.8 million decrease in revenues from our Taxi Solutions business, as well as the impact of exiting our petroleum media business in April 2017, which generated $4.9 million revenues in the fiscal year ended October 31, 2017 compared to $19.2 million revenues in the fiscal year ended October 31, 2016.

Operating income for the fiscal year ended October 31, 2017 was $206.8 million or 26.2% of net revenues, compared to $198.4 million or 25.8% of net revenues for the fiscal year ended October 31, 2016, up $8.4 million or 0.5 percentage points. Operating income in dollars increased due primarily to increases in net revenues and decreases in operating expenses, as well as due to our exit from the petroleum media business in April 2017 that incurred operating losses in the prior year. Operating income as a percentage of net revenues increased due primarily to changes in geographic and product mix, decreases in operating expenses and the absence of the lower petro media product margins.

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

Operating income for the fiscal year ended October 31, 2016 was $198.4 million or 25.8% of net revenues, compared to $178.8 million or 25.8% of net revenues for the fiscal year ended October 31, 2015, up $19.7 million and flat as a percentage of net revenues. Operating income in dollars increased due primarily to increases in net revenues. Operating income as a percentage of net revenues remained flat as higher margins from our recently acquired businesses, InterCard and AJB were fully offset by changes in geographic mix.

Financial Outlook

Overview

We expect the timing and amount of revenue to continue to be impacted by factors such as our recent divestitures, the timing of our customers' technology refresh cycles, changes in distribution and distributor inventory levels, the timing of new product releases and certifications, macroeconomic conditions, local competitive and pricing dynamics, and uncertain political conditions in certain markets.

Recent and Planned Divestitures

As part of our strategic review of under-performing businesses, we have divested several businesses, including our China and Taxi Solutions businesses. Revenue from our China and Taxi Solutions businesses totaled $117.7 million in fiscal year 2017 and $139.7 million in fiscal year 2016. We expect our revenues to decrease in the future as a result of these divestitures, but expect the divestitures to have a positive effect on operating margins.

Technology and Industry Standards

We expect the timing of new product releases and industry standards to continue to have a significant impact on our net revenues. Net revenues can vary significantly when larger customers or distributors cancel or delay orders due to changes in regulatory and industry standards, budget considerations, product feature availability, dual vendor sourcing requirements, technology refresh cycles, economic conditions or other concerns that impact their business or purchasing decisions. Also, demand for electronic payment systems may eventually reach a saturation point, at which time customers might slow or end expansion projects. We expect to generate additional net revenues in the U.S. related to the continued adoption of EMV standards in the future, particularly by the petroleum market and small and medium businesses, and increased desire for mobile payment devices, although the timing of any related revenues will depend on the timing of decisions by merchants. We expect that timing of merchant decisions will continue to depend on when EMV certifications are completed as well as payments-industry mandated compliance timelines. We expect growth in emerging markets as economic conditions improve and those markets make efforts to modernize to cashless payment systems.

Global Markets and Competition

As a result of our global customer base, we expect that our net revenues will continue to be impacted by macroeconomic conditions such as foreign currency fluctuations, economic sanctions and other trade restrictions, and changing global oil prices, particularly in certain markets such as Argentina, Brazil, Russia, the Middle East and Africa, as well as electronics payment initiatives, such as in Thailand. We expect that prolonged economic weakness in Latin America and uncertain political conditions in certain other markets, such as Turkey, may have a continued negative impact on our ability to do business or operate at a desired level.

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

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance working capital, pay for contractual commitments, service our debt and make capital expenditures and investments. As of October 31, 2017, our primary sources of liquidity were $131.0 million of cash and cash equivalents, as well as amounts available to us under the revolving loan that is part of our Credit Agreement.

Cash and cash equivalents as of October 31, 2017 included $129.8 million held by our foreign subsidiaries. If we decide to distribute or use the cash and cash equivalents held by our foreign subsidiaries outside those foreign jurisdictions, including a distribution to the U.S., we may be subject to additional taxes or costs, or face regulatory restrictions on the amount of cash that can be distributed out of some countries.

We also held $12.7 million in restricted cash as of October 31, 2017, which comprised of cash held on behalf of customers as part of our transaction processing services.

As of October 31, 2017, our outstanding borrowings consisted of a $465.0 million term A loan, $193.5 million term B loan, $168.4 million drawn against a revolving loan commitment and $10.7 million under capital leases and other debt. In addition, $331.6 million was available for draw on the revolving loan commitment, subject to covenant requirements. See Note 11, Financing, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information regarding our borrowings. We were in compliance with all financial covenants under our credit agreement as of October 31, 2017.

As of October 31, 2017, we had outstanding interest rate swap agreements to effectively convert $400.0 million of the term A loan from a floating rate plus applicable margin to a 1.20% fixed rate plus applicable margin.

As part of our cost optimization and corporate transformation initiatives, we have approved restructuring plans and canceled contracts under which we made cash payments totaling $26.9 million during fiscal year 2017. We expect to make additional cash payments totaling approximately $9.5 million under approved restructuring plans in fiscal year 2018 and may approve additional restructuring plans as our transformation initiatives continue. We are also obligated to spend approximately $18.4 million pursuant to canceled customer contracts.

As of October 31, 2017, we are authorized to repurchase shares of our common stock with an aggregate value of up to $50.0 million. The timing and actual amount of the share repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities, including mergers and acquisitions, market conditions and other factors. We are not obligated to repurchase any specific number of shares under the program and the repurchase program may be modified, suspended or discontinued at any time. In December 2017, our Board of Directors authorized us to expand the stock repurchase program to allow the repurchase of additional shares of our common stock with an aggregate value of up to $100.0 million, with no expiration from the date of authorization. As of December 18, 2017, there was $150.0 million remaining available for stock repurchases under this program.

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

Bank Guarantees

We have issued bank guarantees with maturities ranging from two months to eight years to certain of our customers and vendors as required in some countries to support certain performance obligations under our service or other agreements with those parties. As of October 31, 2017, the maximum amount that may become payable under these guarantees was $15.9 million, of which $2.1 million was collateralized by restricted cash deposits.

In addition, in connection with our investment in Gas Station TV we have agreed to guarantee, in certain circumstances, up to $12.5 million of debt issued to Gas Media. As of October 31, 2017, we have not made any payments and no amounts are accrued related to this guarantee.

Statement of Cash Flows

The net increase (decrease) in cash, cash equivalents and restricted cash are summarized in the following table (in thousands):

	Years Ended October 31,
	2017	Change	2016	Change	2015
Net cash provided by (used in):
Operating activities	$165,966	$(31,470)	$197,436	$(50,693)	$248,129
Investing activities	(72,706)	202,483	(275,189)	(146,740)	(128,449)
Financing activities	(112,457)	(136,816)	24,359	157,917	(133,558)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	3,745	7,039	(3,294)	25,920	(29,214)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(15,452)	$41,236	$(56,688)	$(13,596)	$(43,092)

Fiscal Year 2017 vs. Fiscal Year 2016

Operating Activities

Net cash provided by operating activities for the fiscal year ended October 31, 2017 was $166.0 million, down $31.5 million from $197.4 million in cash provided during the fiscal year ended October 31, 2016. Cash provided by operations before changes in operating assets and liabilities decreased by $63.0 million, which is primarily due to our $165.6 million increased operating loss, which included $114.5 million of non-cash restructure charges, compared to $31.2 million in the prior year period. This decrease was substantially offset by a $31.6 million increase in cash provided by changes in operating assets and liabilities, due primarily to our continued focus on better working capital management.

Investing Activities

Net cash used in investing activities for the fiscal year ended October 31, 2017 was $72.7 million, compared to $275.2 million for the fiscal year ended October 31, 2016, down $202.5 million, due primarily to $172.2 million in payments for acquired businesses during the fiscal year ended October 31, 2016, compared to $5.0 million during the fiscal year ended October 31, 2017. Additionally, capital expenditures decreased $38.0 million year over year due primarily to cost savings initiatives and the divestiture of our Petro Media business, which was capital intensive.

Financing Activities

Net cash used in financing activities for the fiscal year ended October 31, 2017 was $112.5 million compared to $24.4 million in cash provided during the fiscal year ended October 31, 2016, a $136.8 million change, due primarily to a $284.3 million decrease in proceeds from new debt related to fewer business acquisitions in the current year, offset by a $67.4 million decrease in debt repayments and $79.9 million in stock repurchases during the fiscal year ended October 31, 2016 that did not recur. We had no stock repurchases during the fiscal year ended October 31, 2017.

Fiscal Year 2016 vs. Fiscal Year 2015

Operating Activities

Net cash provided by operating activities for the fiscal year ended October 31, 2016 was $197.4 million, down $50.7 million from $248.1 million in cash provided during the fiscal year ended October 31, 2015, primarily due to a $90.1 million decrease in consolidated net income partially offset by a $34.6 million improvement as a result of better working capital management.

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

Contractual Obligations

The following table summarizes our contractual obligations as of October 31, 2017 (in thousands):

	Years Ended October 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Amended and restated Credit Agreement (1)	$91,490	$595,103	$9,541	$192,488	$—	$—	$888,622
Operating leases (2)	39,717	28,528	23,250	16,333	9,520	7,481	124,829
Minimum purchase obligations	145,374	36,000	36,000	—	—	—	217,374
Other loans	7,555	2,404	1,065	82	36	245	11,387
Total	$284,136	$662,035	$69,856	$208,903	$9,556	$7,726	$1,242,212

(1)
Contractual obligations for the amended and restated Credit Agreement include interest calculated using the rate in effect as of October 31, 2017 applied to the expected outstanding debt balance considering the minimum principal payments due each year.

(2)
Operating leases include $50.3 million of minimum contractual obligations on leases for our taxi solutions business where payments are based upon the number of operational taxicabs with our advertising displays as of October 31, 2017. On December 11, 2017, we divested our Taxi Solutions business and the buyer assumed responsibility for these operating lease commitments.

As of October 31, 2017, our contractual obligations consist of obligations under debt, capital leases, operating leases, purchase commitments and other contractual obligations. On April 3, 2017, we committed to purchase $144 million of components over a four year period, a total of $36 million each year, to lock in pricing from one of our existing suppliers. As of October 31, 2017, our remaining non-cancelable commitment under this agreement totaled $103.9 million.

As of October 31, 2017, the amount payable for unrecognized tax benefits was $37.4 million, including accrued interest and penalties, none of which is expected to be paid within one year. This amount is included in Other long-term liabilities in our Consolidated Balance Sheets as of October 31, 2017. We are unable to make a reasonably reliable estimate as to when cash settlement with the applicable taxing authorities may occur.

As of October 31, 2017 we have agreed to guarantee, in certain circumstances, up to $12.5 million of debt that was issued to Gas Media. We are unable to make a reasonably reliable estimate as to when or if we will need to pay this guaranteed debt.

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

During the fiscal year 2017, we assessed the fair value of the taxi assets held for sale, considering potential sale transactions and expected future cash flows and categorized it as Level 3 in the fair value hierarchy, and recorded charges totaling $50.2 million to write those assets down to their fair value as of October 31, 2017.

Goodwill

We review the goodwill allocated to each of our reporting units for possible impairment annually on August 1 and whenever events or changes in circumstances indicate its carrying amount may not be recoverable. When assessing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we perform an impairment test. If, we conclude otherwise, then no further action is taken. When performing an impairment test, we have the option to perform a qualitative or quantitative assessment. In a quantitative impairment test, we measure the recoverability of goodwill by comparing a reporting unit's carrying amount, including goodwill, to the estimated fair value of the reporting unit, and record an impairment charge for any excess.

In assessing the qualitative factors, we assess relevant events and circumstances that may impact the fair value and the carrying amount of the reporting unit. The identification of relevant events and circumstances, and how these may impact a reporting unit's fair value or carrying amount involves significant judgments and assumptions. The judgment and assumptions include the identification of macroeconomic conditions, industry, and market considerations, cost factors, overall financial performance, Verifone-specific events, and share price trends, and making the assessment as to whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such impact.

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

During the fiscal year 2017, there were circumstances which indicated that the carrying amount of the goodwill related to our former Taxi Solutions reporting unit may not be recoverable. Based on a quantitative assessment, considering potential sale transactions, we concluded that the goodwill was impaired, and recorded a $17.4 million impairment charge for the fiscal year ended October 31, 2017.

Equity Investments

We evaluate our equity investments to determine whether an investee is a variable interest entity. If we conclude that an investee is a variable interest entity, we evaluate our power to direct the activities of the investee, our obligation to absorb the expected losses of the investee and our right to receive the expected residual returns of the investee to determine whether we are the primary beneficiary of the investee. If we are the primary beneficiary of a variable interest entity, we consolidate such entity and reflect the noncontrolling interest of other beneficiaries of that entity. If we conclude that an investee is not a variable interest entity, we do not consolidate the investee and account for the investment under either the equity method or cost method.

The determination of whether an entity is a variable interest entity and or whether we are the primary beneficiary of the entity is highly judgmental. The fair value of our equity investments is dependent on the performance of the investee companies as well as volatility inherent in the external markets for these investments. In assessing the potential impairment of these investments, we consider these factors as well as the forecasted financial performance of the investees and market values, where available. If these forecasts are not met or market values indicate an other-than-temporary decline in value, impairment charges may be required.

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

We enter into arrangements with customers that include multiple deliverables. Significant judgment is required to determine the appropriate accounting for multiple element arrangements including: (1) whether elements represent separate deliverables; (2) the estimated selling price (ESP) for each deliverable; (3) the arrangement consideration to be allocated among the deliverables; (4) when to recognize net revenues on the deliverables; and (5) whether undelivered elements are essential to the functionality of delivered elements. Further, our determination of ESP involves assessing factors such as the cost to produce the deliverable, the anticipated margin on that deliverable, the economic conditions and trends, the selling price and profit margin for similar parts, and our ongoing pricing strategy and policies.

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

Contingencies and Litigation

The outcome of litigation is inherently uncertain and subject to numerous factors outside of our control. Significant judgment is required when we assess the likelihood of any adverse judgments or outcomes to a potential claim or legal proceeding and, if and when the outcomes of the claims or proceedings are probable and/or reasonably estimable the potential ranges of probable or reasonable possible losses. A determination of the amount of accrued liabilities required, if any, for these contingencies is made after the analysis of each matter. Because of uncertainties related to these matters, we base our estimates on the information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation, and may revise our estimates. Any revisions in the estimates of potential liabilities could have a material impact on our results of operations and financial position.

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

Interest Rate Risk

We are exposed to interest rate risk related to our borrowings. These borrowings generally bear interest based upon the one-month LIBOR rate. As of October 31, 2017, a 100 basis point increase in interest rates on our borrowings subject to variable interest rate fluctuations would increase our interest expense by approximately $5.7 million annually.
As of October 31, 2017, we had outstanding interest rate swap agreements to effectively convert $400.0 million of the term A loan from a floating rate plus applicable margin to a 1.20% fixed rate plus applicable margin through March 30, 2018. In addition, we have an outstanding interest rate swap agreement to effectively convert $350.0 million of the term A loan to a fixed rate of 0.975% plus applicable margin from March 30, 2018 through June 30, 2019.

We generally hold most of our cash in non-interest bearing bank accounts. However, some of the funds are placed in overnight and short-term instruments, which would earn more interest income if market interest rates rise and less interest income if market interest rates fall.

Foreign Currency Transaction Risk

Customers outside the U.S. account for a substantial majority of our sales. A substantial portion of the net revenues we generate from international sales is denominated in currencies other than the U.S. dollar, particularly the Euro, Brazilian real, Swedish krona, Australian dollar, and the British pound. Additionally, portions of our cost of net revenues and operating expenses are incurred by our international operations and are denominated in currencies other than the U.S. dollar. For consolidated reporting, net revenues and expenses denominated in currencies other than the U.S. dollar, which we refer to as Income Statement Exposures, are translated to the U.S. dollar at average currency exchange rates for the period. Thus, even if foreign operating results were stable, fluctuating currency rates may produce volatile reported results. We have from time to time made efforts to mitigate Income Statement Exposures by hedging with currency derivatives. As of October 31, 2017 and 2016, we had no derivatives related to Income Statement Exposures. We may in the future use foreign exchange forward contracts or other derivatives to hedge Income Statement Exposures, depending upon the risks of the exposures, the costs of hedging, and other considerations. However, hedges of Income Statement Exposures will only mitigate a portion of our risk and only for a short period.

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

Our outstanding foreign exchange forward contracts as of October 31, 2017 are presented in the table below (in thousands). The fair value of the contracts represents the difference between the spot currency rate at October 31, 2017 and the contracted rate. All of these forward contracts mature within 30 days of October 31, 2017.

	Currency	Local Currency Contract Amount	Currency	Contracted Amount	Fair Market Value at October 31, 2017
Contracts to (buy) sell non-USD currencies:
Argentine peso	ARS	(160,000)	USD	8,937	$30
Australian dollar	AUD	(17,000)	USD	13,011	(7)
British Pound	GBP	(12,000)	USD	15,752	6
Canadian dollar	CAD	(16,000)	USD	12,417	(16)
Euro	EUR	53,000	USD	(61,532)	(12)
Indian rupee	INR	250,000	USD	(3,841)	13
Israeli shekel	ILS	195,000	USD	(55,092)	163
Mexican peso	MXN	(110,000)	USD	5,714	5
New Taiwan dollar	TWD	(150,000)	USD	4,964	(22)
New Zealand dollar	NZD	(4,000)	USD	2,747	—
Norwegian Kroner	NOK	200,000	USD	(24,472)	(10)
South African rand	ZAR	(140,000)	USD	9,851	21
South Korean won	KRW	(4,000,000)	USD	3,551	(26)
Swedish Krona	SEK	160,000	USD	(19,137)	(14)
Thai Baht	THB	(300,000)	USD	9,010	1
Turkish Lira	TRY	(20,000)	USD	5,206	(9)
Total fair value					$123

As of October 31, 2017, our Balance Sheet Exposures amounted to $269.6 million. These Balance Sheet Exposures were partially offset by foreign exchange forward contracts with a notional amount of $255.4 million. Based on our net exposures as of October 31, 2017, a 10% fluctuation in currency exchange rates would result in a gain or loss of approximately $1.4 million.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of VeriFone Systems, Inc.

We have audited the accompanying consolidated balance sheets of VeriFone Systems, Inc. as of October 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended October 31, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VeriFone Systems, Inc. at October 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VeriFone Systems, Inc.'s internal control over financial reporting as of October 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated December 18, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California
December 18, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of VeriFone Systems, Inc.
We have audited VeriFone Systems, Inc.'s internal control over financial reporting as of October 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). VeriFone Systems, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, VeriFone Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VeriFone Systems, Inc. as of October 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended October 31, 2017 and our report dated December 18, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
San Jose, California
December 18, 2017

VERIFONE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended October 31,
	2017	2016	2015
	(In thousands, except per share data)
Net revenues:
Systems	1,085,478	1,236,361	1,309,628
Services	785,498	755,788	690,829
Total net revenues	1,870,976	1,992,149	2,000,457
Cost of net revenues:
Systems	688,555	744,311	773,816
Services	469,409	453,527	400,658
Total cost of net revenues	1,157,964	1,197,838	1,174,474
Gross margin	713,012	794,311	825,983
Operating expenses:
Research and development	211,615	207,503	198,135
Sales and marketing	193,982	217,039	224,745
General and administrative	189,635	204,552	203,978
Restructuring and related charges	143,152	41,254	8,429
Litigation settlement and loss contingency expense	—	650	1,213
Amortization of purchased intangible assets	69,622	90,534	82,492
Goodwill impairment	17,384	—	—
Total operating expenses	825,390	761,532	718,992
Operating income (loss)	(112,378)	32,779	106,991
Interest expense, net	(33,197)	(34,564)	(31,455)
Other income (expense), net	2,756	3,612	(2,588)
Income (loss) before income taxes	(142,819)	1,827	72,948
Income tax provision (benefit)	32,500	11,527	(7,409)
Consolidated net income (loss)	(175,319)	(9,700)	80,357
Net income (loss) attributable to noncontrolling interests	(1,490)	(419)	1,260
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$(173,829)	$(9,281)	$79,097
Net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Basic	$(1.55)	$(0.08)	$0.69
Diluted	$(1.55)	$(0.08)	$0.68
Weighted average number of shares used in computing net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Basic	111,817	110,829	114,044
Diluted	111,817	110,829	115,934
The accompanying notes are an integral part of these consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended October 31,
	2017	2016	2015
	( In thousands)
Consolidated net income (loss)	$(175,319)	$(9,700)	$80,357

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	60,512	(46,618)	(183,895)
Unrealized gain (loss) on derivatives designated as cash flow hedges
Change in unrealized gain (loss) on derivatives designated as cash flow hedges	3,062	(1,971)	(7,830)
Amounts reclassified from Accumulated other comprehensive loss	1,171	3,961	4,141
Net change in unrealized gain (loss) on derivatives designated as cash flow hedges	4,233	1,990	(3,689)
Change in other	1,966	(4,045)	93
Other comprehensive income (loss)	66,711	(48,673)	(187,491)
Total comprehensive loss	(108,608)	(58,373)	(107,134)
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	(9,201)	(419)	1,260
Comprehensive loss attributable to VeriFone Systems, Inc. stockholders	$(99,407)	$(57,954)	$(108,394)

The accompanying notes are an integral part of these consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	October 31,
	2017	2016
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$131,029	$148,352
Accounts receivable, net of allowances of $7,900 and $9,240, respectively	322,667	323,447
Inventories	126,563	175,231
Prepaid expenses and other current assets	138,396	110,397
Total current assets	718,655	757,427
Property and equipment, net	127,872	202,277
Purchased intangible assets, net	236,378	306,298
Goodwill	1,104,370	1,110,493
Deferred tax assets, net	33,089	36,989
Other long-term assets	101,806	81,323
Total assets	$2,322,170	$2,494,807
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$144,761	$154,574
Accruals and other current liabilities	227,295	213,411
Deferred revenue, net	101,427	104,797
Short-term debt	68,770	66,017
Total current liabilities	542,253	538,799
Long-term deferred revenue, net	61,788	66,516
Deferred tax liabilities, net	97,524	99,371
Long-term debt	762,044	859,896
Other long-term liabilities	76,089	76,840
Total liabilities	1,539,698	1,641,422
Commitments and contingencies
Redeemable noncontrolling interest in subsidiary	262	4,980
Stockholders’ equity:
Preferred stock: $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 112,367 and 111,261 shares issued and outstanding as of October 31, 2017 and 2016, respectively	1,124	1,113
Additional paid-in capital	1,812,209	1,771,951
Accumulated deficit	(792,168)	(618,339)
Accumulated other comprehensive loss	(266,572)	(340,994)
Total VeriFone Systems, Inc. stockholders’ equity	754,593	813,731
Noncontrolling interests in subsidiaries	27,617	34,674
Total equity	782,210	848,405
Total liabilities, redeemable noncontrolling interest in subsidiary and equity	$2,322,170	$2,494,807
The accompanying notes are an integral part of these consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock Voting		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non- controlling interest in subsidiaries	Total Equity
	Shares	Amount
		(In thousands)
Balance as of October 31, 2014	113,314	$1,133	$1,675,695	$(538,208)	$(104,830)	$1,033,790	$36,108	$1,069,898
Issuance of common stock, net of issuance costs	1,828	19	12,885	—	—	12,904	—	12,904
Tax payments related to restricted stock units	—	—	(4,571)	—	—	(4,571)	—	(4,571)
Stock-based compensation expense	—	—	42,253	—	—	42,253	—	42,253
Tax effects of stock-based compensation	—	—	(268)	—	—	(268)	—	(268)
Stock repurchases	(2,458)	(27)	—	(76,605)	—	(76,632)	—	(76,632)
Adjustment on redemption of noncontrolling interest	—	—	422	—	—	422	—	422
Dividends paid to noncontrolling interests shareholders	—	—	—	—	—	—	(2,412)	(2,412)
Total comprehensive income (loss)	—	—	—	79,097	(187,491)	(108,394)	1,241	(107,153)
Balance as of October 31, 2015	112,684	1,125	1,726,416	(535,716)	(292,321)	899,504	34,937	934,441
Issuance of common stock, net of issuance costs	1,411	14	5,061	—	—	5,075	—	5,075
Tax payments related to restricted stock units	—	—	(1,969)	—	—	(1,969)	—	(1,969)
Stock-based compensation expense	—	—	42,278	—	—	42,278	—	42,278
Tax effects of stock-based compensation	—	—	165	—	—	165	—	165
Stock repurchases	(2,834)	(26)	—	(73,342)	—	(73,368)	—	(73,368)
Dividends paid to noncontrolling interests shareholders	—	—	—	—	—	—	(2,293)	(2,293)
Total comprehensive income (loss)	—	—	—	(9,281)	(48,673)	(57,954)	2,030	(55,924)
Balance as of October 31, 2016	111,261	1,113	1,771,951	(618,339)	(340,994)	813,731	34,674	848,405
Issuance of common stock, net of issuance costs	1,106	11	1,136	—	—	1,147	—	1,147
Tax payments related to restricted stock units	—	—	(1,692)	—	—	(1,692)	—	(1,692)
Stock-based compensation expense	—	—	40,814	—	—	40,814	—	40,814
Dividends paid to noncontrolling interests shareholders	—	—	—	—	—	—	(2,574)	(2,574)
Total comprehensive income (loss)	—	—	—	(173,829)	74,422	(99,407)	(4,483)	(103,890)
Balance as of October 31, 2017	112,367	$1,124	$1,812,209	$(792,168)	$(266,572)	$754,593	$27,617	$782,210

The accompanying notes are an integral part of these consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities
Consolidated net income (loss)	$(175,319)	$(9,700)	80,357
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization	140,727	179,236	169,400
Stock-based compensation expense	40,013	42,278	42,253
Deferred income taxes, net	835	(13,980)	(31,574)
Non-cash restructuring and related charges	114,534	31,208	—
Goodwill and other long lived asset impairments	33,524	—	1,076
Other	5,483	(6,225)	11,974
Net cash provided by operating activities before changes in operating assets and liabilities	159,797	222,817	273,486
Changes in operating assets and liabilities:
Accounts receivable, net	(11,597)	59,600	(75,432)
Inventories	30,402	(45,679)	(16,415)
Prepaid expenses and other assets	(8,600)	4,475	(18,092)
Accounts payable	(7,561)	(39,571)	41,206
Deferred revenue, net	(6,984)	28,708	12,707
Other current and long-term liabilities	10,509	(32,914)	30,669
Net change in operating assets and liabilities	6,169	(25,381)	(25,357)
Net cash provided by operating activities	165,966	197,436	248,129
Cash flows from investing activities
Capital expenditures	(67,324)	(105,335)	(106,492)
Acquisitions of businesses, net of cash and cash equivalents acquired	(4,973)	(172,219)	(22,072)
Divestiture of businesses	1,469	—	—
Other investing activities, net	(1,878)	2,365	115
Net cash used in investing activities	(72,706)	(275,189)	(128,449)
Cash flows from financing activities
Proceeds from debt, net of issuance costs	276,085	560,378	125,000
Repayments of debt	(385,744)	(453,054)	(198,289)
Stock repurchases	—	(79,866)	(70,134)
Other financing activities, net	(2,798)	(3,099)	9,865
Net cash provided by (used in) financing activities	(112,457)	24,359	(133,558)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	3,745	(3,294)	(29,214)
Net decrease in cash, cash equivalents and restricted cash	(15,452)	(56,688)	(43,092)
Cash, cash equivalents and restricted cash, beginning of period	159,181	215,869	258,961
Cash, cash equivalents and restricted cash, end of period	$143,729	$159,181	$215,869
Supplemental disclosures of cash flow information
Cash paid for interest	$29,465	$29,757	$27,301
Cash paid for income taxes	$29,532	$28,203	$20,529

The accompanying notes are an integral part of these consolidated financial statements.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Principles of Consolidation and Summary of Significant Accounting Policies

Business Description

We are a global leader in payments and commerce solutions. We provide expertise, solutions and services that add value at the retail point-of-sale and enable innovative forms of commerce. For over 35 years, we have been designing, manufacturing, marketing and supplying a broad range of payment solutions, including customer payments acceptance, connectivity between merchants and financial institutions, as well as security and comprehensive payment and commerce services. We focus on delivering innovative point-of-sale payment capabilities, value-added services that increase merchant revenues and enhance the consumer experience, and solutions that enrich and improve the interaction between merchant and consumers. Today we are an industry leader in multi-application payment systems deployments. Key industries in which we operate include financial services, retail, petroleum, restaurant, hospitality, taxi, transportation, and healthcare.

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

Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of VeriFone Systems, Inc. and our wholly-owned and majority-owned subsidiaries, including a variable interest entity where we are deemed to be the primary beneficiary. Amounts pertaining to the noncontrolling ownership interests held by third parties in the operating results and financial position of our majority-owned subsidiaries are reported as noncontrolling interests. All intercompany accounts and transactions have been eliminated. The Consolidated Financial Statements also include the results of companies acquired by us from the date of each acquisition. Investments in businesses that we do not control, but in which we have the ability to exercise significant influence over operating and financial matters, are accounted for using the equity method.

We have two operating segments: Verifone Systems and Verifone Services. Verifone Systems delivers point of sale electronic payment devices that run our unique operating systems, security and encryption software and certified payment software for both payments and commerce. Verifone Services delivers device related services and maintenance, payment transaction routing and reporting, and commerce based services. Our reportable segments and reporting units are the same as our operating segments.

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

Revenue Recognition

System solutions net revenues include net revenues from the sale of products and associated perpetual software licenses and accessories. Services net revenues include net revenues from payment-related services, installation, customer support, repair services related to our System solutions, transaction processing, custom software development, and extended warranties, as well as from advertising in and on taxis, and leases of our products.

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

We recognize revenue from operating lease arrangements over the term of the applicable lease arrangements. Net revenues from operating lease arrangements represent less than 5% of our total net revenues and are classified as Services net revenues.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition for Multiple-Element Arrangements

When an arrangement includes multiple deliverables, we allocate the arrangement consideration to each deliverable qualifying as a separate unit of accounting based on its relative selling price at the inception of the arrangement. We determine the relative selling price based on the estimated selling price (ESP) using vendor specific objective evidence (VSOE), if it exists, and otherwise third-party evidence (TPE). If neither VSOE nor TPE exists for a unit of accounting, we use best estimated selling price (BESP).

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

Amortization related to capitalized software development costs totaled $7.1 million, $5.1 million, and $5.5 million, for the fiscal years ended October 31, 2017, 2016, and 2015, respectively. Unamortized capitalized software development costs totaled $50.7 million and $55.1 million as of October 31, 2017 and 2016, respectively, and are recorded as a component of Other long-term assets in our Consolidated Balance Sheets.

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

We have established valuation allowances on U.S. deferred tax assets and certain non-U.S. deferred tax assets because realization of these tax benefits through future taxable income is not more likely than not as of October 31, 2017 and 2016. We intend to maintain the valuation allowances until sufficient positive evidence exists to support the reversal of the valuation allowances. We make estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from the estimates, the amount of the valuation allowance could be materially impacted. An increase in the valuation allowance would result in additional tax expense in such period.

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

Fair Value Measurements

We measure and record certain of our financial assets and liabilities at fair value on a recurring basis. We also apply the provisions of fair value measurement to various non-recurring measurements for our financial and non-financial assets and liabilities.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity Investments

We evaluate our equity investments to determine whether an investee is a variable interest entity. If we conclude that an investee is a variable interest entity, we evaluate our power to direct the activities of the investee, our obligation to absorb the expected losses of the investee and our right to receive the expected residual returns of the investee to determine whether we are the primary beneficiary of the investee. If we are the primary beneficiary of a variable interest entity, we consolidate such entity and reflect the noncontrolling interest of other beneficiaries of that entity. If we conclude that an investee is not a variable interest entity, we do not consolidate the investee and account for the investment under either the equity method or cost method.

We periodically reassess whether we are the primary beneficiary of a VIE. The reassessment process considers whether we have acquired the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances. We also reconsider whether entities previously determined not to be VIEs have become VIEs, and vice versa, based on changes in facts and circumstances including changes in contractual arrangements and capital structure.

Equity investments are accounted for under the equity method if we are able to exert significant influence over the investee but do not have a controlling financial interest. If we do not have significant influence over the investee, we account for it under the cost method. The carrying value of equity investments are included in Other long-term assets in our Consolidated Balance Sheets.

Equity method investments are initially recorded at fair value and are adjusted for our proportionate share of the earnings and losses of the equity method investee. Earnings and losses of equity method investments are based on the most recently available financial statements of the investee and are included in Other income (expense), net in our Consolidated Statements of Operations. Basis differences between the cost of an equity method investment and the underlying equity in the long-lived assets are amortized over the estimated economic useful life of the underlying long-lived asset and the amortization expense is included in Other income (expense), net in our Consolidated Statement of Operations.

We periodically review our cost and equity method investments for impairment and record a reduction in the carrying value, if and when necessary.

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

Gains and losses arising from derivative financial instruments that are designated as cash flow hedges are recorded in Accumulated other comprehensive loss, and are subsequently reclassified into earnings in the period or periods during which the underlying transactions affect earnings. When we enter into hedges we formally assess hedge effectiveness and monitor the effectiveness qualitatively on an ongoing basis. When an anticipated transaction is no longer likely to occur, the corresponding derivative instrument is ineffective as a hedge, and changes in fair value of the instrument are recognized in Other income (expense), net.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenue generating assets are comprised of tangible assets that we have placed at third party locations for the purpose of generating revenues under rental or service based arrangements. Revenue generating assets are stated at cost, net of accumulated depreciation, and are generally depreciated on a straight-line basis over the estimated useful lives of the assets, generally five years. Payments to acquire revenue generating assets are included in Capital expenditures within cash flows from investing activities on our Consolidated Statements of Cash Flows.

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

We review the goodwill allocated to each of our reporting units for possible impairment annually on August 1 and whenever events or changes in circumstances indicate its carrying amount may not be recoverable. When assessing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we perform a quantitative impairment test. If, we conclude otherwise, then no further action is taken. In a quantitative impairment test, we measure the recoverability of goodwill by comparing a reporting unit's carrying amount, including goodwill, to the estimated fair value of the reporting unit, and record an impairment charge for any excess.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Business Combinations

In a business combination, we recognize separately from goodwill the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to adjustment. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill in the period in which the adjustment amounts are determined.

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

If we determine that a pre-acquisition non-income tax related contingency is probable in nature and estimable as of the acquisition date, we record our best estimate for such contingency as a part of the preliminary purchase price allocation. We often continue to gather related information and evaluate our pre-acquisition contingencies throughout the measurement period and if we make changes to the amounts recorded or if we identify additional pre-acquisition contingencies during the measurement period, such amounts are recorded in the period in which they are identified. Subsequent to our final determination of the contingency's estimated value within the measurement period, changes to these contingencies could have a material impact on our results of operations and financial position.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our accounts receivable are derived from sales to a large number of direct customers, resellers, and distributors globally. We perform ongoing evaluations of our customers' financial condition and limit the amount of credit extended when deemed necessary, but generally require no collateral. As of October 31, 2017 and 2016 no single customer accounted for more than 10% of our total Accounts receivable, net. For fiscal years 2017, 2016, and 2015 no single customer accounted for more than 10% of our total Net revenues.

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

Recently Adopted Accounting Pronouncements

During August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Because the presentation and classification under this new standard is consistent with our historical presentation and classification, we elected to early adopt ASU 2016-15 retrospectively, effective November 1, 2016. Adoption had no impact on our consolidated statements of cash flows in any period presented.

During November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. This standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We have elected to early adopt ASU 2016-18 retrospectively, effective November 1, 2016. Accordingly, restricted cash is included as a component of Cash, cash equivalents and restricted cash on our Consolidated Statements of Cash Flows for all periods presented.

During January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The standard is effective for annual or any interim impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Because this new standard simplifies the goodwill impairment test, we elected to early adopt ASU 2017-04 prospectively, effective February 1, 2017, when we performed an interim impairment test on our former Taxi Solutions reporting unit. The adoption of this standard did not have any impact on our consolidated financial position and results of operations.

During May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation - Scope of Modification Accounting, which provides guidance that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. The amendments in this standard should be applied prospectively to awards modified on or after the adoption date. Because this new standard simplifies the assessment of any share-based payment award modifications, we have elected to early adopt ASU 2017-09 prospectively, effective August 1, 2017. The impact of the adoption of this standard will depend upon the nature of future modifications to share-based payment awards.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities, which expands and refines hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted in any interim period after issuance, provided that the effect of adoption should be reflected as of the beginning of the fiscal year of adoption. Because this new standard simplifies our hedge accounting, we have elected to early adopt ASU 2017-12 using a modified retrospective approach effective as of November 1, 2016. Adoption of this standard did not have any impact on our consolidated financial position and results of operations.

Recent Accounting Pronouncements Not Yet Adopted

During May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as amended by ASU 2015-14, 2016-08, 2016-10, 2016-12, 2017-05, and 2017-13 which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new guidance requires a company to recognize revenue as control of goods or services transfers to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. It defines a five step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of reporting periods beginning after December 15, 2016. Two methods of adoption are permitted: (a) full retrospective adoption, meaning this standard is applied to all periods presented or (b) modified retrospective adoption, meaning the cumulative effect of applying the new guidance as of the date of adoption is recognized as an adjustment to the opening retained earnings balance. We expect to adopt ASU 2014-09 effective in the first interim period of our fiscal year ending October 31, 2019 and currently expect to select the modified retrospective adoption method.

As this new revenue standard will supersede substantially all existing revenue guidance under US GAAP, once adopted it could impact revenue and cost recognition on sales across all our businesses, in addition to our business processes, compensation, information technology systems and other financial reporting and operational elements. We expect that this standard may impact, in some cases, the timing and amount of revenue recognized, such as term based software licenses, which are not material, but that are currently recognized over the license term and will be recognized at the time the license is delivered to the customer under the new guidance. Additionally, the direct costs to obtain and fulfill customer contracts, in some cases, may be deferred and amortized under the new standard. We are continuing to assess the potentially impacted revenue streams and costs, quantifying the materiality of these impacts and considering additional disclosure requirements.

During February 2016, the FASB issued ASU 2016-02, Leases, which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In connection with this new guidance, the FASB created Topic 842, Leases, which supersedes Topic 840, Leases. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. We are continuing to evaluate our adoption timing and the impact of this new pronouncement on our consolidated financial position and results of operations. We expect that this new standard will have a material impact on our balance sheets and are in the process of evaluating whether adoption may impact the timing of revenue recognition on certain leases of equipment to customers.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation, to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any interim or annual period, however, any adjustments should be reflected as of the beginning of the fiscal year of adoption and all of the guidance must be adopted in the same period. The new standard must be adopted either prospectively, retrospectively, or using a modified retrospective transition method, depending on the area covered in this ASU. We intend to adopt this standard, as required, effective November 1, 2017 and do not expect adoption to have a material impact on our consolidated financial position, and results of operations.

During June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which introduces new guidance for the accounting for credit losses on financial instruments and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The new standard must generally be adopted using a modified retrospective transition method, through a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period. We are currently in the process of evaluating the impact of this new pronouncement on our consolidated financial position and results of operations and our adoption timing.

During January 2017, the FASB issued ASU 2017-01, Business Combinations - Clarifying the Definition of a Business, which provides new guidance to assist entities with evaluating when a set of transferred assets and activities is a business. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. This update should be applied prospectively on or after the effective date. Early application is permitted in certain circumstances. We are currently assessing when to adopt this new standard. The impact of adopting this standard will depend upon the nature of our future acquisitions, if any.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2. Business Combinations

Fiscal year 2017 Divestiture

On June 30, 2017, we divested our controlling interest in Verifone Systems (China), Inc., the entity which operated our China business, to the former general manager of this business. In connection with this divestiture, we retained a 30% equity interest in Verifone Systems (China), Inc., in the form of non-voting preferred equity that has a $29 million liquidation preference and is non-convertible for an initial two year period. We have determined that Verifone Systems (China), Inc. is a variable interest entity and that we are not the primary beneficiary. Additionally, we do not have significant influence over the entity, so we account for this investment as a cost method investment. The initial fair value of our 30% equity interest was determined using the income approach and was deemed nominal. The income approach, which we believe most appropriately measures the fair value of this income producing asset, calculates fair value by discounting estimated after-tax cash flows to a present value, using a risk-adjusted discount rate. Our investment is classified as Level 3 because we use significant unobservable inputs to determine the expected cash flows and an appropriate discount rate to calculate the fair value. The significant unobservable inputs we use to value this investment include our estimate of the future expected revenues, margins and other cash outlays, as well as expected terminal value growth rates of the China business. See Note 9, Equity Investments, and Note 12, Restructuring and Related Charges, for additional information.
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

Our investment in Gas Media was initially valued at $19.2 million. We have determined that Gas Media is not a variable interest entity and we account for this investment as an equity method investment as we have significant influence over the entity. The debt guarantee was deemed to have a nominal value. We have used the income approach to determine the fair value of our investment in Gas Media. The income approach, which we believe most appropriately measures the fair value of this income producing asset, calculates fair value by discounting estimated after-tax cash flows to a present value, using a risk-adjusted discount rate. Our investment is classified as Level 3 because we use significant unobservable inputs to determine the expected cash flows and an appropriate discount rate to calculate the fair value. The significant unobservable inputs we use to value the Gas Media investment include our estimate of the future expected revenues, margins and other cash outlays, as well as the terminal value growth rates of the Gas Media business. The discount rate used to determine the fair value of this investment is 18.7%. See Note 9, Equity Investments, for additional information.

In connection with this exchange transaction, we recorded a $10.1 million gain that is included in Other income (expense), net in the Consolidated Statements of Operations. The gain was determined as the excess of the fair value of Verifone’s 50% equity interest in Gas Media over the carrying value of the contributed assets, including allocated goodwill.

Fiscal Year 2016 Acquisitions

During fiscal year 2016, we completed three business combinations with net assets as described in the table below for an aggregate consideration totaling $193.1 million, including $186.8 million of cash paid on acquisition date, contingent consideration with a fair value of $5.0 million at the acquisition date and $1.3 million in future consideration based on the exchange rate at the acquisition date. No Verifone equity was issued, and in each transaction all the outstanding equity of the applicable business was acquired, except for Panaroma Bilisim Teknolojileri Sanayi Ve Ticaret Anonim Sirketi (Panaroma), in which we acquired 51% of the voting equity interest. See Note 9, Equity Investments, for additional information about our investment in Panaroma. We acquired these

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

businesses to expand our operations in Germany, North America, and Turkey. Each acquisition was accounted for using the acquisition method of accounting.

The following table summarizes the fair values of the assets acquired and liabilities assumed (in thousands) at the acquisition date of each transaction:

	InterCard	AJB	Panaroma	Total
Acquisition date	December 23, 2015	February 2, 2016	May 20, 2016
Tangible assets acquired (liabilities assumed), net (1)	$3,874	$16,811	$(2,479)	$18,206
Purchased intangible assets (2)	52,681	41,100	14,220	108,001
Redeemable noncontrolling interest (3)	—	—	(7,430)	(7,430)
Goodwill (4)	37,292	30,989	6,090	74,371
Total purchase price	$93,847	$88,900	$10,401	$193,148

(1)
The net assets acquired include trade receivables valued at $23.5 million. The gross contractual value of the trade receivables as of the acquisition date was $31.5 million, of which $8.0 million was not expected to be collected.

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

Fiscal Year 2015 Acquisitions

In fiscal year 2015, we completed five business combinations for consideration totaling $29.6 million, including $22.1 million of cash paid on acquisition date, $5.7 million in future consideration and contingent consideration with a fair value of $1.8 million at the acquisition dates. Each acquisition was accounted for using the acquisition method of accounting. These acquisitions were completed to augment our existing service offerings. Purchased intangible assets totaled $9.0 million related to developed and core technology, $2.8 million related to customer relationships, and $0.5 million related to other intangible assets. Goodwill from these acquisitions totaled $16.6 million, of which $5.1 million was deductible for income tax purposes. The goodwill was substantially assigned to our North America reportable segment in fiscal year 2015. In fiscal year 2016, in conjunction with the realignment of the company's organizational structure, we reallocated our goodwill to our two new operating segments: Verifone Systems and Verifone Services that are also our reporting units.

See Note 10, Goodwill and Purchased Intangible Assets for additional information.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table presents the computation of net income (loss) per share of common stock (in thousands, except per share data):

	Years Ended October 31,
	2017	2016	2015
Basic and diluted net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Numerator:
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$(173,829)	(9,281)	$79,097
Denominator:
Weighted average shares attributable to VeriFone Systems, Inc. stockholders - basic	111,817	110,829	114,044
Weighted average effect of dilutive stock options, RSUs and RSAs	—	—	1,890
Weighted average shares attributable to VeriFone Systems, Inc. stockholders - diluted	111,817	110,829	115,934
Net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Basic	$(1.55)	$(0.08)	$0.69
Diluted	$(1.55)	$(0.08)	$0.68

For the fiscal years ended October 31, 2017 and 2016, equity incentive awards representing 6.4 million and 6.2 million shares of common stock, respectively, were excluded from the calculation of weighted average shares for diluted net loss per share as they were anti-dilutive because we incurred net losses for those periods. For the fiscal year ended October 31, 2015, equity incentive awards representing 1.5 million shares of common stock were excluded from the calculation of weighted average shares for diluted net income per share as they were anti-dilutive. Anti-dilutive awards, which include stock options, RSUs and RSAs, could impact future calculations of diluted net income per share if the fair market value of our common stock increases.

Note 4. Employee Benefit Plans

Retirement and Post-employment Plans

We maintain defined contribution retirement plans in certain countries, including a 401(k) plan for our U.S. employees. During fiscal years 2017, 2016, and 2015, we contributed $13.9 million, $16.4 million, and $13.9 million, respectively, to these plans.

We have defined benefit pension plans, as required by local laws, for our employees in certain countries, primarily Germany and Taiwan, and non-retirement post-employment benefit plans for our employees in certain countries, primarily Germany and Israel. These plans are not considered material to our financial position or results of operations.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity Incentive Plans

We have granted stock awards, including stock options and restricted stock units (RSUs) pursuant to stockholder-approved equity incentive plans. Our stock awards include vesting provisions that are based on either time, performance or market conditions. Shares issued to employees upon the exercise or vesting of equity incentive awards are issued from authorized but unissued common stock.

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

As of October 31, 2017, 13.0 million shares remained available for future grants under this plan. For purposes of the number of shares issuable under this plan, any awards granted as stock options are counted as one share for every award granted; RSUs granted on or after June 29, 2011 are counted as 2.0 shares for every RSU granted; and RSUs granted prior to June 29, 2011 are counted as 1.75 shares for every RSU granted.

Other Equity Incentive Plans

Stock options remain outstanding under several other equity incentive plans, including plans assumed in connection with our acquisitions of Hypercom and Lipman. We no longer grant stock options under any of these plans.

Equity Incentive Plan Activity

The following table provides a summary of stock option activity for the fiscal year ended October 31, 2017:

	Number of Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	2,859	$30.16
Exercised	(72)	$15.98
Canceled	(1)	$20.57
Expired	(735)	$28.05
Outstanding at end of period	2,051	$31.41	1.77	$527
Vested or expected to vest at October 31, 2017	2,050	$31.42	1.77	$527
Exercisable at October 31, 2017	2,025	$31.49	1.76	$527

The weighted-average grant-date fair value per share for stock options granted during the fiscal year ended October 31, 2015 was $13.44. The total intrinsic value of options exercised during the fiscal years ended October 31, 2017, 2016, and 2015 was $0.1 million, $5.8 million, and $14.5 million, respectively. We did not grant stock options in the fiscal years ended October 31, 2017 and October 31, 2016.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of RSU activity for the fiscal year ended October 31, 2017 (in thousands):

	Number of Shares	Aggregate Intrinsic Value
Outstanding at beginning of period	3,378
Granted	2,983
Vested	(1,127)
Canceled	(866)
Outstanding at end of period	4,368	$83,340
Vested or expected to vest at October 31, 2017	3,763	$71,794
Vested and deferred at October 31, 2017	91	$1,729

During the fiscal year ended October 31, 2017 we granted 2.5 million RSUs with time-based vesting conditions and 0.5 million RSUs with performance-based vesting conditions contingent upon meeting certain financial and operational targets.

The weighted-average grant-date fair value per share for RSUs granted during the years ended October 31, 2017, 2016, and 2015 was $18.13, $24.06, and $36.14, respectively.

The total fair value of RSUs that vested during the fiscal years ended October 31, 2017, 2016, and 2015 was $20.8 million, $23.3 million, and $39.6 million, respectively.

Equity Incentive Award Valuation

The grant date fair value of RSUs that have time or performance based vesting conditions contingent upon meeting financial and operational targets are equal to the closing market price of our common stock on the grant date.

We estimate the grant date fair value of RSUs that have market based vesting conditions using the Monte Carlo simulation method, using the following weighted-average assumptions:

	Years Ended October 31,
	2017	2016	2015
Expected term (in years)	3.0	3.0	3.0
Risk-free interest rate	1.5%	1.3%	1.1%
Expected dividend rate	0.0%	0.0%	0.0%
Expected stock price volatility	36.9%	46.8%	52.7%

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation Expense

The following table presents the stock-based compensation expense recognized in our Consolidated Statements of Operations (in thousands):

	Years Ended October 31,
	2017	2016	2015
Cost of net revenues	$4,627	$3,324	$2,548
Research and development	6,482	7,207	6,669
Sales and marketing	11,538	13,503	16,219
General and administrative	17,256	18,244	16,817
Total stock-based compensation expense	$39,903	$42,278	$42,253

Our computation of stock-based compensation expense includes an estimate of award forfeitures based on historical experience. We record compensation expense only for those awards that are expected to vest.

As of October 31, 2017, total unrecognized stock-based compensation expense related to unvested RSUs was $60.2 million and is expected to be recognized over the remaining weighted-average vesting period of 2.5 years. As of October 31, 2017, total unrecognized stock-based compensation expense related to unvested options was nominal and is expected to be recognized in the next eight months.

Note 5. Stock Repurchase Program
In September 2015, our Board of Directors authorized a program to repurchase shares of our common stock with an aggregate value of up to $200.0 million, with no expiration from the date of authorization. As of October 31, 2017, there was $50.0 million remaining available for stock repurchases under this program. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans. The timing and actual amount of the share repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities, including mergers and acquisitions, market conditions and other factors. We are not obligated to repurchase any specific number of shares under the program and the repurchase program may be modified, suspended or discontinued at any time.

During the fiscal years ended October 31, 2016 and 2015, we repurchased approximately 2.6 million and 2.7 million shares of our common stock, respectively, on the open market at an average repurchase price of $28.02 and $28.66 per share, respectively, pursuant to this program. No shares were repurchased during the fiscal year ended October 31, 2017.
In December 2017, our Board of Directors authorized to expand the stock repurchase program to allow repurchase of additional shares of our common stock with an aggregate value of up to $100.0 million, with no expiration from the date of authorization. As of December 18, 2017, there was $150.0 million remaining available for stock repurchases under this program.

Note 6. Income Taxes

Income (loss) before income taxes consisted of the following (in thousands):

	Years Ended October 31,
	2017	2016	2015
United States	$(173,550)	$(2,894)	$69,458
Foreign	30,731	4,721	3,490
Income (loss) before income taxes	(142,819)	1,827	72,948

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Years Ended October 31,
	2017	2016	2015
Current:
Federal	$915	$(917)	$1,965
State	(130)	961	206
Foreign	35,490	26,093	21,664
Total current provision for income taxes	36,275	26,137	23,835
Deferred:
Federal	(1,100)	3,377	(306)
State	(70)	336	(44)
Foreign	(2,605)	(18,323)	(30,894)
Total deferred benefit from income taxes	(3,775)	(14,610)	(31,244)
Income tax provision (benefit)	$32,500	$11,527	$(7,409)

A reconciliation of taxes computed at the federal statutory income tax rate to the provision for (benefit from) income taxes is as follows (in thousands):

	Years Ended October 31,
	2017	2016	2015
Provision for (benefit from) income taxes computed at the federal statutory rate	$(49,986)	$638	$25,532
State income tax, net of federal tax benefit	(154)	961	469
Foreign income taxes at other than U.S. rates	17,508	17,155	(2,544)
Valuation allowance, net	58,988	(1,919)	(31,065)
Impact of tax rate changes	(474)	(1,523)	485
Unrealized inter-company profits	114	(130)	409
Foreign exchange	3,156	1,067	(2,692)
Stock compensation	288	918	1,516
Research Credit	(2,002)	(2,926)	(1,662)
Other	5,062	(2,714)	2,143
Income tax provision (benefit)	$32,500	$11,527	$(7,409)

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities were as follows (in thousands):

	October 31,
	2017	2016
Deferred tax assets:
Loss carry forwards	$154,890	$111,955
Basis differences in deductible goodwill and purchased intangibles	54,722	49,807
Foreign tax credit carry forwards	19,048	14,544
Foreign taxes on basis differences	58,924	54,170
Accrued expenses and reserves	20,515	29,609
Deferred revenue	40,073	55,657
Stock based compensation	20,927	19,965
Unrealized foreign currency losses	15,344	17,144
R&D credit carry forwards	13,108	10,712
Interest carry forward	12,423	11,221
Inventories	10,692	7,637
Other deferred tax assets	9,452	6,895
Total deferred tax assets	430,118	389,316
Valuation allowance	(372,616)	(326,935)
Deferred tax liabilities:
Basis differences on purchased intangibles	(39,031)	(52,827)
Basis differences in investments in foreign subsidiaries	(70,393)	(57,657)
Other deferred tax liabilities	(12,513)	(14,278)
Total deferred tax liabilities	(121,937)	(124,762)
Net deferred tax liabilities	$(64,435)	$(62,381)

Other deferred tax assets and liabilities are comprised primarily of the tax effects of depreciation and amortized debt issuance costs.

The realization of deferred tax assets is dependent primarily on generating sufficient U.S. and foreign taxable income in future fiscal years. We regularly assess the need for a valuation allowance against deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we consider the cumulative loss in the U.S. as a significant piece of negative evidence. Therefore, in fiscal 2013, we established a $245.0 million valuation allowance against a significant portion of our deferred tax assets, including U.S. federal and state deferred tax assets, as well as certain other foreign deferred tax assets. We will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions going forward and adjust the valuation allowance accordingly. We intend to maintain the valuation allowances until sufficient positive evidence exists to support the reversal of the valuation allowance.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax loss carry forwards as of October 31, 2017 were related primarily to tax losses of $466.2 million in the U.S., $113.1 million in Ireland, $31.1 million in Brazil, $25.3 million in France, $16.3 million in Spain, $12.5 million in the United Kingdom, and $48.7 million in various other non-U.S. countries. Approximately $232.8 million of foreign tax losses may be carried forward indefinitely. The remaining approximately $480.3 million of tax losses is subject to limited carry forward terms of 3 to 20 years, and will expire at various dates beginning in 2018, if not utilized.

The excess tax benefits associated with stock option exercises are recorded directly to stockholders' equity only when realized. The excess tax benefits that have not yet been realized at October 31, 2017, but which are included in net operating loss carryforwards on a tax return basis at October 31, 2017, total $133.1 million.

The U.S. net operating loss carryforward includes acquired net operating losses of $125.8 million. Utilization of some of our acquired NOL and tax credit carryforwards in the United States may be subject to annual limitation due to the ownership change limitations provided by Sections 382 and 383 of the Internal Revenue Code and similar state provisions. Such an annual limitation may result in the expiration of certain NOLs and tax credits before future utilization.

As of October 31, 2017, we have recorded U.S. foreign tax credit carry forwards of $77.0 million which will expire at various dates beginning in 2020, if not utilized. In addition we have recorded U.S. research and development tax credit carry forwards of $21.4 million which will expire at various dates beginning in 2019, if not utilized.

We recognize deferred tax liabilities associated with outside basis differences on investments in foreign subsidiaries unless the difference is considered essentially permanent in duration. As of October 31, 2017, we have recorded a deferred tax liability of $64.7 million associated with $169.4 million of taxable outside basis differences which are not considered permanently reinvested. We have not recorded deferred taxes on approximately $872.9 million of undistributed earnings as they are considered permanently reinvested. As of October 31, 2017, the determination of the unrecorded deferred tax liability related to these earnings is not practicable. If circumstances change and it becomes apparent that some or all of the undistributed earnings will not be invested indefinitely, or will be remitted in the foreseeable future, an additional deferred tax liability will be recorded for some or all of the outside basis difference.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Israel Tax Audit Assessment

We are currently under audit by the Israeli Tax Authorities for fiscal years 2011 through 2015. The Israeli Tax Authorities issued a tax assessment in October 2014 for fiscal year 2009 or alternatively for fiscal year 2008 claiming there was a business restructuring that resulted in a transfer of some functions, assets and risks from VeriFone Israel Ltd. to the U.S. parent company that the Israeli Tax Authorities claim was a sale valued at 1.36 billion New Israeli Shekels (approximately $386.1 million at the foreign exchange rate as of October 31, 2017). We filed our objection to the tax assessment in January 2015 and received the Israeli Tax Authorities decision through an Order (a second stage assessment) in January 2016. The Order increased the value of the sale to 2.20 billion New Israeli Shekels in fiscal year 2009 (approximately $624.1 million at the foreign exchange rate as of October 31, 2017) or alternatively 2.23 billion New Israeli Shekels in fiscal year 2008 (approximately $631.4 million at the foreign exchange rate as of October 31, 2017) and contended secondary adjustments relating to a deemed dividend and/or interest.

Based on the Order, these and other claims result in a tax liability and deficiency penalty assessment in the amount of 1.34 billion New Israeli Shekels (approximately $378.2 million at the foreign exchange rate as of October 31, 2017), if the claim was assessed for fiscal year 2009, to 1.58 billion New Israeli Shekels (approximately $446.4 million at the foreign exchange rate as of October 31, 2017) if the claim was assessed for fiscal year 2008, including interest, the required Israeli price index adjustments (referred to as the linkage differentials) and deficiency fines (as applicable) through October 31, 2017. The Israeli Tax Authorities' contention regarding secondary adjustments relating to deemed dividend was not quantified by them.

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

The Israeli Tax Authorities issued a tax assessment in October 2017 for fiscal years 2011 and 2012 that includes secondary adjustments relating to a deemed dividend and/or interest with respect to the contention concerning business restructuring in 2008 or 2009. The Israeli Tax Authorities' contention regarding secondary adjustments relating to deemed dividend was not quantified by them. We intend to file our objection to the assessment.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

	Years Ended October 31,
	2017	2016	2015
Balance at beginning of period	$106,103	$110,564	$111,002
Lapse of statute of limitations	(6,179)	(1,185)	(501)
Increases in balances related to tax positions taken during prior periods	1,946	488	2,988
Decreases in balances related to tax positions taken during prior periods	(1,392)	(3,834)	(3,615)
Increases in balances related to tax positions taken during current period	7,490	5,100	1,246
Settlements	—	(5,030)	(556)
Balance at end of period	$107,968	$106,103	$110,564

The total gross unrecognized tax benefits, if recognized, will affect our effective tax rate. The amount of unrecognized tax benefits could be reduced upon closure of tax examinations or if the statute of limitations on certain tax filings expires without assessment from the tax authorities. We believe that it is reasonably possible that there could be an immaterial reduction in unrecognized tax benefits due to statute of limitation expirations in multiple tax jurisdictions during the next 12 months. Interest and penalties accrued on these uncertain tax positions will also be released upon the expiration of statutes of limitations. Interest and penalties recognized in each statement of operations were not material. As of October 31, 2017 we have accrued $6.3 million for the payment of interest and penalties related to unrecognized tax benefits.

Note 7. Balance Sheet Components

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows (in thousands):

	October 31,
	2017	2016	2015
Cash and cash equivalents	$131,029	$148,352	$208,870
Restricted cash included in Prepaid expenses and other current assets	11,413	9,008	4,844
Restricted cash included in Other long-term assets	1,287	1,821	2,155
Total cash, cash equivalents and restricted cash	$143,729	$159,181	$215,869

Restricted cash as of October 31, 2017 and 2016 was mainly comprised of cash held on behalf of customers as part of our transaction processing services.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowances for doubtful accounts

Activity related to the allowances for doubtful accounts consisted of the following (in thousands):

	Years Ended October 31,
	2017	2016	2015
Balance at beginning of period	$9,240	$7,904	$8,510
Charges to bad debt expense	1,037	4,251	2,329
Write-offs, recoveries, and adjustments	(2,377)	(2,915)	(2,935)
Balance at end of period	$7,900	$9,240	$7,904

Inventories

Inventories consisted of the following (in thousands):

	October 31,
	2017	2016
Raw materials	$32,118	$35,453
Work-in-process	978	3,884
Finished goods	93,467	135,894
Total inventories	$126,563	175,231

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	October 31,
	2017	2016
Assets held for sale	$46,368	$5,131
Prepaid expenses	41,824	46,240
Other current assets	50,204	59,026
Total prepaid expenses and other current assets	$138,396	$110,397

Assets held for sale relate to our Taxi Solutions business. See Note 12, Restructuring and Related Charges, for additional information. Other current assets were comprised primarily of prepaid taxes and restricted cash.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

		October 31,
	Estimated Useful Life (Years)	2017	2016
Revenue generating assets	5	$138,770	$209,725
Computer hardware and software	3-5	97,413	112,984
Machinery and equipment	3-10	47,728	57,020
Leasehold improvements	Lesser of the term of the lease or the estimated useful life	31,445	31,328
Office equipment, furniture, and fixtures	3-5	20,947	18,573
Buildings	40-50	6,028	6,011
Total depreciable property and equipment, at cost		342,331	435,641
Accumulated depreciation		(221,574)	(243,127)
Depreciable property and equipment, net		120,757	192,514
Construction in progress		5,941	8,600
Land		1,174	1,163
Total property and equipment, net		$127,872	$202,277

During the fiscal year 2017, we divested or reclassified as held for sale revenue generating assets and other fixed assets with a net carrying value of $74.9 million.

Total depreciation expense for the fiscal years ended October 31, 2017, 2016, and 2015 was $66.1 million, $62.5 million, and $58.7 million, respectively.

Other long-term assets

Other long-term assets consisted of the following (in thousands):

	October 31,
	2017	2016
Capitalized software development costs	$50,691	$55,097
Equity investments	19,589	552
Other	31,526	25,674
Total other long-term assets	$101,806	$81,323

See Note 9, Equity Investments, for additional information on our equity investments.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accruals and Other Current Liabilities

Accruals and other current liabilities consisted of the following (in thousands):

	October 31,
	2017	2016
Accrued expenses	$57,114	$76,187
Accrued compensation	65,663	52,555
Other current liabilities	104,518	84,669
Total accruals and other current liabilities	$227,295	$213,411

Other current liabilities were comprised primarily of trade payables and accruals that are held for sale in connection with the disposal of our Taxi Solutions business, accrued restructuring and related accruals, sales and value-added taxes payable, income taxes payable, and accrued warranty.

Accrued Warranty

Activity related to accrued warranty consisted of the following (in thousands):

	Years Ended October 31,
	2017	2016
Balance at beginning of period	$16,656	$16,320
Warranty charged to Cost of net revenues	10,466	13,111
Utilization of warranty accrual	(14,104)	(12,957)
Other	469	182
Balance at end of period	13,487	16,656
Less: current portion	(11,669)	(13,640)
Long-term portion	$1,818	$3,016

Deferred Revenue, Net

Deferred revenue, net of related costs consisted of the following (in thousands):

	October 31,
	2017	2016
Deferred revenue	$181,271	$185,788
Deferred cost of revenue	$(18,056)	(14,475)
Deferred revenue, net	163,215	171,313
Less: current portion	$(101,427)	(104,797)
Long-term portion	$61,788	66,516

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	October 31,
	2017	2016
Unrecognized tax benefits liability, net	$37,412	$33,745
Contingent consideration payable	—	5,254
Other long-term liabilities	38,677	37,841
Total other long-term liabilities	$76,089	$76,840

Accumulated Other Comprehensive Loss

Activity related to Accumulated other comprehensive loss consisted of the following (in thousands):

	Foreign currency translation adjustments (1)	Unrealized gain (loss) on derivatives designated as cash flow hedges (2)	Other (3)	Total
Balance at October 31, 2015	$(286,662)	$(4,409)	$(1,250)	$(292,321)
Losses before reclassifications, net of tax	(46,618)	(1,971)	—	(48,589)
Amounts reclassified from Accumulated other comprehensive loss, net of tax	—	3,961	(4,045)	(84)
Other comprehensive income (loss)	(46,618)	1,990	(4,045)	(48,673)
Balance at October 31, 2016	(333,280)	(2,419)	(5,295)	(340,994)
Gains before reclassifications, net of tax	60,512	3,062	—	63,574
Amounts reclassified from Accumulated other comprehensive loss, net of tax	7,711	1,171	1,966	10,848
Other comprehensive income	68,223	4,233	1,966	74,422
Balance at October 31, 2017	$(265,057)	$1,814	$(3,329)	$(266,572)

(1) Amounts reclassified from Accumulated other comprehensive loss, net of tax, were recorded in Redeemable noncontrolling interest in subsidiary and Noncontrolling interests in subsidiaries in the Consolidated Balance Sheets.
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

Note 8. Financial Instruments

Fair Value Measurements

Our financial assets and liabilities consist principally of cash, accounts receivable, accounts payable, debt, foreign exchange forward contracts, and interest rate swaps, and are reported at fair value. The estimated fair value of cash, accounts receivable, and accounts payable approximates their carrying value. The estimated fair value of our debt approximates the carrying value because the interest rate on such debt adjusts to market rates on a periodic basis. Foreign exchange forward contracts, interest rate swaps, and contingent consideration payable are recorded at estimated fair value on a recurring basis.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following tables present our significant assets and liabilities that are measured at fair value on a recurring basis and their classification within the fair value hierarchy (in thousands). There were no transfers between levels of fair value hierarchy in the fiscal years ended October 31, 2017 and 2016.

	October 31, 2017				October 31, 2016
	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets
Other current and long-term assets:
Foreign exchange forward contracts not designated as hedging instruments	$238	$—	$238	$—	$69	$—	$69	$—
Interest rate swap agreements designated as cash flow hedges	3,745	—	3,745	—	301	—	301	—
Total assets measured and recorded at fair value	$3,983	$—	$3,983	$—	$370	$—	$370	$—

Liabilities
Other current and long-term liabilities:
Contingent consideration payable	$—	$—	$—	$—	$5,997	$—	$—	$5,997
Foreign exchange forward contracts not designated as hedging instruments	115	—	115	—	153	—	153	—
Interest rate swap agreements designated as cash flow hedges	—	—	—	—	2,676	—	2,676	—
Total liabilities measured and recorded at fair value	$115	$—	$115	$—	$8,826	$—	$2,829	$5,997

Fair Value of Contingent Consideration Payable

Contingent consideration payable at October 31, 2016 is comprised of amounts payable related to acquisitions and is classified as Level 3 because we use significant unobservable inputs to determine the expected payments and an appropriate discount rate to calculate the fair value. There is no contingent consideration payable at October 31, 2017 because our obligation for the majority of the October 31, 2016 contingent consideration was canceled in connection with the Gas Media exchange transaction, see Note 2, Business Combinations. No other remaining contingent consideration is expected to be paid. The maximum liability of the remaining contingent consideration payable is indeterminate because it is based on contributions from the acquired business.

Derivative Financial Instruments

Interest Rate Swap Agreements Designated as Cash Flow Hedges

We use interest rate swap agreements to hedge the variability in cash flows related to interest payments. As of October 31, 2017, we have outstanding interest rate swap agreements to effectively convert $400.0 million of the term A loan from a floating rate plus applicable margin to a fixed rate of 1.20% plus applicable margin through March 30, 2018. In addition, we have an outstanding interest rate swap agreement to effectively convert $350.0 million of the term A loan to a fixed rate of 0.975% plus applicable margin from March 30, 2018 through June 30, 2019.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The interest rate swaps qualify for hedge accounting treatment as cash flow hedges. The notional amounts of interest rate swap agreements outstanding as of October 31, 2017 and October 31, 2016 were $400.0 million and $500.0 million, respectively.

As of October 31, 2017, the estimated net derivative gain related to our cash flow hedges included in Accumulated other comprehensive loss that will be reclassified into earnings in the next 12 months is $1.5 million.

Foreign Exchange Forward Contracts Not Designated as Hedging Instruments

We arrange and maintain foreign currency exchange forward contracts so as to yield gains or losses to offset changes in foreign currency denominated assets or liabilities due to changes in foreign exchange rates, with the objective to mitigate the volatility associated with foreign currency transaction gains or losses. Our foreign currency exposures are predominantly inter-company receivables and payables arising from product sales and loans from one of our entities to another. Our foreign exchange forward contracts generally mature within 90 days. The notional amounts of such contracts outstanding as of October 31, 2017 and October 31, 2016 were $255.2 million and $175.0 million, respectively.

We recognized the following gains (losses) on foreign exchange forward contracts not designated as cash flow hedges (in thousands):

	Years Ended October 31,
	2017	2016	2015
Gains (losses) recognized in Other income (expense), net in our Consolidated Statements of Operations	$4,310	$(1,988)	$17,113

Note 9. Equity Investments

Consolidated variable interest entity

We have a 51% equity interest in Panaroma and have determined it is a variable interest entity and that we are the primary beneficiary. Consequently, we consolidate the entity and reflect the non-controlling interest of the entity in our financial statements.

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

In addition to our equity investment in Panaroma, we have also entered into other arrangements such as reseller and service agreements. We have no obligation to provide ongoing funding other than the put option described above. However in the first quarter of the fiscal year ended January 31, 2018, we provided a nominal financial support to Panaroma and revised certain payment terms relating to purchases of inventory to assist them with their working capital needs.

Equity method investment

We have a 50% equity interest in Gas Media and have determined that Gas Media is not a variable interest entity. The carrying value of our investment in Gas Media is $16.8 million as of October 31, 2017.

We have made the election to use a one-month lag to record our share of Gas Media's results. Our share of the losses of Gas Media was $2.4 million for the fiscal year ended October 31, 2017. Our basis difference between the investment in Gas Media and the amount of underlying equity in net assets is $9.8 million as of October 31, 2017.

In addition, we have agreed to guarantee, in certain circumstances, up to $12.5 million out of a total of $83.8 million of debt issued to Gas Media. Our maximum exposure is based on the carrying value of investment to date and the extent of our guarantee. As of October 31, 2017, we have not made any payments and no amounts are accrued related to this guarantee.

Cost method investments

We have investments accounted for under the cost method that have a nominal carrying value as of the fiscal year ended October 31, 2017 and 2016. Two of these investments are in variable interest entities where we are not the primary beneficiary. Our known maximum exposure to loss on the variable interest entities is $13.8 million as of the fiscal year ended October 31, 2017, and relates primarily to future borrowings on a committed line of credit available to one of our investees. These investments do not have a readily determinable fair values and we did not record any other-than-temporary impairments for the fiscal years ended October 31, 2017 and 2016.

We periodically evaluate the carrying value of our equity investments, when events and circumstances indicate the investment may not be recoverable. As part of this evaluation, we estimate the fair value of the equity investments using Level 3 inputs. These investments include our holdings in privately-held companies that are not exchange traded and therefore not supported with observable market prices, hence we may determine the fair value by reviewing equity valuation reports, current financial results, long-term plans of the private company, the amount of cash that the privately-held company has on-hand, the ability to obtain additional financing and overall market conditions in which the private company operates.

Note 10. Goodwill and Purchased Intangible Assets

Goodwill

Activity related to goodwill by reportable segment consisted of the following (in thousands):

	North America	EMEA	Latin America	Asia-Pacific	Verifone Systems	Verifone Services	Total
Balance at October 31, 2015	$106,641	$810,062	$85,797	$81,531	$—	$—	$1,084,031
Segment reallocation	(106,641)	(810,062)	(85,797)	(81,531)	512,182	571,849	—
Acquisitions	—	—	—	—	6,090	68,281	74,371
Other adjustments	—	—	—	—	—	(3,431)	(3,431)
Currency translation adjustments	—	—	—	—	(21,146)	(23,332)	(44,478)
Balance at October 31, 2016	—	—	—	—	497,126	613,367	1,110,493
Additions	—	—	—	—	—	5,647	5,647
Goodwill impairment	—	—	—	—	—	(17,384)	(17,384)
Reclassification to assets held for sale	—	—	—	—	—	(28,327)	(28,327)
Disposals	—	—	—	—	—	(10,096)	(10,096)
Currency translation adjustments	—	—	—	—	17,778	26,259	44,037
Balance at October 31, 2017	$—	$—	$—	$—	$514,904	$589,466	$1,104,370

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During December 2015, our Chief Executive Officer realigned the company's organizational structure to focus on two operating segments: Verifone Systems and Verifone Services. In connection with the operating segment realignment, during the three months ended January 31, 2016, we updated our goodwill impairment assessment based on a quantitative analysis. We first evaluated the goodwill of our reporting units immediately prior the realignment and concluded that there was no impairment. We then allocated our goodwill to the new reporting units using a relative fair value approach, and re-confirmed that there is no impairment.

During the fourth quarters of fiscal year 2017 and 2016, we completed our annual impairment assessments and concluded that goodwill was not impaired in either year. We used the qualitative method in our 2017 and 2016 annual assessments related to both of our reporting units. We used the quantitative approach in our 2016 assessment related to our former Taxi Solutions reporting unit.

During the second quarter of fiscal year 2017, management concluded that the carrying amount of the goodwill related to our former Taxi Solutions reporting unit may not be recoverable, and based on a quantitative assessment, considering potential sales transactions, management determined the fair value of the reporting unit and concluded that the goodwill was impaired by $17.4 million. Also, during the second quarter of fiscal year 2017, our management committed to a plan to sell our former Taxi Solutions reporting unit, and the remaining $28.3 million of goodwill in our former Taxi Solutions reporting unit was reclassified to assets held for sale. See Note 12, Restructuring and Related Charges, for additional information.

Purchased Intangible Assets, Net

Purchased Intangible assets, net consisted of the following (in thousands):

	October 31, 2017			October 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$498,951	$(282,176)	$216,775	$521,964	$(249,513)	$272,451
Other	40,715	(21,112)	19,603	73,175	(39,328)	33,847
Total	$539,666	$(303,288)	$236,378	$595,139	$(288,841)	$306,298

Other intangible assets, net, were comprised primarily of developed and core technology.

When purchased intangible assets reach the end of their useful lives, gross carrying amount and accumulated amortization are offset. During the fiscal year ended October 31, 2017, we offset $44.6 million of Gross carrying amount and Accumulated amortization of intangible assets related to customer relationships and $29.9 million related to other intangible assets, because they reached the end of their useful lives.

Activity related to purchased intangible assets during the fiscal year ended October 31, 2017 includes a $29.3 million currency translation adjustment to Gross carrying amount and a $17.0 million currency translation adjustment to Accumulated amortization.

Amortization of purchased intangible assets was allocated as follows (in thousands):

	Years Ended October 31,
	2017	2016	2015
Included in Cost of net revenues	$6,727	$15,130	$18,307
Included in Operating expenses	69,622	90,534	82,492
Total amortization of purchased intangible assets	$76,349	$105,664	$100,799

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total future amortization expense for purchased intangible assets that have finite lives, based on our existing intangible assets and their current estimated useful lives as of October 31, 2017, is estimated as follows (in thousands):

	Cost of Net Revenues	Operating Expenses	Total
Fiscal Years Ending October 31:
2018	$5,357	$57,455	$62,812
2019	5,235	51,871	57,106
2020	3,528	43,910	47,438
2021	2,353	31,973	34,326
2022	203	16,709	16,912
Thereafter	—	17,784	17,784
Total future amortization expense	$16,676	$219,702	$236,378

Note 11. Financings

Amounts outstanding under our financing arrangements consisted of the following (in thousands):

	October 31,
	2017	2016
Credit Agreement
Term A loan	$465,000	$525,000
Term B loan	193,500	195,500
Revolving loan	168,447	204,684
Capital leases and other debt	10,734	11,573
Total principal payments due	837,681	936,757
Less: original issue discount and debt issuance costs	(6,867)	(10,844)
Total amounts outstanding	830,814	925,913
Less: current portion	(68,770)	(66,017)
Long-term portion	$762,044	$859,896

Credit Agreement

On December 28, 2011, we entered into a credit agreement which was amended on July 8, 2014. The amended and restated agreement provides for an aggregate amount of up to $1.3 billion of debt consisting of a $600.0 million term A loan, $200.0 million term B loan and $500.0 million revolving loan commitment.

Borrowings under the credit agreement bear interest at a “Base Rate” or “Eurodollar Rate”, at our option, plus an applicable margin based on certain financial ratios, determined and payable quarterly. In addition, we pay an undrawn commitment fee on the unused portion of the revolving loan ranging from 0.25% to 0.50% per annum, depending on our leverage ratio.

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

Additional terms of the credit agreement require compliance with financial covenants that require us to maintain financial ratios related to interest coverage and financial leverage. We were in compliance with these financial covenants as of October 31, 2017. The credit agreement also contains representations and warranties, affirmative covenants, negative covenants, financial covenants and conditions that are customarily required for similar financings including the following, among others:

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

Borrowings under the credit agreement are guaranteed by certain of our wholly owned domestic subsidiaries and secured by a first priority lien and security interest in certain of our assets, subject to customary exceptions.

As of October 31, 2017, we have elected the Eurodollar option for all of our borrowings. Eurodollar loans bear interest at a monthly market interest rate plus a margin according to the credit agreement. As of October 31, 2017, the monthly market interest rate was 1.25% for our term A and revolver loans, and 1.25% for our term B loan, and the margins were 2.00% for our term A and revolver loans and 2.75% for our term B loan. Accordingly, as of October 31, 2017, the interest rate was 3.25% for the term A and revolving loans and 4.00% for the term B loan.

We have a number of interest rate swap agreements under which we currently pay banks a fixed rate of 1.20% and receive a monthly floating rate, which effectively converts $400.0 million of the term A loan from a floating interest rate to a fixed interest rate as of October 31, 2017. See Note 8, Financial Instruments, for additional information.

As of October 31, 2017, the commitment fee for the unused portion of the revolving loan was 0.25% per annum, payable quarterly in arrears, and the amount available to draw under the revolving loan was $331.6 million.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Principal Payments

Future principal payments due under our financing arrangements are as follows (in thousands):

Amounts
Years Ending October 31:
2018	$69,101
2019	577,737
2020	3,036
2021	187,568
2022	23
Thereafter	216
Total	$837,681

Note 12. Restructuring and Related Charges

As part of cost optimization and corporate transformation initiatives, our management has approved, committed to and initiated various restructuring plans to reduce headcount, exit under-performing businesses, and consolidate facilities and data centers.

Activity related to our restructuring and related accruals for the fiscal years ended October 31, 2017 and 2016 consisted of the following (in thousands):

	Restructuring Plans
	Prior year Plans		June 2016 Plan		June 2017 Plan
	Employee Involuntary Termination Benefits	Facilities Related Costs	Employee Involuntary Termination Benefits	Facilities Related Costs	Employee Involuntary Termination Benefits	Other Business Exit Costs	Total
Balance at October 31, 2015	$6,117	$5	$—	$—	$—	$—	$6,122
Charges, net of adjustments	(172)	—	11,907	3,430	—	—	15,165
Cash payments	(4,245)	(5)	(6,682)	(623)	—	—	(11,555)
Balance at October 31, 2016	$1,700	$—	$5,225	$2,807	$—	$—	$9,732
Charges, net of adjustments	(817)	—	6,092	(767)	11,819	28,686	45,013
Cash payments	(883)	—	(8,220)	(1,043)	(6,388)	(10,319)	(26,853)
Balance at October 31, 2017	$—	$—	$3,097	$997	$5,431	$18,367	$27,892
Cumulative costs to date	$18,655	$853	$18,005	$2,725	$11,819	$28,686

Activities under these Restructuring Plans are expected to be substantially complete by the end of fiscal year 2018.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring and related charges were allocated as follows (in thousands):

	Years Ended October 31,
	2017	2016	2015
Included in Cost of net revenues	$25,726	$5,125	$348
Included in Operating expenses	143,152	41,254	8,429
Total restructuring and related charges	$168,878	$46,379	$8,777

Petro Media restructuring

During fiscal year 2017, our management committed to and completed a plan to exit our petroleum media business, which was part of our Verifone Services segment. In connection with this decision, we contributed certain assets to Gas Media, terminated certain customer agreements and classified the remaining assets of this business as held for sale, resulting in a $49.1 million write-down to reflect the assets held for sale at fair value, of which $10.6 million is included in Cost of net revenues and $38.5 million is included in Restructuring and related charges in the Consolidated Statements of Operations. We also recorded a $28.1 million expense during the fiscal year ended October 31, 2017, for estimated future obligations associated with the terminated customer agreements of which $18.4 million was unpaid as of October 31, 2017.

Taxi Solutions restructuring

During the second quarter of fiscal year 2017, our management committed to a plan to sell our former Taxi Solutions reporting unit and we classified the net assets and liabilities of this business as held for sale. The net assets held for sale are presented at fair value and classified as Level 3 because we use significant unobservable inputs to determine the fair value. The fair value was initially determined during the second quarter of fiscal year 2017 in connection with the quantitative assessment of goodwill impairment discussed in Note 10, Goodwill and Purchased Intangible Assets. Additionally, based upon continued negotiations of potential sales transactions, management updated the fair value of the assets held for sale during fiscal year 2017, resulting in charges totaling $50.2 million, which are included in Restructuring and related charges in the Consolidated Statements of Operations.

The following table reflects the October 31, 2017 carrying value of the Taxi Solutions assets and liabilities that are classified as held for sale (in thousands):

October 31, 2017
Accounts Receivable	$11,908
Prepaid expenses and other current assets	14,102
Revenue generating assets and other fixed assets	35,245
Purchased intangibles assets, net	5,786
Goodwill	46,978
Accounts payable, accruals and other current liabilities	(15,721)
Other	(2,859)
Carrying Value	95,439
Goodwill impairment	(17,384)
Fair value adjustments	(50,215)
Fair value of assets held for sale	$27,840

The gross assets held for sale are presented in Prepaid expenses and other current assets in the Consolidated Balance Sheet and the gross liabilities held for sale are presented in Accruals and other current liabilities in the Consolidated Balance Sheet.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Losses before income taxes on our Taxi Solutions business incurred during fiscal year 2017 was $74.7 million, $16.8 million and $5.5 million for the fiscal years ended October 31, 2017, 2016, and 2015 respectively.

On December 11, 2017, we divested our Taxi Solutions business for $22.5 million in cash paid at closing plus $7.5 million due in March 2018. In connection with the transaction, we received a 10% common stock equity interest in a limited liability company that is an indirect parent of the buyer and is partially owned by the former general manager of this business. The purchase price is subject to upward adjustment based on working capital in certain circumstances. The buyer assumed responsibility for the $50.3 million of operating lease commitments associated with the Taxi Solution business, as discussed in Note 13, Commitments and Contingencies, and we have retained certain guarantees of these leases, for which we are indemnified.

China business restructuring

During June 2017, we divested our controlling interest in the entity that operated our China business, including primarily Accounts receivable, Inventories, Prepaid expenses and other current assets, as well as Accounts payable, and Accruals and other current liabilities, resulting in a $24.4 million charge, of which $11.1 million is included in Cost of net revenues and $13.3 million is included in Restructuring and related charges in the Consolidated Statements of Operations. See Note 2, Business Combinations, for additional information on the divestiture.

Losses before income taxes on our China business was $33.2 million, $15.6 million and $7.6 million for the fiscal years ended October 31, 2017, 2016, and 2015 respectively.

Other fiscal year 2016 business restructurings

During fiscal year 2016, our management committed to a plan to exit certain under-performing businesses. We classified the assets of these businesses as held for sale and recorded a $22.0 million write-down to reflect the assets held for sale at fair value during fiscal year 2016. This write-down is included in Restructuring and related charges in the Consolidated Statements of Operations. Additionally, during fiscal year 2016 we recorded a $9.2 million charge for costs to terminate a contract related to a service we will no longer offer, of which $2.9 million is included in cost of net revenues and $6.3 million is included in Restructuring and related charges in the Consolidated Statement of Operations.

Note 13. Commitments and Contingencies

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

In connection with our Taxi Solutions business, we have entered into operating lease arrangements for the right to place advertising in or on taxicabs. In general, these lease arrangements, which will be assigned in connection with the divestiture of the Taxi Solutions business, are non-cancelable for terms ranging from three to eight years, require us to pay minimum lease amounts based on the types and locations of the advertising displays in or on the taxicabs, and are subject to fee escalation clauses. Based upon the number of operational taxicabs with our advertising displays at October 31, 2017, these lease commitments total $50.3 million and are included in the future minimum lease payments in the table below.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments under these leases as of October 31, 2017 were as follows (in thousands):

	Minimum Lease Payments	Sublease Rental Income	Net Minimum Lease Payments
Years Ending October 31:
2018	$40,363	$(646)	$39,717
2019	29,187	(659)	28,528
2020	23,923	(673)	23,250
2021	17,020	(687)	16,333
2022	10,221	(701)	9,520
Thereafter	8,930	(1,449)	7,481
Total	$129,644	$(4,815)	$124,829

Rent expense consisted of the following (in thousands):

	Years Ended October 31,
	2017	2016	2015
Rent expense for non-cancelable taxi operating leases	$27,932	$32,543	$35,297
Facility and other rent expense	26,634	27,706	26,885
Total rent expense	$54,566	$60,249	$62,182

Manufacturing Related Agreements

We work on a purchase order basis with our contract manufacturers, which are located in China, Singapore, Malaysia, Brazil, and Germany, and component suppliers located throughout the world, to supply nearly all of our finished goods inventories, spare parts, and accessories. We provide each such supplier with a purchase order to cover the manufacturing requirements, which generally constitutes a binding commitment by us to purchase materials and finished goods produced by the manufacturer as specified in the purchase order. Most of these purchase orders are considered to be non-cancelable and are expected to be paid within one year of the issuance date. As of October 31, 2017, the amount of purchase commitments issued to contract manufacturers and component suppliers totaled approximately $113.5 million. Of this amount, $8.3 million has been recorded in Accruals and other current liabilities in our Consolidated Balance Sheets because these commitments are not expected to have future value to us.

On April 3, 2017, to lock in pricing on certain components, we committed to purchase $144.0 million of such components over a four year period, $36.0 million per year, from one of our existing suppliers. As of October 31, 2017 our remaining non-cancelable commitment under this agreement totaled $103.9 million.

Bank Guarantees

We have issued bank guarantees with maturities ranging from two months to eight years to certain of our customers and vendors as required in some countries to support certain performance obligations under our service or other agreements with those parties. As of October 31, 2017, the maximum amount that may become payable under these guarantees was $15.9 million, of which $2.1 million was collateralized by restricted cash deposits.

In addition, in connection with our investment in Gas Station TV we have agreed to guarantee, in certain circumstances, up to$12.5 million of debt issued to Gas Media. As of October 31, 2017, we have not made any payments and no amounts are accrued related to this guarantee.

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

Brazilian Tax Assessments

State Value-Added Tax

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the São Paulo State Revenue Department for collection of state sales taxes related to purported sales of software for the 1998 and 1999 tax years. In 2004, an appeal against this unfavorable administrative decision was filed in a judicial proceeding. The first level decision in the judicial proceeding was issued in our favor. The São Paulo State Revenue Department filed an appeal of this decision. The second level administrative decision ordered that the case be returned to the lower court in order to allow the production of further evidence. That evidence production has now concluded, and we are awaiting judgment. Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible that we may receive an unfavorable decision in this proceeding. The tax assessment including estimated interest through October 31, 2017 for this matter totals approximately 9.4 million Brazilian reais (approximately $2.9 million at the foreign exchange rate as of October 31, 2017). As of October 31, 2017, we have not accrued for this matter, but we have posted a bank bond as a guaranty.

Municipality Services Tax Assessments

In December 2009, one of the Brazilian subsidiaries that was acquired as part of the Lipman acquisition was notified of a tax assessment regarding alleged nonpayment of tax on services rendered for the period from September 2004 to December 2004. This assessment was issued by the municipality of São Paulo (the "municipality") and asserts a services tax deficiency and related penalties totaling $0.9 million Brazilian reais (approximately $0.3 million at the foreign exchange rate as of October 31, 2017), excluding interest. The municipality claims that the Brazilian subsidiary rendered certain services within the municipality of São Paulo but simulated that those services were rendered in another city. At the end of December 2010 the municipality issued further tax assessments alleging the same claims for 2005 through June 2007. These additional subsequent claims assert services tax deficiencies and related penalties totaling 5.9 million Brazilian reais (approximately $1.8 million at the foreign exchange rate as of October 31, 2017), excluding interest. We received unfavorable decisions from the administrative courts, which ruled to maintain the tax assessments for each of these matters. No further grounds of appeal are available to us for these assessments within the administrative courts. In October 2012, as a result of the decision at the administrative level, the tax authorities filed an enforcement action in the civil courts to collect on the services tax assessments amounts awarded by the administrative court and seeking other related costs and fees. On March 6, 2013, we filed our defensive claims in the civil courts in response to the tax authorities' enforcement action. In February 2013 the tax authorities filed an additional enforcement action in the civil courts to collect on the penalties related to the services tax assessments amounts awarded by the administrative courts. Based on our understanding of the underlying facts of this matter and our evaluation of the potential outcome at the judicial level, we believe it is reasonably possible that our Brazilian subsidiary will be required to pay some amount of the alleged tax assessments and penalties related to these matters, as well as amounts of interest and certain costs and fees imposed by the court related thereto. As of October 31, 2017, the amount of the alleged tax assessments and penalties related to these matters was approximately 26.8 million Brazilian reais (approximately $8.2 million at the foreign exchange rate as of October 31, 2017), including interest, costs and fees related thereto.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the municipality of Curitiba for collection of alleged services tax deficiency. An appeal against this unfavorable administrative decision was filed in a judicial proceeding and currently the case is pending the municipality of Curitiba's compliance with the writ of summons. As of October 31, 2017, the underlying assessment, including estimated interest, was approximately 6.0 million Brazilian reais (approximately $1.8 million at the foreign exchange rate as of October 31, 2017). Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible that we may receive an unfavorable decision in this proceeding.

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

On May 12, 2015, a new class action complaint was filed against us in Israel alleging similar claims as the dismissed Israeli class action and alleging that Israeli shareholders were deprived of due process in the U.S. class action settlement proceedings. We are opposing the new class action and plaintiff's class certification motion on substantially the same grounds on which the previous case was dismissed. The court held a pretrial hearing on that motion on May 19, 2016, at which it requested additional information including expert reports, a position paper from the Israel Securities Authority (ISA) and further briefing. In July 2016, the ISA submitted a position paper supporting our position regarding applicable law. Other requested information has also now been submitted, but the court has not yet ruled.

Dolled v. Bergeron et al.

On April 19, 2013, a derivative action, Dolled v. Bergeron et al., Case No. 113-CV-245056, was filed in the Superior Court of California, County of Santa Clara in connection with our February 20, 2013 announcement of preliminary financial results for the fiscal quarter ended January 31, 2013. The action, brought derivatively on behalf of Verifone, named Verifone as a nominal defendant and brought claims for insider selling, breach of fiduciary duty and unjust enrichment variously against certain of our current and former officers and directors. The complaint sought unspecified monetary damages, restitution and disgorgement of profits and compensation paid to defendants, injunctive relief directing us to reform its corporate governance, and payment of the plaintiff's costs and attorneys' fees. On May 30, 2013, the court entered the parties' stipulation and proposed order, which appointed plaintiff and plaintiff's counsel as lead plaintiff and lead counsel, respectively, in the consolidated action, captioned In re VeriFone Systems, Inc. Derivative Litigation.

In light of the below-mentioned Zoumboulakis judgment, the plaintiff voluntarily dismissed this action with prejudice on October 23, 2017. This matter is now concluded.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Zoumboulakis v. McGinn et al.

On May 24, 2013, a federal derivative action, Zoumboulakis v. McGinn et al., Case No. 13-CV-02379, was filed in the U.S. District Court for the Northern District of California against certain current and former directors and officers derivatively on our behalf. The complaint, which named us as a nominal defendant, alleged breach of fiduciary duty and abuse of control and asserted claims under Section 14(a) of the Securities Exchange Act of 1934 for false or misleading financial statements and proxy statement disclosures. The original complaint sought unspecified monetary damages, including exemplary damages, restitution from defendants, injunctive relief directing us to make certain corporate governance reforms, and payment of the plaintiff's costs and attorneys' fees. On August 12, 2013, the court granted defendants' motion to relate this action to the pending shareholder class action, Sanders v. VeriFone Systems, Inc. et al. On January 21, 2014, plaintiff filed a first amended complaint, which removed one of our former officers from the action and added an additional former director as a defendant. The first amended complaint asserted claims against the defendants for breach of fiduciary duty, abuse of control, violations of Securities Exchange Act Section 14(a) and unjust enrichment. The first amended complaint also included claims for insider trading against three of the named former and current directors. On August 7, 2014, the court granted our motion to dismiss the first amended complaint with leave to amend. On October 17, 2014, plaintiff filed a second amended complaint, to which we responded by filing another motion to dismiss. On December 3, 2015, the court granted our motion to dismiss, again with leave to amend. On January 20, 2016, plaintiff filed a third amended complaint alleging demand futility with respect to the current Board. On March 1, 2016, we filed another motion to dismiss, which the court granted with prejudice on September 22, 2017, entering judgment in favor of defendants. Because no appeal was filed timely, this matter is now concluded.

Indian Antitrust Proceedings

The Competition Commission of India (CCI) investigated certain complaints made against us alleging unfair practices based on certain provisions in our software development license arrangements in India. We cooperated with requests by the CCI in its investigation. In March 2014, the Director General of the CCI investigating the allegations issued a report rejecting certain of the allegations, but also finding that certain provisions of our licenses may constitute unfair business practices. VeriFone India Sales Pvt. Ltd. filed objections to that report.

In April 2015, the CCI issued rulings directing Verifone India to cease and desist from engaging in the alleged anti-competitive conduct and imposing a penalty, the amount of which is not material to our results of operations. We have deposited 10% of this penalty amount and accrued the balance while we appeal these rulings.

On June 15, 2015, we filed appeals and interim applications with the Competition Appellate Tribunal (COMPAT) to stay the CCI orders. The appellate court granted our interim applications to stay all proceedings at least until the final appellate hearing. That appellate hearing commenced on January 19, 2016, and was next scheduled to continue on May 31, 2017, but was taken off that tribunal's calendar due to the May 26, 2017 merger of the COMPAT with the National Company Law Appellate Tribunal (NCLAT). These appeals are now being reheard before the NCLAT Bench. That rehearing began on November 7, 2017, and is scheduled to continue on January 5, 2018.

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

Income Tax Uncertainties

As of October 31, 2017, the amount payable for unrecognized tax benefits was $37.4 million, including accrued interest and penalties, none of which is expected to be paid within one year. This amount is included in Other long-term liabilities in our Consolidated Balance Sheet as of October 31, 2017. We are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur.

Note 14. Segment and Geographic Information

Net revenues and operating income (loss) of each segment reflect net revenues and expenses that are directly attributable to that segment. Net revenues and expenses not allocated to segment net revenues and segment operating income include amortization of purchased intangible assets, amortization of step-down in deferred services net revenues and associated costs of net revenues at acquisition, restructuring and related charges, goodwill impairment, stock-based compensation, as well as general and administrative and corporate research and development expense. We do not allocate other income and expenses to our operating segments. Also, we do not separately evaluate assets by segment and therefore assets by segment are not presented below.

The following table sets forth net revenues for our reportable segments and reconciles segment net revenues to total net revenues (in thousands):

	Years Ended October 31,
	2017	2016	2015
Segment net revenues:
Verifone Systems	$1,085,478	$1,236,361	$1,309,629
Verifone Services	788,491	769,715	691,822
Total segment net revenues	1,873,969	2,006,076	2,001,451
Amortization of step down in deferred services net revenues at acquisition	(2,993)	(13,927)	(994)
Total net revenues	$1,870,976	$1,992,149	$2,000,457

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth operating income for our reportable segments and reconciles segment operating income to consolidated operating income (loss) (in thousands):

	Years Ended October 31,
	2017	2016	2015
Operating income by segment:
Verifone Systems	$176,722	$252,326	$294,857
Verifone Services	206,840	198,426	178,754
Total segment operating income	383,562	450,752	473,611
Items not attributable to segment operating income:
Amortization of step down in deferred services gross margin at acquisition	(2,385)	(9,839)	(994)
Restructuring and related charges	(168,878)	(46,814)	(8,777)
Amortization of purchase intangible assets	(76,349)	(105,664)	(100,799)
Stock-based compensation expense	(39,903)	(42,278)	(42,253)
Litigation settlement and loss contingency expense	—	(650)	(1,213)
Goodwill impairment	(17,384)	—	—
Unallocated general and administrative expenses	(172,380)	(186,308)	(187,161)
Unallocated research and development expenses	(2,986)	(14,593)	(18,112)
Other unallocated costs	(15,675)	(11,827)	(7,311)
Total operating income (loss)	$(112,378)	$32,779	$106,991

Depreciation and amortization of property and equipment was allocated to segments as follows (in thousands):

	Years Ended October 31,
	2017	2016	2015
Verifone Systems	$6,755	$6,177	$5,648
Verifone Services	32,699	43,184	41,484
Unallocated	26,651	13,097	11,537
Total depreciation and amortization expense	$66,105	$62,458	$58,669

Geographic Information

Our net revenues, by country with net revenues over 10% of total net revenues, were as follows (in thousands):

	Years Ended October 31,
	2017	2016	2015
United States	$627,718	$807,229	$789,386
Other countries	1,243,258	1,184,920	1,211,071
Total net revenues	$1,870,976	$1,992,149	$2,000,457

Net revenues are allocated to countries based on the shipping destination or service delivery location of customer orders.

VERIFONE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and equipment, net, by country with fixed assets over 10% of total fixed assets, were as follows (in thousands):

	October 31,
	2017	2016
United States	$29,146	$99,807
Other countries	98,726	102,470
Property and equipment, net	127,872	202,277

During the fiscal year 2017, we divested or reclassified as held for sale revenue generating assets and other fixed assets with a net carrying value of $74.9 million.

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

The tables below sets forth selected unaudited financial data for each quarter for the last two fiscal years (in thousands, except for per share amounts):

	Year Ended October 31, 2017
	First Quarter	Second Quarter (1)	Third Quarter (1)	Fourth Quarter (1)
Net revenues	453,871	473,685	466,866	$476,554
Gross margin	171,431	172,761	174,450	194,370
Operating income (loss)	(4,435)	(81,394)	(50,214)	23,665
Consolidated net income (loss)	(17,724)	(89,665)	(70,788)	2,858
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$(16,623)	$(89,267)	(70,955)	$3,016

Basic net income (loss) per share	$(0.15)	$(0.80)	(0.63)	$0.03
Diluted net income (loss) per share	$(0.15)	$(0.80)	(0.63)	$0.03

(1)
The second, third, and fourth fiscal quarters of 2017 include $80.4 million, $78.6 million, and $7.9 million, respectively, of restructuring and related charges as part of cost optimization and corporate transformation initiatives including losses from certain disposals. For further information, see Note 12, Restructuring and related charges, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

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

(1)
The third fiscal quarter of 2016 includes $38.8 million of restructuring and related charges as part of cost optimization and corporate transformation initiatives. For further information, see Note 12, Restructuring and related charges, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

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

Management assessed our internal control over financial reporting as of October 31, 2017, the end of our fiscal year. Management based its assessment on the 2013 framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

The effectiveness of our internal control over financial reporting as of October 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

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

ITEM 9B.    OTHER INFORMATION

On December 13, 2017, Albert Liu, Executive Vice President, Corporate Development and General Counsel, notified Verifone of his decision to resign from Verifone in order to pursue another professional opportunity. Mr. Liu will be assisting with the transitioning of his responsibilities through January 2018. Vikram Varma, Verifone’s Deputy General Counsel, will succeed Mr. Liu as General Counsel of Verifone. Mr. Liu’s corporate development responsibilities will be covered by Richard Char, SVP, Business Development.

PART II — OTHER INFORMATION

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
In addition to the information set forth under the caption “Executive Officers” in Part I of this Annual Report on Form 10-K, the information required by this Item is expected to be in our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders (the “Proxy Statement”), which we expect to be filed within 120 days of the end of our fiscal year ended October 31, 2017 and is incorporated herein by reference.

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
3. Exhibits The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibit Number	Description

3.1(6)	Amended and Restated Certificate of Incorporation of VeriFone as amended.

3.2(15)	Amended and Restated Bylaws of VeriFone

4.1(2)	Specimen Common Stock Certificate; reference is made to Exhibit 3.1.

10.1(1)+	2002 Securities Purchase Plan.

10.2(1)+	New Founders’ Stock Option Plan

10.3(2)+	Outside Directors’ Stock Option Plan

10.4(4)+	2005 Employee Equity Incentive Plan

10.5(3)+	Form of Indemnification Agreement

10.6(16)+	Amended and Restated VeriFone Systems, Inc. (formerly, VeriFone Holdings, Inc.) 2006 Equity Incentive Plan

10.7(12)+	Form of Amended and Restated VeriFone Bonus Plan

10.8(5)+	Lipman Electronic Engineering Ltd. 2003 Stock Option Plan

10.9(5)+	Lipman Electronic Engineering Ltd. 2004 Stock Option Plan

10.10(5)+	Lipman Electronic Engineering Ltd. 2004 Share Option Plan

10.11(5)+	Amendment to Lipman Electronic Engineering Ltd. 2004 Share Option Plan

10.12(5)+	Lipman Electronic Engineering Ltd. 2006 Share Incentive Plan

10.13(7)	Sale and Purchase Agreement dated November 12, 2011 by and between Point Luxembourg Holding S.À.R.L. and Electronic Transactions Group Limited, as Sellers, and VeriFone Nordic AB, as Purchaser.

10.14(8)	Security Agreement, dated as of December 28, 2011, by and among JPMorgan Chase Bank, N.A., in its capacity as the Collateral Agent, and the VeriFone parties.

10.15(8)	Pledge Agreement, dated as of December 28, 2011, by and among the VeriFone parties and JPMorgan Chase Bank, N.A., in its capacity as the Collateral Agent.

10.16(8)	Guaranty, dated as of December 28, 2011, executed by each of the Guarantors party thereto in favor of JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent.

10.17(9)+	Offer Letter between the Company and Marc E. Rothman

10.18(9)	Form of Restricted Stock Unit Award Notice.

10.19(10)
Amendment and Restatement Agreement, dated as of July 8, 2014, to the Credit Agreement, among VeriFone Intermediate Holdings, Inc., VeriFone, Inc., the other Loan Parties party thereto, the Lender parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.

10.20(17)+	Amended and Restated Employment Agreement for Paul Galant, dated as of December 15, 2017

10.21*(11)+	Director Deferred Compensation Plan

10.22(14)+	Executive Severance Policy

10.23(13)	Offer letter, dated November 14, 2014, between the Company and Glen Robson

21.1*	List of subsidiaries of VeriFone.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**
XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1)	Filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed February 23, 2005.

(2)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed April 18, 2005.

(3)	Filed as an exhibit to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed April 29, 2005.

(4)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-124545), filed May 2, 2005.

(5)	Incorporated by reference in the Registrant’s Registration Statement on Form S-8 (File No. 333-138533), filed November 9, 2006.

(6)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K, filed December 21, 2010.

(7)	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q, filed March 12, 2012.

(8)	Filed as an exhibit to the Registrant's Current Report on Form 8-K, filed January 4, 2012.

(9)	Filed as an exhibit to the Registrant's Current Report on Form 8-K, filed February 4, 2013.

(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed July 10, 2014.

(11)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K, filed December 18, 2015.

(12)	Filed as an appendix to the Registrant’s Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, filed February 11, 2016.

(13)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed March 11, 2016.

(14)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed June 21, 2016.

(15)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed December 20, 2016.

(16)	Filed as an appendix to the Registrant’s Definitive Proxy Statement for its 2017 Annual Meeting of Stockholders, filed February 9, 2017.

(17)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed December 15, 2017.

EXHIBIT INDEX

Exhibit Number	Description

3.1(6)	Amended and Restated Certificate of Incorporation of VeriFone as amended.

3.2(15)	Amended and Restated Bylaws of VeriFone.

4.1(2)	Specimen Common Stock Certificate; reference is made to Exhibit 3.1.

10.1(1)+	2002 Securities Purchase Plan.

10.2(1)+	New Founders’ Stock Option Plan.

10.3(2)+	Outside Directors’ Stock Option Plan.

10.4(4)+	2005 Employee Equity Incentive Plan.

10.5(3)+	Form of Indemnification Agreement.

10.6(16)+	Amended and Restated VeriFone Systems, Inc. (formerly, VeriFone Holdings, Inc.) 2006 Equity Incentive Plan.

10.7(12)+	Form of Amended and Restated VeriFone Bonus Plan.

10.8(5)+	Lipman Electronic Engineering Ltd. 2003 Stock Option Plan.

10.9(5)+	Lipman Electronic Engineering Ltd. 2004 Stock Option Plan.

10.10(5)+	Lipman Electronic Engineering Ltd. 2004 Share Option Plan

10.11(5)+	Amendment to Lipman Electronic Engineering Ltd. 2004 Share Option Plan.

10.12(5)+	Lipman Electronic Engineering Ltd. 2006 Share Incentive Plan.

10.13(7)	Sale and Purchase Agreement dated November 12, 2011 by and between Point Luxembourg Holding S.À.R.L. and Electronic Transactions Group Limited, as Sellers, and VeriFone Nordic AB, as Purchaser.

10.14(8)	Security Agreement, dated as of December 28, 2011, by and among JPMorgan Chase Bank, N.A., in its capacity as the Collateral Agent, and the VeriFone parties.

10.15(8)	Pledge Agreement, dated as of December 28, 2011, by and among the VeriFone parties and JPMorgan Chase Bank, N.A., in its capacity as the Collateral Agent.

10.16(8)	Guaranty, dated as of December 28, 2011, executed by each of the Guarantors party thereto in favor of JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent.

10.17(9)+	Offer Letter between the Company and Marc E. Rothman.

10.18(9)	Form of Restricted Stock Unit Award Notice.

10.19(10)
Amendment and Restatement Agreement, dated as of July 8, 2014, to the Credit Agreement, among VeriFone Intermediate Holdings, Inc., VeriFone, Inc., the other Loan Parties party thereto, the Lender parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.

10.20(17)+	Amended and Restated Employment Agreement for Paul Galant, dated as of December 15, 2017

10.21*(11)+	Director Deferred Compensation Plan.

10.22(14)+	Executive Severance Policy.

10.23(13)	Offer letter, dated November 14, 2014, between the Company and Glen Robson

21.1*	List of subsidiaries of VeriFone.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**
XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1)	Filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed February 23, 2005

(2)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed April 18, 2005.

(3)	Filed as an exhibit to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-121947), filed April 29, 2005.

(4)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-124545), filed May 2, 2005.

(5)	Incorporated by reference in the Registrant’s Registration Statement on Form S-8 (File No. 333-138533), filed November 9, 2006.

(6)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K, filed December 21, 2010.

(7)	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q, filed March 12, 2012.

(8)	Filed as an exhibit to the Registrant's Current Report on Form 8-K, filed January 4, 2012.

(9)	Filed as an exhibit to the Registrant's Current Report on Form 8-K, filed February 4, 2013.

(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed July 10, 2014.

(11)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K, filed December 18, 2015

(12)	Filed as an appendix to the Registrant’s Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, filed February 11, 2016.

(13)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed March 11, 2016.

(14)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed June 21, 2016.

(15)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed December 20, 2016.

(16)	Filed as an appendix to the Registrant’s Definitive Proxy Statement for its 2017 Annual Meeting of Stockholders, filed February 9, 2017.

(17)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed December 15, 2017.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIFONE SYSTEMS, INC.

By:	/S/ PAUL S. GALANT
Paul S. Galant
Chief Executive Officer

Date: December 18, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ PAUL S. GALANT	Chief Executive Officer	December 18, 2017
Paul S. Galant	(principal executive officer)

/s/ MARC E. ROTHMAN	Executive Vice President and Chief Financial Officer	December 18, 2017
Marc E. Rothman	(principal financial and accounting officer)

/s/ ROBERT W. ALSPAUGH	Director	December 18, 2017
Robert W. Alspaugh

/s/ KAREN AUSTIN	Director	December 18, 2017
Karen Austin

/s/ ALEX W. HART	Chairman of the Board of Directors	December 18, 2017
Alex W. Hart

/s/ ROBERT B. HENSKE	Director	December 18, 2017
Robert B. Henske

/s/ EITAN RAFF	Director	December 18, 2017
Eitan Raff

/s/ JONATHAN I. SCHWARTZ	Director	December 18, 2017
Jonathan I. Schwartz

/s/ JANE J. THOMPSON	Director	December 18, 2017
Jane J. Thompson

/s/ ROWAN TROLLOPE	Director	December 18, 2017
Rowan Trollope