Form 10-Q
period 2018-01-31
VERIFONE SYSTEMS, INC.
filed 2018-03-09
CIK 1312073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on February 28, 2018

Class	Number of shares
Common Stock, $0.01 par value per share	110,392,913

VERIFONE SYSTEMS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (Unaudited)

VERIFONE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended January 31,
	2018	2017
	(Unaudited, in thousands, except per share data)
Net revenues:
Systems	$243,056	$265,401
Services	193,741	188,470
Total net revenues	436,797	453,871
Cost of net revenues:
Systems	154,373	166,392
Services	104,265	116,048
Total cost of net revenues	258,638	282,440
Gross margin	178,159	171,431
Operating expenses:
Research and development	48,106	56,810
Sales and marketing	46,902	49,453
General and administrative	51,371	50,840
Amortization of purchased intangible assets	15,068	18,763
Total operating expenses	161,447	175,866
Operating income (loss)	16,712	(4,435)
Interest expense, net	(8,917)	(8,147)
Other income (expense), net	(1,154)	(2,222)
Income (loss) before income taxes	6,641	(14,804)
Income tax provision (benefit)	(514)	2,920
Consolidated net income (loss)	7,155	(17,724)
Net loss attributable to noncontrolling interests	(94)	(1,101)
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$7,249	$(16,623)
Net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Basic	$0.06	$(0.15)
Diluted	$0.06	$(0.15)
Weighted average number of shares used in computing net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Basic	111,569	111,388
Diluted	112,196	111,388
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended January 31,
	2018	2017
	(Unaudited, in thousands)
Consolidated net income (loss)	$7,155	$(17,724)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	75,246	(2,102)
Unrealized gain (loss) on derivatives designated as cash flow hedges
Change in unrealized gain on derivatives designated as cash flow hedges	2,202	2,137
Amounts reclassified from Accumulated other comprehensive loss	(194)	678
Net change in unrealized gain on derivatives designated as cash flow hedges	2,008	2,815
Net change in other	928	26
Other comprehensive income	78,182	739
Total comprehensive income (loss)	85,337	(16,985)
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	1,944	(1,101)
Comprehensive income (loss) attributable to VeriFone Systems, Inc. stockholders	$83,393	$(15,884)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2018	October 31, 2017
	(Unaudited, in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$152,822	$131,029
Accounts receivable, net of allowances of $7,569 and $7,900, respectively	295,190	322,667
Inventories	127,394	126,563
Prepaid expenses and other current assets	121,332	138,396
Total current assets	696,738	718,655
Property and equipment, net	129,111	127,872
Purchased intangible assets, net	232,993	236,378
Goodwill	1,158,727	1,104,370
Deferred tax assets, net	32,297	33,089
Other long-term assets	108,586	101,806
Total assets	$2,358,452	$2,322,170
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$145,807	$144,761
Accruals and other current liabilities	194,929	227,295
Deferred revenue, net	108,965	101,427
Short-term debt	66,593	68,770
Total current liabilities	516,294	542,253
Long-term deferred revenue, net	62,198	61,788
Deferred tax liabilities, net	98,403	97,524
Long-term debt	775,445	762,044
Other long-term liabilities	76,455	76,089
Total liabilities	1,528,795	1,539,698
Commitments and contingencies
Redeemable noncontrolling interest in subsidiary	—	262
Stockholders’ equity:
Preferred stock: $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 110,352 and 112,367 shares issued and outstanding as of January 31, 2018 and October 31, 2017, respectively	1,104	1,124
Additional paid-in capital	1,823,754	1,812,209
Accumulated deficit	(834,189)	(792,168)
Accumulated other comprehensive loss	(190,428)	(266,572)
Total VeriFone Systems, Inc. stockholders’ equity	800,241	754,593
Noncontrolling interests in subsidiaries	29,416	27,617
Total equity	829,657	782,210
Total liabilities, redeemable noncontrolling interest in subsidiary and equity	$2,358,452	$2,322,170
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended January 31,
	2018	2017
	(Unaudited, in thousands)
Cash flows from operating activities
Consolidated net income (loss)	$7,155	$(17,724)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33,041	40,879
Stock-based compensation expense	9,971	9,553
Deferred income taxes, net	1,531	995
Other	4,663	5,768
Net cash provided by operating activities before changes in operating assets and liabilities	56,361	39,471
Changes in operating assets and liabilities:
Accounts receivable, net	34,159	(516)
Inventories	1,031	19,374
Prepaid expenses and other assets	(25,961)	3,698
Accounts payable	(837)	(20,229)
Deferred revenue, net	4,465	6,894
Other current and long-term liabilities	(17,586)	(4,038)
Net change in operating assets and liabilities	(4,729)	5,183
Net cash provided by operating activities	51,632	44,654
Cash flows from investing activities
Capital expenditures	(13,161)	(19,482)
Divestiture of business	22,500	—
Other investing activities, net	—	1,129
Net cash provided by (used in) investing activities	9,339	(18,353)
Cash flows from financing activities
Proceeds from debt	123,000	60,000
Repayments of debt	(119,056)	(86,088)
Stock repurchases	(50,000)	—
Other financing activities, net	(632)	(858)
Net cash used in financing activities	(46,688)	(26,946)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	7,506	(485)
Net increase (decrease) in cash, cash equivalents and restricted cash	21,789	(1,130)
Cash, cash equivalents and restricted cash, beginning of period	143,729	159,181
Cash, cash equivalents and restricted cash, end of period	$165,518	$158,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

Note 1. Principles of Consolidation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of VeriFone Systems, Inc. and our wholly-owned and majority-owned subsidiaries, including a variable interest entity where we are deemed to be the primary beneficiary, and have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions on Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The Condensed Consolidated Balance Sheet at October 31, 2017 has been derived from the audited Consolidated Balance Sheet at that date. All significant inter-company accounts and transactions have been eliminated. In accordance with these rules and regulations, we have omitted certain information and notes normally provided in our annual consolidated financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring items, necessary for the fair presentation of our financial position and results of operations for the interim periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017. The results of operations for the three months ended January 31, 2018 are not necessarily indicative of the results expected for the entire fiscal year.

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

Significant Accounting Policies

During the three months ended January 31, 2018, there have been no changes in our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.

Concentrations of Credit Risk

For the three months ended January 31, 2018 and 2017, no single customer accounted for more than 10% of our total Net revenues. As of January 31, 2018 and October 31, 2017, no single customer accounted for more than 10% of our total Accounts receivable, net.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Adopted Accounting Pronouncements

During March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation, to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We have adopted this standard, as required, effective November 1, 2017. Adoption had no impact on our cash flow presentation because we have historically presented excess tax benefits recognized on stock-based compensation expense as part of operating cash flows and employee taxes paid for withheld shares as part of financing cash flows, as required by the new standard. Adoption had no meaningful impact on our results of operations because income taxes associated with excess tax benefits (deficiencies) are substantially offset by associated valuation allowances and we have elected to continue to estimate forfeitures, so there is no change in the method of computing our stock-based compensation expense.

Recent Accounting Pronouncements Not Yet Adopted

During February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. We are currently in the process of evaluating our adoption timing and the impact of this new pronouncement on our consolidated financial position and results of operations.

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

As this new revenue standard will supersede substantially all existing revenue guidance under U.S. GAAP, once adopted it could impact revenue and cost recognition on sales across all our businesses, in addition to our business processes, compensation, information technology systems and other financial reporting and operational elements. We expect that this standard may impact, in some cases, the timing and amount of revenue recognized, such as term based software licenses, which are not material, but that are currently recognized over the license term and will be recognized at the time the license is delivered to the customer under the new guidance. Additionally, the direct costs to obtain and fulfill customer contracts, in some cases, may be deferred and amortized under the new standard. We are continuing to assess the potentially impacted revenue streams and costs, quantifying the materiality of these impacts and considering additional disclosure requirements.

There are no updates to our previous assessments on other recent accounting pronouncements not yet adopted from our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2. Divestiture

On December 11, 2017, we divested our Taxi Solutions business, which was classified as held for sale as of October 31, 2017, for $22.5 million in cash paid at closing plus $7.5 million due in March 2018. In connection with the transaction, we also received a 10% equity interest in Curb Intermediate Holdings I, a limited liability company that is an indirect parent of the buyer and that is partially owned by the former general manager of this business. The purchase price is subject to upward adjustment based on working capital in certain circumstances.

The following table reflects the carrying amounts of major classes of assets and liabilities of this business as of the transaction date (in thousands):

Accounts Receivable	$13,851
Prepaid expenses and other current assets	21,506
Revenue generating assets and other fixed assets	36,874
Purchased intangibles assets, net	5,579
Goodwill	47,432
Accounts payable, accruals and other current liabilities	(16,348)
Other	(2,535)
106,359
Goodwill impairment	(17,384)
Fair value adjustments	(50,271)
Fair value of assets held for sale	$38,704

This business earned $0.8 million income before income taxes in the period November 1, 2017 through December 11, 2017, as of which date it was divested, and incurred a $3.3 million loss before income taxes for the three months ended January 31, 2017.

We have determined that our investment in Curb Intermediate Holdings I is an interest in a variable interest entity and that we are not the primary beneficiary. We account for this investment using the equity method, because the investee is a limited liability company and we have a greater than 3% to 5% ownership, so we are deemed to have significant influence over the entity.

The divested business assumed responsibility for approximately $50.0 million of operating lease commitments associated with the Taxi Solutions business. We have guaranteed lease commitments of up to $3.9 million per year until December 31, 2023 on one of these leases. This guarantee was deemed to have a nominal value. See Note 11, Commitments and Contingencies, for further information.

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

The following table presents the computation of net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended January 31,
	2018	2017
Basic and diluted net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Numerator:
Net income (loss) attributable to VeriFone Systems, Inc. stockholders	$7,249	$(16,623)
Denominator:
Weighted average shares attributable to VeriFone Systems, Inc. stockholders - basic	111,569	111,388
Weighted average effect of dilutive stock options, RSUs and RSAs	627	—
Weighted average shares attributable to VeriFone Systems, Inc. stockholders - diluted	112,196	111,388
Net income (loss) per share attributable to VeriFone Systems, Inc. stockholders:
Basic	$0.06	$(0.15)
Diluted	$0.06	$(0.15)

For the three months ended January 31, 2018, equity incentive awards representing 2.5 million shares of common stock were excluded from the calculation of weighted average shares for diluted net income (loss) per share as they were anti-dilutive. For the three months ended January 31, 2017, equity incentive awards representing 8.0 million shares of common stock were excluded from the calculation of weighted average shares for diluted net income (loss) per share as they were anti-dilutive because the company had a net loss for that period. Anti-dilutive awards, which include stock options, RSUs and RSAs, could impact future calculations of diluted net income per share if the fair market value of our common stock increases.

Note 4. Income Taxes

We recorded tax benefit totaling $0.5 million for the three months ended January 31, 2018 and tax provision totaling $2.9 million for the three months ended January 31, 2017. The income tax benefit for the three months ended January 31, 2018 is primarily related to deferred rate change as a result of the U.S. Tax Reform and the reversal of unrecognized tax benefits where statute of limitations expired, partially offset by foreign taxes. The tax provision for the three months ended January 31, 2017 is primarily related to foreign taxes partially offset by the reversal of unrecognized tax benefits where statute of limitations expired or audits have been settled.

Our total unrecognized tax benefits were approximately $108.6 million as of January 31, 2018. The amount of unrecognized tax benefits could be reduced upon closure of tax examinations or if the statute of limitations on certain tax filings expires without assessment from the relevant tax authorities. We believe that it is reasonably possible that there could be an immaterial reduction in unrecognized tax benefits due to statute of limitation expirations in multiple tax jurisdictions during the next 12 months. Interest and penalties accrued on these uncertain tax positions will also be released upon the expiration of the applicable statute of limitations.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. Tax Cuts and Jobs Act (the Tax Act)

The U.S. Tax Cuts and Jobs Act ("the Tax Act") was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective on January 1, 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income ("GILTI") tax and the base erosion tax, respectively. The new taxes for certain foreign-sourced earnings under the Tax Act are effective for the Company after the fiscal year ending October 31, 2018. In addition, in fiscal 2018, we are subject to a one-time transition tax on post-1986 accumulated foreign earnings and profits ("E&P") not previously subject to U.S. income tax.

The decrease in the U.S. federal corporate tax rate from 35.0% to 21.0% results in a blended statutory tax rate of 23.3% for the fiscal year ending October 31, 2018. Given the significance of the legislation, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) that allows the Company to record provisional amounts for the impact of the Tax Act, with the requirement that the accounting be completed in a period not to exceed one year from the date of enactment. As of January 31, 2018, the Company had not yet completed its accounting for the tax effects related to enactment of the Tax Act; however, in certain cases the Company has made a reasonable estimate of the Tax Act's effects. The Company recognized a tax benefit of $3.1 million for the period ended January 31, 2018 as a result of adjusting its deferred tax balance to reflect the new corporate tax rate. The majority of the Company's U.S. deferred taxes are offset with a valuation allowance, therefore the re-measurement which resulted in a provisional reduction of $94 million to the Company’s gross deferred tax assets with an offsetting $97 million reduction in valuation allowance for the rate reduction did not have a large impact on tax expense for the quarter.

The Company has computed an estimated transition tax liability of $50 million for the post-1986 foreign E&P and has determined that there are sufficient tax attributes to offset the income and therefore has not recorded any net tax liability. The Company has not yet completed the calculation of the total post-1986 foreign E&P and the income tax pools for all foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when the Company finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalizes the amounts held in cash or other specified assets. In addition, further interpretations from U.S. federal and state governments and regulatory organizations may change the provisional estimated income or the accounting treatment of the provisional estimated income inclusion.

The Company is still evaluating whether to make an accounting policy election to treat GILTI as a period cost or to provide U.S. deferred taxes on foreign temporary differences that are expected to generate GILTI income when they reverse in future years. In addition, the Company is still evaluating the realizability of certain deferred tax assets. There could be additional changes, including a decrease in the valuation allowance in connection with an accounting policy election on deferred tax assets which may not expire in the future and/or other changes to the Company's deferred taxes once it completes these evaluations.

Israel Tax Audit Assessment

We are currently under audit by the Israeli Tax Authorities for fiscal years 2011 through 2015. The Israeli Tax Authorities issued a tax assessment in October 2014 for fiscal year 2009 or alternatively for fiscal year 2008 claiming there was a business restructuring that resulted in a transfer of some functions, assets and risks from VeriFone Israel Ltd. to the U.S. parent company that the Israeli Tax Authorities claim was a sale valued at 1.36 billion New Israeli Shekels (approximately $401.2 million at the foreign exchange rate as of January 31, 2018). We filed our objection to the tax assessment in January 2015 and received the Israeli Tax Authorities decision through an Order (a second stage assessment) in January 2016. The Order increased the value of the sale to 2.20 billion New Israeli Shekels in fiscal year 2009 (approximately $648.5 million at the foreign exchange rate as of January 31, 2018) or alternatively 2.23 billion New Israeli Shekels in fiscal year 2008 (approximately $656.0 million at the foreign exchange rate as of January 31, 2018) and contended secondary adjustments relating to a deemed dividend and/or interest.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on the Order, these and other claims result in a tax liability and deficiency penalty assessment in the amount of 1.35 billion New Israeli Shekels (approximately $397.1 million at the foreign exchange rate as of January 31, 2018), if the claim was assessed for fiscal year 2009, to 1.59 billion New Israeli Shekels (approximately $468.7 million at the foreign exchange rate as of January 31, 2018) if the claim was assessed for fiscal year 2008, including interest, the required Israeli price index adjustments (referred to as the linkage differentials) and deficiency fines (as applicable) through January 31, 2018. The Israeli Tax Authorities' contention regarding secondary adjustments relating to a deemed dividend was not quantified by them.

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

The Israeli Tax Authorities issued a tax assessment in October 2017 for fiscal years 2011 and 2012 that includes secondary adjustments relating to a deemed dividend and/or interest with respect to the contention concerning business restructuring in 2008 or 2009. The Israeli Tax Authorities' contention regarding secondary adjustments relating to a deemed dividend was not quantified by them. We filed our objection to the assessment on December 28, 2017.

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

Note 5. Stock Repurchase Program
In September 2015, our Board of Directors authorized a program to repurchase shares of our common stock with an aggregate value of up to $200.0 million which was expanded in December 2017 to allow the repurchase up to an additional $100.0 million, with no expiration from the date of authorization.
During the three months ended January 31, 2018, we repurchased approximately 2.8 million shares of our common stock on the open market for $50.0 million at an average repurchase price of $18.03 per share pursuant to this program. No shares were repurchased during the three months ended January 31, 2017.
As of January 31, 2018, there was $100.0 million remaining available for stock repurchases under this program. Shares may be repurchased from time to time in the open market, through private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. Certain of our share repurchases have been and may from time to time be effected through Rule 10b5-1 repurchase plans under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The timing and actual amount of the share repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities, including mergers and acquisitions, market conditions and other factors. We are not obligated to repurchase any specific number of shares under the program and the repurchase program may be modified, suspended or discontinued at any time.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6. Balance Sheet and Statement of Operations Components

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	January 31, 2018	October 31, 2017
Cash and cash equivalents	$152,822	$131,029
Restricted cash included in Prepaid expenses and other current assets	11,647	11,413
Restricted cash included in Other long-term assets	1,049	1,287
Total cash, cash equivalents and restricted cash	$165,518	$143,729

Restricted cash as of January 31, 2018 and October 31, 2017 was mainly comprised of cash held on behalf of customers as part of our transaction processing services.

The following table provides a reconciliation of cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	January 31, 2017	October 31, 2016
Cash and cash equivalents	$146,995	$148,352
Restricted cash included in Prepaid expenses and other current assets	9,360	9,008
Restricted cash included in Other long-term assets	1,696	1,821
Total cash, cash equivalents and restricted cash	$158,051	$159,181

Inventories

Inventories consisted of the following (in thousands):

	January 31, 2018	October 31, 2017
Raw materials	$34,442	$32,118
Work-in-process	1,047	978
Finished goods	91,905	93,467
Total inventories	$127,394	$126,563

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	January 31, 2018	October 31, 2017
Assets held for sale	$—	$46,368
Prepaid expenses	47,720	41,824
Other current assets	73,612	50,204
Total prepaid expenses and other current assets	$121,332	$138,396

Assets held for sale as of October 31, 2017 relate to our Taxi Solutions business, which was divested in December 2017. See Note 2, Divestiture, for additional information. Other current assets were comprised primarily of prepaid taxes, receivables associated with divestiture transactions and restricted cash.

Other Long-Term Assets

Other long-term assets consisted of the following (in thousands):

	January 31, 2018	October 31, 2017
Capitalized software development costs	$50,989	$50,691
Investments accounted for under the equity method	23,123	16,803
Other	34,474	34,312
Total other long-term assets	$108,586	$101,806

During the three months ended January 31, 2018, we did not have any material changes to the carrying value of our cost method investments or the known maximum exposure to loss on these investments. The maximum exposure on our investments accounted for under the equity method totaled $58.5 million as of January 31, 2018 and is based on the carrying value of the investments and the extent of our guarantees.

Accruals and Other Current Liabilities

Accruals and other current liabilities consisted of the following (in thousands):

	January 31, 2018	October 31, 2017
Accrued expenses	$60,972	$57,114
Accrued compensation	52,584	65,663
Other current liabilities	81,373	104,518
Total accruals and other current liabilities	$194,929	$227,295

Other current liabilities were comprised primarily of accrued restructuring and related accruals, sales and value-added taxes payable, income taxes payable, and accrued warranty. Other current liabilities as of October 31, 2017 also were comprised of accruals that were classified as held for sale in connection with the disposal of our Taxi Solutions business.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Warranty

Activity related to accrued warranty consisted of the following (in thousands):

	Three Months Ended January 31,
	2018	2017
Balance at beginning of period	$13,488	$16,656
Warranty charged to Cost of net revenues	2,845	3,349
Utilization of warranty accrual	(2,970)	(3,146)
Balance at end of period	13,363	16,859
Less: current portion	(11,544)	(14,095)
Long-term portion	$1,819	$2,764

Deferred Revenue, Net

Deferred revenue, net of related costs consisted of the following (in thousands):

	January 31, 2018	October 31, 2017
Deferred revenue	$191,310	$181,271
Deferred cost of revenue	(20,147)	(18,056)
Deferred revenue, net	171,163	163,215
Less: current portion	(108,965)	(101,427)
Long-term portion	$62,198	$61,788

Stock-Based Compensation Expense

The following table presents the stock-based compensation expense recognized in our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended January 31,
	2018	2017
Cost of net revenues	$1,206	$930
Research and development	1,638	1,568
Sales and marketing	2,607	2,587
General and administrative	4,440	4,468
Total stock-based compensation expense	$9,891	$9,553

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Loss

Activity related to Accumulated other comprehensive loss consisted of the following (in thousands):

	Foreign currency translation adjustments (1)	Unrealized gain (loss) on derivatives designated as cash flow hedges (2)	Other (3)	Total
Balance as of October 31, 2017	$(265,057)	$1,814	$(3,329)	$(266,572)
Gains (losses) before reclassifications, net of tax	75,246	2,202	—	77,448
Amounts reclassified from Accumulated other comprehensive loss, net of tax	(2,038)	(194)	928	(1,304)
Other comprehensive income	73,208	2,008	928	76,144
Balance as of January 31, 2018	$(191,849)	$3,822	$(2,401)	$(190,428)

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

Note 7. Financial Instruments

Fair Value Measurements

Our financial assets and liabilities consist principally of cash, accounts receivable, accounts payable, debt, foreign exchange forward contracts, and interest rate swaps, and are reported at fair value. The estimated fair value of cash, accounts receivable, and accounts payable approximates their carrying value. The estimated fair value of our debt approximates the carrying value because the interest rate on such debt adjusts to market rates on a periodic basis. Foreign exchange forward contracts and interest rate swaps are recorded at estimated fair value on a recurring basis.

During the three months ended January 31, 2018, there was no material change in the items we measure and record at fair value on a recurring basis. Additionally, there were no transfers between levels of the fair value hierarchy in the three months ended January 31, 2018.

Derivative Financial Instruments

Interest Rate Swap Agreements Designated as Cash Flow Hedges

We use interest rate swap agreements to hedge the variability in cash flows related to interest payments. See Note 9, Financings, for information regarding our debt and related interest rate swaps.

Foreign Exchange Forward Contracts Not Designated as Hedging Instruments

We arrange and maintain foreign currency exchange forward contracts so as to yield gains or losses to offset changes in foreign currency denominated assets or liabilities due to changes in foreign exchange rates, with the objective to mitigate the volatility associated with foreign currency transaction gains or losses. Our foreign currency exposures are predominantly inter-company receivables and payables arising from product sales and loans from one of our entities to another. Our foreign exchange forward contracts generally mature within 90 days. The notional amounts of such contracts outstanding as of January 31, 2018 and October 31, 2017 were $304.8 million and $255.2 million, respectively. Gains and losses on foreign exchange forward contracts not designated as hedging instruments for the three months ended January 31, 2018 were not material.

Note 8. Goodwill and Purchased Intangible Assets

Goodwill

Activity related to goodwill by reportable segment consisted of the following (in thousands):

	Verifone Systems	Verifone Services	Total
Balance at October 31, 2017	$514,904	$589,466	$1,104,370
Currency translation adjustments	21,218	33,139	54,357
Balance as of January 31, 2018	$536,122	$622,605	$1,158,727

We review goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying amount may not be recoverable. Based upon our review, there were no indicators of impairment during the three months ended January 31, 2018.

Purchased Intangible Assets, Net

Purchased intangible assets, net consisted of the following (in thousands):

	January 31, 2018			October 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$529,180	$(314,251)	$214,929	$498,951	$(282,176)	$216,775
Other	38,340	(20,276)	18,064	37,405	(17,802)	19,603
Total	$567,520	$(334,527)	$232,993	$536,356	$(299,978)	$236,378

Other intangible assets, net, were comprised primarily of developed and core technology.

Amortization of purchased intangible assets was allocated as follows (in thousands):

	Three Months Ended January 31,
	2018	2017
Included in Cost of net revenues	$1,124	$2,445
Included in Operating expenses	15,068	18,763
Total amortization of purchased intangible assets	$16,192	$21,208

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9. Financings

Amounts outstanding under our financing arrangements consisted of the following (in thousands):

	January 31, 2018	October 31, 2017
Credit Agreement
Term A loan	$450,000	$465,000
Term B loan	193,000	193,500
Revolving loan	196,984	168,447
Capital leases and other debt	7,957	10,734
Total principal payments due	847,941	837,681
Less: original issue discount and debt issuance costs	(5,903)	(6,867)
Total amounts outstanding	842,038	830,814
Less: current portion	(66,593)	(68,770)
Long-term portion	$775,445	$762,044

Amended and Restated Credit Agreement

On February 2, 2018, we entered into an amended and restated credit agreement to increase the borrowing capacity, extend the maturity dates, provide more favorable interest rates, and make certain changes to the covenants and other terms of the credit agreement. The amended and restated credit agreement provides for an aggregate amount of up to $1.4 billion of debt consisting of a $350.0 million new term A loan, a $350.0 million new term B loan and a new revolving loan with a committed amount of $700.0 million. The initial amounts borrowed were used to repay $775.2 million of outstanding balances due under the existing credit agreement as well as $10.9 million of costs associated with the refinancing. No penalties were due in connection with such repayments.

Borrowings under the amended and restated credit agreement bear interest at a “Base Rate” or “Eurodollar Rate”, at our option, plus an applicable margin based on certain financial ratios, determined and payable quarterly. In addition, we pay an undrawn commitment fee on the unused portion of the revolving loan ranging from 0.20% to 0.30% per annum, depending on our leverage ratio and credit ratings.

The outstanding principal balance of the new term A loan is required to be repaid in quarterly installments of the following percentages of the original balance outstanding under the new term A loan: 1.25% for each quarter from the quarter ending June 30, 2018 through the quarter ending December 31, 2019, 2.50% for each quarter from the quarter ending March 31, 2020 through the quarter ending December 31, 2022, with the balance being due at maturity on February 2, 2023. The outstanding principal balance of the new term B loan is required to be repaid in equal quarterly installments of 0.25% of the original balance outstanding under the new term B loan, with the balance being due at maturity on February 2, 2025. The revolving loan terminates on February 2, 2023. Outstanding amounts may also be subject to mandatory repayment with the proceeds of certain asset sales and debt issuances, and, in the case of the new term B loan only, from a portion of annual excess cash flows depending on our total leverage ratio, as defined under the agreement.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amended and restated credit agreement also contains representations and warranties, affirmative covenants, negative covenants, financial covenants and conditions that are customarily required for similar financings including the following:

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

As of February 2, 2018, we have elected the Eurodollar option for all of our borrowings under the amended and restated credit agreement. Eurodollar loans bear interest at a monthly market interest rate plus a margin according to the amended and restated credit agreement. As of February 2, 2018, the monthly market interest rate was 1.58% for our new term A, new term B and new revolver loans, and the margins were 1.75% for our new term A and revolver loans and 2.00% for our new term B loan. Accordingly, as of February 2, 2018, the interest rate was 3.33% for the new term A and new revolving loans and 3.58% for the new term B loan.

We complied with all financial covenants under the previous credit agreement as of January 31, 2018.

Future principal payments due under our financing arrangements, as of the amendment and restatement of the credit agreement, are as follows (in thousands):

Amounts
Years ending October 31:
Remainder of fiscal year 2018	$14,813
2019	23,292
2020	35,162
2021	38,569
2022	38,524
Thereafter	644,596
Total	$794,956

Interest Rate Swap Agreements Designated as Cash Flow Hedges

We use interest rate swap agreements to hedge the variability in cash flows related to interest payments. During the three months ended January 31, 2018, we did not have any changes to our interest rate swap agreements. The interest rate swaps on the term loan qualify for hedge accounting treatment as cash flow hedges. The notional amounts of interest rate swap agreements outstanding as of January 31, 2018 and October 31, 2017 was $400.0 million. As of January 31, 2018, the estimated net derivative gain related to our cash flow hedges included in Accumulated other comprehensive loss that will be reclassified into earnings in the next 12 months is $3.0 million.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of February 2, 2018, after entering into the amended and restated credit agreement, our outstanding interest rate swap agreements remained effective, as they effectively convert $400.0 million of the new term A and new term B loans from a floating rate plus applicable margin to a fixed rate of 1.20% plus applicable margin through March 30, 2018. In addition, we have an outstanding interest rate swap agreement to effectively convert $350.0 million of the new term A and new term B loans to a fixed rate of 0.975% plus applicable margin from March 30, 2018 through June 30, 2019.

Note 10. Restructuring and Related Charges

As part of cost optimization and corporate transformation initiatives, our management has approved, committed to and initiated various restructuring plans to reduce headcount, exit under-performing businesses, and consolidate facilities and data centers.

Activity related to our restructuring and related accruals for the three months ended January 31, 2018 consisted of the following (in thousands):

	Restructuring Plans
	June 2016 Plan		June 2017 Plan
	Employee Involuntary Termination Benefits	Facilities Related Costs	Employee Involuntary Termination Benefits	Other Business Exit Costs	Total
Balance at October 31, 2017	$3,097	$997	$5,431	$18,367	$27,892
Charges, net of adjustments	(1,396)	59	1,682	(500)	(155)
Cash payments	(128)	(352)	(1,710)	(1,302)	(3,492)
Balance at January 31, 2018	$1,573	$704	$5,403	$16,565	$24,245
Cumulative costs to date	$16,609	$2,784	$13,501	$28,186

Activities under these Restructuring Plans are expected to be substantially complete by the end of fiscal year 2018.

Restructuring and related charges were allocated as follows (in thousands):

	Three Months Ended January 31,
	2018	2017
Included in Cost of net revenues	$(548)	$757
Included in Operating expenses	393	1,705
Total restructuring and related charges	$(155)	$2,462

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

On December 11, 2017, we divested our Taxi Solutions business, which was classified as held for sale as of October 31, 2017. In connection with this transaction, the divested business assumed responsibility for approximately $50.0 million of operating lease commitments associated with this business. Future minimum lease payments on our remaining leases as of January 31, 2018 were as follows (in thousands):

	Minimum Lease Payments	Sublease Rental Income	Net Minimum Lease Payments
Years Ending October 31:
Remainder of fiscal year 2018	$21,550	$(484)	$21,066
2019	21,205	(659)	20,546
2020	18,196	(673)	17,523
2021	12,475	(687)	11,788
2022	6,452	(702)	5,750
Thereafter	7,805	(1,449)	6,356
Total	$87,683	$(4,654)	$83,029

Rent expense consisted of the following (in thousands):

	Three Months Ended January 31,
	2018	2017
Rent expense for non-cancelable taxi operating leases	$2,794	$8,095
Facility and other rent expense	6,733	6,763
Total rent expense	$9,527	$14,858

Manufacturing Related Agreements

On April 3, 2017, to lock in pricing on certain components, we committed to purchase $144.0 million of such components over a four year period, $36.0 million per year, from one of our existing suppliers. As of January 31, 2018 our remaining non-cancelable commitment under this agreement totaled $87.1 million.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guarantees

We have issued bank guarantees with maturities ranging from two months to eight years to certain of our customers and vendors as required in some countries to support certain performance obligations under our service or other agreements with those parties. As of January 31, 2018, the maximum amount that may become payable under these guarantees was $16.0 million, of which $2.2 million was collateralized by restricted cash deposits.

In connection with our investment in Gas Station TV we have agreed to guarantee, in certain circumstances, up to $12.5 million of debt issued to Gas Media. As of January 31, 2018, we have not made any payments and no amounts are accrued related to this guarantee.

Additionally, we have guaranteed lease commitments of up to $3.9 million per year until December 31, 2023 on a lease that was part of our divested Taxi Solutions business and was assigned to the divested business. Post divestiture, payments on this lease are made by the divested business, which has agreed to indemnify us for this lease obligation. As of January 31, 2018, the maximum exposure under this guarantee was $22.9 million, we had not made any payments under the guarantee and no amounts were accrued related to this guarantee.

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

Brazilian Tax Assessments

State Value-Added Tax

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the São Paulo State Revenue Department for collection of state sales taxes related to purported sales of software for the 1998 and 1999 tax years. In 2004, an appeal against this unfavorable administrative decision was filed in a judicial proceeding. The first level decision in the judicial proceeding was issued in our favor. The São Paulo State Revenue Department filed an appeal of this decision. The second level administrative decision ordered that the case be returned to the lower court in order to allow the production of further evidence. On January 24, 2018, that lower court ruled in our favor, finding no additional tax owed. Based on that ruling and our current understanding of the underlying facts of this matter, we now believe the likelihood is remote that we may receive an unfavorable decision in this proceeding. The time for the State Treasury to file an appeal has not yet been set. The tax assessment including estimated interest through January 31, 2018 for this matter totals approximately 9.5 million Brazilian reais (approximately $3.0 million at the foreign exchange rate as of January 31, 2018). As of January 31, 2018, we have not accrued for this matter, but we have posted a bank bond as a guaranty.

Municipality Services Tax Assessments

In December 2009, one of the Brazilian subsidiaries that was acquired as part of the Lipman acquisition was notified of a tax assessment regarding alleged nonpayment of tax on services rendered for the period from September 2004 to December 2004. This assessment was issued by the municipality of São Paulo (the "municipality") and asserts a services tax deficiency and related penalties totaling 0.9 million Brazilian reais (approximately $0.3 million at the foreign exchange rate as of January 31, 2018), excluding interest. The municipality claims that the Brazilian subsidiary rendered certain services within the municipality of São Paulo but simulated that those services were rendered in another city. At the end of December 2010 the municipality issued further tax assessments alleging the same claims for 2005 through June 2007. These additional subsequent claims assert services tax deficiencies and related penalties totaling 5.9 million Brazilian reais (approximately $1.9 million at the foreign exchange rate as of January 31, 2018), excluding interest. We received unfavorable decisions from the administrative courts, which ruled to maintain the tax assessments for each of these matters. No further grounds of appeal are available to us for these assessments within the administrative courts. In October 2012, as a result of the decision at the administrative level, the tax authorities filed an enforcement action in the civil courts to collect on the services tax assessments amounts awarded by the administrative court and seeking other related costs and fees. On March 6, 2013, we filed our defensive claims in the civil courts in response to the tax authorities' enforcement action. In February 2013 the tax authorities filed an additional enforcement action in the civil courts to collect on the penalties related to the services tax assessments amounts awarded by the administrative courts. Based on our understanding of the underlying facts of this matter and our evaluation of the potential outcome at the judicial level, we believe it is reasonably possible that our Brazilian subsidiary will be required to pay some amount of the alleged tax assessments and penalties related to these matters, as well as amounts of interest and certain costs and fees imposed by the court related thereto. As of January 31, 2018, the amount of the alleged tax assessments and penalties related to these matters was approximately 27.4 million Brazilian reais (approximately $8.7 million at the foreign exchange rate as of January 31, 2018), including interest, costs and fees related thereto.

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the municipality of Curitiba for collection of an alleged services tax deficiency. An appeal against this unfavorable administrative decision was filed in a judicial proceeding and currently the case is pending the municipality of Curitiba's compliance with the writ of summons. As of January 31, 2018, the underlying assessment, including estimated interest, was approximately 6.1 million Brazilian reais (approximately $1.9 million at the foreign exchange rate as of January 31, 2018). Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible that we may receive an unfavorable decision in this proceeding.

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

On June 15, 2015, we filed appeals and interim applications with the Competition Appellate Tribunal (COMPAT) to stay the CCI orders. The appellate court granted our interim applications to stay all proceedings at least until the final appellate hearing. That appellate hearing commenced on January 19, 2016, and was next scheduled to continue on May 31, 2017, but was taken off that tribunal's calendar due to the May 26, 2017 merger of the COMPAT with the National Company Law Appellate Tribunal (NCLAT). These appeals are now being reheard before the NCLAT Bench. That rehearing began on November 7, 2017, and is scheduled to continue on March 13, 2018.

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

Income Tax Uncertainties

As of January 31, 2018, the amount payable for unrecognized tax benefits was $37.4 million, including accrued interest and penalties, none of which is expected to be paid within one year. This amount is included in Other long-term liabilities in our Condensed Consolidated Balance Sheet as of January 31, 2018. We are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12. Segment and Geographic Information

Net revenues and operating income (loss) of each segment reflect net revenues and expenses that are directly attributable to that segment. Net revenues and expenses not allocated to segment net revenues and segment operating income include amortization of purchased intangible assets, amortization of step-down in deferred services net revenues, restructuring and related charges, stock-based compensation, as well as general and administrative and corporate research and development expense. We do not allocate other income and expenses to our operating segments. Also, we do not separately evaluate assets by segment and therefore assets by segment are not presented below.

The following table sets forth net revenues for our reportable segments and reconciles segment net revenues to total net revenues (in thousands):

	Three Months Ended January 31,
	2018	2017
Segment net revenues:
Verifone Systems	$243,056	$265,401
Verifone Services	193,741	191,218
Total segment net revenues	436,797	456,619
Amortization of step down in deferred services net revenues at acquisition	—	(2,748)
Total net revenues	$436,797	$453,871

The following table sets forth operating income for our reportable segments and reconciles segment operating income to consolidated operating income (loss) (in thousands):

	Three Months Ended January 31,
	2018	2017
Operating income by segment:
Verifone Systems	$33,504	$40,712
Verifone Services	56,072	44,823
Total segment operating income	89,576	85,535
Items not attributable to segment operating income:
Amortization of step down in deferred services gross margin at acquisition	—	(2,194)
Restructuring and related charges	155	(2,462)
Amortization of purchase intangible assets	(16,192)	(21,208)
Stock-based compensation expense	(9,891)	(9,553)
Unallocated general and administrative expenses	(46,602)	(46,337)
Unallocated research and development expenses	(331)	(8,782)
Other unallocated costs	(3)	566
Total operating income (loss)	$16,712	$(4,435)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section should be read in conjunction with our consolidated financial statements and related notes included in our 2017 Annual Report on Form 10-K and the Condensed Consolidated Financial Statements and Notes included in Part I, Item I of this Quarterly Report on Form 10-Q. This section and other parts of this Quarterly Report on Form 10-Q and certain information incorporated by reference herein contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as "may," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential," or "continue," the negative of such terms, or comparable terminology. Such forward-looking statements are based on current expectations, estimates, and projections about our industry and management's beliefs and assumptions, and do not reflect the potential impact of any mergers, acquisitions, or other business combinations or divestitures that have not been completed. Forward-looking statements are not guarantees of future performance and our actual results may differ materially from the results expressed or implied in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A, Risk Factors, in our 2017 Annual Report on Form 10-K and in Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q, and elsewhere in these reports, including our disclosures of Critical Accounting Policies and Estimates in Part II, Item 7 in our 2017 Annual Report on Form 10-K and in Part I, Item 2 of this Quarterly Report on Form 10-Q, and our disclosures in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our 2017 Annual Report on Form 10-K and in Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q, as well as in our Condensed Consolidated Financial Statements and Notes thereto. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform such statements to actual results or to changes in expectations. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.
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
Overview: A discussion of our business.
Results of Operations:
Consolidated Results of Operations: An analysis and discussion of our financial results comparing our consolidated results of operations for the three months ended January 31, 2018 to the three months ended January 31, 2017.
Segment Results of Operations: An analysis and discussion of our financial results comparing the results of operations for each of our two reportable segments, Verifone Systems and Verifone Services, for the three months ended January 31, 2018 to the three months ended January 31, 2017.
Financial Outlook: A discussion of our expectations regarding certain trends that may affect our financial condition and results of operations.
Liquidity and Capital Resources: An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.
Contractual Obligations and Off-Balance Sheet Arrangements: Disclosures related to our contractual obligations, contingent liabilities, commitments and off-balance sheet arrangements, as of January 31, 2018.
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

Systems

Sales of our point of sale electronic payment devices and systems comprise approximately 55.6% and 58.5% of our net revenues in the three months ended January 31, 2018, and January 31, 2017, respectively. Our point of sale electronic payment devices run our unique operating systems, security and encryption software, and certified payment software. Our systems solutions are designed to suit our clients' needs in a variety of environments, including traditional multilane and countertop implementations, self-service or unattended environments, in-vehicle and portable deployments, mobile point-of-sale solutions, as well as fully integrated point of sale solutions. Our solutions can securely process a wide range of payment types including signature and PIN-based debit cards, credit cards, NFC/contactless/radio frequency identification cards, or RFID cards, smart cards, pre-paid gift and other stored-value cards, electronic bill payment, signature capture and electronic benefits transfer, or EBT. Our unique architecture enables multiple value-added applications, including third-party applications, such as gift card and loyalty card programs, healthcare insurance eligibility and time and attendance tracking, and allows these applications to reside on the same system without requiring recertification upon the addition of new applications. During the past year we introduced Verifone Engage, the next generation of our best-selling suite of devices, which is a family of interactive, commerce-enabled payment devices that we believe offer an innovative connected payments experience. We also launched Verifone Carbon, an integrated dual-screen connected point of sale solution that enables merchants to run register and business applications from a tablet screen while enabling consumers to pay and interact with a consumer-facing screen. Combining our Verifone Engage and Carbon payment solutions with our mobile family of devices, we are able to deliver rich media and complex commerce enablement services on our payment terminals to our merchant clients, as well as mobile solutions and products geared for price sensitive emerging markets.

Services

Services are an important part of our business and revenues, accounting for approximately 44.4% of our net revenues in the three months ended January 31, 2018, compared to 41.5% of our net revenues in the three months ended January 31, 2017. We offer a wide portfolio of services, ranging from traditional device related support services, transaction payment services and commerce enablement offerings that are designed to facilitate commerce and payment opportunities for merchants, to cloud-based services. Our services offerings include transaction services, managed services and terminal management solutions, security solutions, cloud services, and other value-added services at the point of sale. We also offer a host of support services, including software development, installation and deployment, warranty, post-sale support, repairs and training.

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

Significant Matters

Business Divestiture - Taxi Solutions Business

On December 11, 2017, we divested our Taxi Solutions business, which was classified as held for sale as of October 31, 2017, for approximately $38.7 million. In connection with the transaction, we also received a 10% equity interest in Curb Intermediate Holdings I, a limited liability company that is an indirect parent of the buyer. In connection with the transaction, the divested business assumed responsibility for approximately $50.0 million of operating lease commitments associated with the Taxi Solutions business.

Net revenues from this business totaled $12.2 million and $27.1 million for the three months ended January 31, 2018 and 2017. This business earned $0.8 million income before income taxes in the period November 1, 2017 through December 11, 2017, when it was divested, and incurred a $3.3 million loss before income taxes for the three months ended January 31, 2017.

Credit Agreement

On February 2, 2018, we entered into an amended and restated credit facility that increased the borrowing capacity, extended the maturity dates, provided more favorable interest rates, and made certain changes to the covenants and other terms of our existing credit agreement. The amended and restated credit agreement provides for an aggregate amount of up to $1.4 billion of debt consisting of a $350.0 million term A loan, a $350.0 million term B loan and a revolving loan with a committed amount of $700.0 million. The initial amounts borrowed, together with cash on hand, were used to repay $775.2 million of outstanding balances due under the existing credit agreement as well as the costs of the refinancing. See Note 9, Financings, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for more information.

Share Repurchase Program

During the three months ended January 31, 2018, we repurchased approximately 2.8 million shares of our common stock on the open market at an average repurchase price of $18.03 for approximately $50.0 million in cash. See Unregistered Sales of Equity Securities and Use of Proceeds in Part II, Item 2 of this Quarterly Report on Form 10-Q and Note 5, Stock Repurchase Program, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding this stock repurchase program.

Results of Operations

Consolidated Results of Operations

Three Months Ended January 31, 2018 compared to January 31, 2017

	Three Months Ended January 31,
	2018	% of Net revenues (1)	2017	% of Net revenues (1)
	(in thousands, except percentages)
Net revenues:
Systems	$243,056	55.6%	$265,401	58.5%
Services	193,741	44.4%	188,470	41.5%
Total net revenues	436,797	100.0%	453,871	100.0%

Gross margin:
Systems	88,683	36.5%	99,009	37.3%
Services	89,476	46.2%	72,422	38.4%
Gross margin	178,159	40.8%	171,431	37.8%

Operating expenses:
Research and development	48,106	11.0%	56,810	12.5%
Sales and marketing	46,902	10.7%	49,453	10.9%
General and administrative	51,371	11.8%	50,840	11.2%
Amortization of purchased intangible assets	15,068	3.3%	18,763	4.1%
Total operating expenses	161,447	37.0%	175,866	38.7%
Operating income (loss)	16,712	3.8%	(4,435)	(1.0)%
Interest expense, net	(8,917)	(2.0)%	(8,147)	(1.8)%
Other income (expense), net	(1,154)	(0.3)%	(2,222)	(0.5)%
Net income (loss) before income taxes	6,641	1.5%	(14,804)	(3.3)%
Income tax provision (benefit)	(514)	(0.1)%	2,920	0.6%
Consolidated net income (loss)	$7,155	1.6%	$(17,724)	(3.9)%
(1) Systems and Services gross margin as a percentage of net revenues is computed as a percentage of the corresponding Systems and Services net revenues.

Net revenues for the three months ended January 31, 2018 were $436.8 million, compared to $453.9 million for the three months ended January 31, 2017, down $17.1 million or 3.8%. Net revenues decreased $19.2 million as a result of the divestiture of the China and Taxi Solutions businesses. Net revenues also decreased due to higher demand for EMV enabled devices in North America in the prior year, which was partially offset by higher revenues in the current year due to the timing of purchase decisions by customers primarily in Latin America. See further discussion of net revenues by segment and geography below.

Net Revenues by Geography

	Three Months Ended January 31,
	2018	% of Net revenues	2017	% of Net revenues
	(in thousands, except percentages)
Net Revenues
North America	$123,782	28.3%	$165,803	36.5%
Latin America	88,316	20.2%	56,998	12.6%
EMEA	184,047	42.1%	168,122	37.0%
Asia-Pacific	40,652	9.4%	62,948	13.9%
Total	$436,797	100.0%	$453,871	100.0%

•
North America net revenues decreased $42.0 million, due primarily to reduced demand for our EMV capable terminals by customers, particularly in the petroleum market, that had upgraded to products that support EMV requirements in the prior fiscal year. Net revenues also decreased $13.6 million as a result of the divestiture of the Taxi Solutions business.

•
Latin America net revenues increased $31.3 million, due primarily to changes in timing of purchase decisions by large customers, which were influenced by factors such as macroeconomic conditions and compliance with various government e-payment initiatives, particularly in Brazil, Argentina and Mexico.

•
EMEA net revenues increased $15.9 million, due primarily to a steady growth in services revenues, as well as increased system revenues due to changes in timing of purchase decisions, due to factors such as increased purchases by a large customer in Russia and sales of our newly introduced products in Germany and France, which were partially offset by lower sales in other European countries. Net revenues included a $11.6 million positive impact due to favorable foreign currency fluctuations.

•
Asia-Pacific net revenues decreased $22.3 million, due primarily to lower revenues in India as a result of government demonetization initiatives that resulted in increased revenues in the prior year. Net revenues decreased $4.3 million as a result of the divestiture of the China business.

Gross margin for the three months ended January 31, 2018 was $178.2 million or 40.8% of total net revenues, compared to $171.4 million or 37.8% of total net revenues, for the three months ended January 31, 2017, up $6.8 million or 3.0 percentage points. Gross margin in dollars increased primarily due to the increase in services revenues, which has higher margins. Gross margin as a percentage of net revenues increased due primarily to a greater mix of higher margin services net revenues and next generation products.

Research and development for the three months ended January 31, 2018 was $48.1 million, compared to $56.8 million for the three months ended January 31, 2017, down $8.7 million or 15.3%, primarily due to a $7.1 million write-down of capitalized costs associated with development projects in the three months ended January 31, 2017 that did not recur in 2018.

Sales and marketing for the three months ended January 31, 2018 was $46.9 million, compared to $49.4 million for the three months ended January 31, 2017, down $2.6 million or 5.3%, due primarily to reduced variable costs associated with lower revenues and decreased spend associated with cost savings initiatives.

General and administrative for the three months ended January 31, 2018 was $51.4 million, compared to $50.8 million for the three months ended January 31, 2017, up $0.6 million or 1.2%, remaining relatively flat due to continued cost controls.

Amortization of purchased intangible assets for the three months ended January 31, 2018 was $15.1 million, compared to $18.8 million for the three months ended January 31, 2017, down $3.7 million or 19.7%, primarily because a portion of our purchased intangible assets were fully amortized in the prior year.

Income tax provision for the three months ended January 31, 2018 was a benefit of $0.5 million, compared to a provision of $2.9 million for the three months ended January 31, 2017, a change of $3.4 million. The income tax benefit for the three months ended January 31, 2018 is primarily related to deferred rate change as a result of the U.S. Tax Reform and the reversal of unrecognized tax benefits where statute of limitations expired, partially offset by foreign taxes. The tax provision for the three months ended January 31, 2017 is primarily related to foreign taxes partially offset by the reversal of unrecognized tax benefits where statute of limitations expired or audits have been settled.

Segment Results of Operations

Net revenues and operating income (loss) of each segment reflect net revenues and expenses that are directly attributable to that segment. Net revenues and expenses not allocated to segment net revenues and segment operating income include amortization of purchased intangible assets, amortization of step-down in deferred services net revenues, restructuring and related charges, stock-based compensation, as well as general and administrative and corporate research and development expense.

Verifone Systems Net Revenues and Operating Income

Our Verifone Systems business delivers point of sale electronic payment devices that run our unique operating systems, security and encryption software, and certified payment software globally, for both payments and commerce.

Three Months Ended January 31, 2018 compared to January 31, 2017

	Three Months Ended January 31,
	2018	% of Net revenues	2017	% of Net revenues
	(in thousands, except percentages)
Net revenues	$243,056	55.6%	$265,401	58.1%
Operating income	$33,504	13.8%	$40,712	15.3%

Net revenues for the three months ended January 31, 2018 were $243.1 million, compared to $265.4 million for the three months ended January 31, 2017, down $22.3 million or 8.4%. Net revenues from EMV capable devices decreased $31.3 million due primarily to reduced demand by customers, particularly in the U.S. petroleum market, that had upgraded to products that support EMV requirements in the prior fiscal year. These decreases were partially offset by an $11.0 million increase in revenues from our newer value-based portable and mobile devices driven in part by government payment initiatives and the timing of customer purchase decisions.

Operating income for the three months ended January 31, 2018 was $33.5 million or 13.8% of net revenues, compared to $40.7 million or 15.3% of net revenues for the three months ended January 31, 2017, down $7.2 million or 1.6 percentage points. Operating income in dollars decreased due primarily to reduced net revenues. Operating income as a percentage of net revenues decreased due primarily to changes in geographic and product mix, such as the shift away from North America, which generally has higher margins compared to other geographies.

Verifone Services Net Revenues and Operating Income

Verifone Services offers a wide portfolio of services and subscription-based solutions that are designed to be complementary to our Systems. These services range from traditional device related support services, transaction payment services, cloud-based payment services and commerce enablement offerings that are designed to facilitate commerce and payment opportunities for merchants. Our traditional terminal-related support services include professional services related to installation and deployment, helpdesk support, training, equipment repair and maintenance and software post-contract support. Our value-added transaction services include terminal management services and gateway solutions that enable more efficient routing of transactions, multi-channel acceptance and processing, along with end-to-end encryption to reduce the complexity and costs of Payment Card Industry, or PCI, standards compliance. Our commerce enablement solutions leverage our terminals to engage consumers at the point of sale through value-added applications such as loyalty and couponing applications, targeted offers and real-time reward redemptions. Our omni-channel services provide seamless interoperability between online and offline payments.

Three Months Ended January 31, 2018 compared to January 31, 2017

	Three Months Ended January 31,
	2018	% of Net revenues	2017	% of Net revenues
	(in thousands, except percentages)
Net revenues	$193,741	44.4%	$191,218	41.9%
Operating income	$56,072	28.9%	$44,823	23.4%

Net revenues for the three months ended January 31, 2018 were $193.7 million compared to $191.2 million for the three months ended January 31, 2017, up $2.5 million or 1.3% due primarily to increased demand for device-related and payment-related services solutions primarily in the Americas and Europe, which was offset by a $14.9 million decrease in services net revenues as a result of the divestiture of our Taxi Solutions business in December 2017. Net revenues included an $8.2 million positive impact due to favorable foreign currency fluctuations.

Operating income for the three months ended January 31, 2018 was $56.1 million or 28.9% of net revenues, compared to $44.8 million or 23.4% of net revenues for the three months ended January 31, 2017, up $11.2 million or 5.5 percentage points. Operating income in dollars increased due primarily to increased net revenues. Operating income as a percentage of net revenues increased due primarily to changes in geographic and product mix, and the benefit of the divestiture of the under-performing Taxi Solutions business, which also drove a reduction in operating expenses.

Financial Outlook

Overview

We expect the timing and amount of revenue to continue to be impacted by factors such as our recent divestitures, the timing of new product releases and certifications, the timing of our customers' technology refresh cycles, changes in distribution and distributor inventory levels, macroeconomic conditions, local competitive and pricing dynamics, and uncertain political conditions in certain markets.

Divestitures

As part of our strategic review of under-performing businesses, we have recently divested our Taxi Solutions and China businesses. Net revenues from our Taxi Solutions business, which was divested in December 2017, totaled $12.2 million and $27.1 million for the three months ended January 31, 2018 and 2017. Net revenues from our China business, which was divested in June 2017, totaled $4.3 million for the three months ended January 31, 2017.

Technology and Industry Standards

We expect the timing of new product releases and industry standards to continue to have a significant impact on our net revenues. Net revenues can vary significantly when larger customers or distributors cancel or delay orders due to changes in regulatory and industry standards, budget considerations, product feature availability, dual vendor sourcing requirements, technology refresh cycles, economic conditions or other concerns that impact their business or purchasing decisions. Also, demand for electronic payment systems may eventually reach a saturation point, at which time customers might slow or end expansion projects. We expect to generate additional net revenues in the U.S. related to the continued adoption of EMV standards in the future, particularly by the petroleum market and small and medium businesses, and increased desire for mobile payment devices, although the timing of any related net revenues will depend on the timing of decisions by merchants. We expect that timing of merchant decisions will continue to depend on when certifications are completed as well as payments-industry mandated compliance timelines. We expect growth in emerging markets as economic conditions improve and those markets make efforts to modernize to cashless payment systems.

Global Markets and Competition

As a result of our global customer base, we expect that our net revenues will continue to be impacted by macroeconomic conditions such as foreign currency fluctuations, economic sanctions and other trade restrictions, and changing global oil prices, particularly in certain markets such as Argentina, Brazil, Russia, the Middle East and Africa, as well as electronics payment initiatives, such as in Thailand. We expect that economic weakness in certain countries, such as Venezuela, and uncertain political conditions in certain other markets, such as Turkey, may have a continued negative impact on our ability to do business or operate at a desired level.

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

We also plan to continue efforts to control our cost structure and streamline all aspects of our business. In connection with our transformation efforts, we have approved restructuring plans under which we have reduced headcount, closed facilities and committed to exit under-performing businesses, such as our petroleum media business. We expect to incur additional costs under the previously approved plans and expect to approve additional plans and make strategic changes in the future. Our existing and future restructuring plans may generate ongoing savings, some of which will continue to be reinvested into growth initiatives as part of our transformation program. Overall, spending may increase further depending on the costs of any future restructuring plans, costs associated with new acquisitions or ongoing integration of past acquisitions, costs to exit under-performing businesses, as well as costs related to resolving legal and tax matters.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance working capital, pay for contractual commitments, service our debt and make capital expenditures and investments. As of January 31, 2018, our primary sources of liquidity were $152.8 million of cash and cash equivalents, as well as amounts available to us under the revolving loan that is part of our Credit Agreement.

Cash and cash equivalents as of January 31, 2018 included $151.7 million held by our foreign subsidiaries. If we decide to distribute or use the cash and cash equivalents held by our foreign subsidiaries outside those foreign jurisdictions, including a distribution to the U.S., we may be subject to additional taxes or costs, or face regulatory restrictions on the amount of cash that can be distributed out of some countries.

We also held $12.7 million in restricted cash as of January 31, 2018, which comprised of cash held on behalf of customers as part of our transaction processing services.

As of January 31, 2018, our outstanding borrowings consisted of a $450.0 million term A loan, a $193.0 million term B loan, $197.0 million drawn against a revolving loan commitment and $8.0 million under capital leases and other debt. In addition, $303.0 million was available for draw on the revolving loan commitment, subject to covenant requirements. We were in compliance with all financial covenants under our credit agreement as of January 31, 2018.

On February 2, 2018, we entered into an amended and restated credit facility to increase the borrowing capacity, extend the maturity dates, provide more favorable interest rates, and make certain changes to the covenants and other terms of the credit agreement. The amended and restated credit agreement provides for an aggregate amount of up to $1.4 billion of debt consisting of a $350.0 million term A loan, a $350.0 million term B loan and a revolving loan with a committed amount of $700.0 million. The initial amounts borrowed were used to repay $775.2 million of outstanding balances due under the existing credit agreement, as well as the costs of the refinancing. See Note 9, Financings, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information.

As of January 31, 2018, we had outstanding interest rate swap agreements to effectively convert $400.0 million of the term A loan from a floating rate plus applicable margin to a 1.20% fixed rate plus applicable margin. As of February 2, 2018, after entering into the amended and restated credit agreement, our outstanding interest rate swap agreements remained effective, as they effectively convert $400.0 million of the new term A and new term B loans from a floating rate plus applicable margin to a fixed rate of 1.20% plus applicable margin.

As part of our cost optimization and corporate transformation initiatives, we have approved restructuring plans and canceled contracts under which we made cash payments totaling $3.5 million during three months ended January 31, 2018. We expect to make additional cash payments totaling approximately $7.7 million under approved restructuring plans in fiscal year 2018 and may approve additional restructuring plans as our transformation initiatives continue. We are also obligated to spend approximately $16.6 million pursuant to canceled customer contracts.
During the three months ended January 31, 2018, we repurchased approximately 2.8 million shares of our common stock on the open market for $50.0 million at an average repurchase price of $18.03 per share. As of January 31, 2018, we are authorized to repurchase shares of our common stock with an aggregate value of up to $100.0 million. The timing and actual amount of the share repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities, including mergers and acquisitions, market conditions and other factors. We are not obligated to repurchase any specific number of shares under the program and the repurchase program may be modified, suspended or discontinued at any time. See Unregistered Sales of Equity Securities and Use of Proceeds in Part II, Item 2 of this Quarterly Report on Form 10-Q and Note 5, Stock Repurchase Program, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding this stock repurchase program.

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

Guarantees

We have issued bank guarantees with maturities ranging from two months to eight years to certain of our customers and vendors as required in some countries to support certain performance obligations under our service or other agreements with those parties. As of January 31, 2018, the maximum amount that may become payable under these guarantees was $16.0 million, of which $2.2 million was collateralized by restricted cash deposits.

In connection with our investment in Gas Station TV we have agreed to guarantee, in certain circumstances, up to $12.5 million of debt issued to Gas Media. As of January 31, 2018, we have not made any payments and no amounts are accrued related to this guarantee.

Additionally, we have guaranteed lease commitments of up to $3.9 million per year until December 31, 2023 on a lease that was part of our divested Taxi Solutions business and that was assigned to the divested business. Post divestiture, payments on this lease are made by the divested business, which has agreed to indemnify us for this lease obligation. As of January 31, 2018, we have not made any payments under this guarantee and no amounts are accrued related to this guarantee.

Statement of Cash Flows

The net increase (decrease) in cash, cash equivalents and restricted cash are summarized in the following table (in thousands):

	Three Months Ended January 31,
	2018	2017	Change
Net cash provided by (used in):
Operating activities	$51,632	$44,654	$6,978
Investing activities	9,339	(18,353)	27,692
Financing activities	(46,688)	(26,946)	(19,742)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	7,506	(485)	7,991
Net increase (decrease) in cash, cash equivalents and restricted cash	$21,789	$(1,130)	$22,919

Operating Activities

Net cash provided by operating activities for the three months ended January 31, 2018 was $51.6 million, up $7.0 million from $44.7 million in cash provided during the three months ended January 31, 2017. Cash provided by operations before changes in operating assets and liabilities increased by $16.9 million, which is primarily due to our $24.9 million increased operating income, offset by a $7.8 million decrease in depreciation and amortization. This increase was offset by a $10.0 million decrease in cash provided by changes in operating assets and liabilities, due primarily to timing of accounts receivable collections and prepaid expenses.

Investing Activities

Net cash provided by investing activities for the three months ended January 31, 2018 was $9.3 million, compared to $18.4 million net cash used for the three months ended January 31, 2017, down $27.7 million, due primarily to $22.5 million in cash proceeds from a divested business during the three months ended January 31, 2018, compared to none during the three months ended January 31, 2017. Additionally, capital expenditures decreased $6.3 million year over year due primarily to capital expenditure reduction initiatives and the divestiture of our Taxi Solutions business, which was capital intensive.

Financing Activities

Net cash used in financing activities for the three months ended January 31, 2018 was $46.7 million compared to $26.9 million in cash used during the three months ended January 31, 2017, a $19.7 million increase, due primarily to $50.0 million in stock repurchases during the three months ended January 31, 2018 and a $33.0 million increase in debt repayments offset by $63.0 million increase in proceeds from new debt. We had no stock repurchases during the three months ended January 31, 2017.

Contractual Obligations

As of January 31, 2018, our contractual obligations consist of obligations under debt financing, operating leases, purchase commitments, capital leases and other contractual obligations. The following table summarizes our contractual obligations as of January 31, 2018 (in thousands):

		Years Ended January 31,
	Remainder of fiscal year 2018	2019	2020	2021	2022	Thereafter	Total
Credit agreement (1)	$35,073	$52,619	$64,380	$67,392	$66,101	$670,115	$955,680
Operating leases (2)	21,066	20,546	17,523	11,788	5,750	6,356	83,029
Minimum purchase obligations	134,185	36,000	36,000	—	—	—	206,185
Capital leases and other	4,618	2,406	1,067	85	38	261	8,475
Total	$194,942	$111,571	$118,970	$79,265	$71,889	$676,732	$1,253,369
(1) Credit agreement contractual obligations are computed based upon the amended and restated credit agreement entered into on February 2, 2018 and include interest calculated using the rate in effect as of February 2, 2018 applied to the expected outstanding debt balance considering the minimum principal payments due each year.
(2) On December 11, 2017, we divested our Taxi Solutions business. In connection with this transaction, the divested business assumed responsibility for approximately $50.0 million of operating lease commitments associated with this business. Future minimum lease payments as of January 31, 2018 do not include these divested lease commitments.

On April 3, 2017, we committed to purchase $144 million of components over a four year period, a total of $36 million each year, to lock in pricing from one of our existing suppliers. As of January 31, 2018, our remaining non-cancelable commitment under this agreement totaled $87.1 million.

As of January 31, 2018, the amount payable for unrecognized tax benefits was $37.4 million, including accrued interest and penalties, none of which is expected to be paid within one year. This amount is included in Other long-term liabilities in our Consolidated Balance Sheets as of January 31, 2018. We are unable to make a reasonably reliable estimate as to when cash settlement with the applicable taxing authorities may occur.

As of January 31, 2018 we have agreed to guarantee, in certain circumstances, up to $12.5 million of debt that was issued to Gas Media. We are unable to make a reasonably reliable estimate as to when or if we will need to pay this guaranteed debt. As of January 31, 2018, we have not made any payments and no amounts are accrued related to this guarantee.

Additionally, we have guaranteed lease commitments of up to $3.9 million per year until December 31, 2023 on a lease that was part of our divested Taxi Solutions business and that was assigned to the divested business. Post divestiture, payments on this lease are made by the divested business, which has agreed to indemnify us for this lease obligation. As of January 31, 2018, we have not made any payments under this guarantee and no amounts are accrued related to this guarantee.

On February 2, 2018, we entered into an amended and restated credit facility to increase the borrowing capacity, extend the maturity dates, provide more favorable interest rates, and make certain changes to the covenants and other terms of our existing credit agreement. The amended and restated credit agreement provides for an aggregate amount of up to $1.4 billion of debt consisting of a $350.0 million term A loan, a $350.0 million term B loan and a revolving loan with a committed amount of $700.0 million. The initial amounts borrowed were used to repay $775.2 million of outstanding balances due under the existing credit agreement, as well as the costs of the refinancing. See Note 9, Financings, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies and Estimates

General

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are more fully described in Note 1, Principles of Consolidation and Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements of our 2017 Annual Report on Form 10-K. There were no changes to our significant accounting policies during the three months ended January 31, 2018.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimates that are reasonably likely to occur periodically could materially impact our Condensed Consolidated Financial Statements. Our critical accounting policies include our more significant estimates and assumptions used in the preparation of our Condensed Consolidated Financial Statements. Our critical accounting policies are described in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of our 2017 Annual Report on Form 10-K.

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

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our exposures to market risk have not changed materially since October 31, 2017.
As of January 31, 2018, we had outstanding interest rate swap agreements to effectively convert $400.0 million of the term A loan from a floating rate plus applicable margin to a 1.20% fixed rate plus applicable margin through March 30, 2018. As of February 2, 2018, after entering into the amended and restated credit agreement, our outstanding interest rate swap agreements remained effective, as they effectively convert $400.0 million of the new term A and new term B loans from a floating rate plus applicable margin to a fixed rate of 1.20% plus applicable margin through March 30, 2018. In addition, we have an outstanding interest rate swap agreement to effectively convert $350.0 million of the new term A and new term B loans to a fixed rate of 0.975% plus applicable margin from March 30, 2018 through June 30, 2019.

For Quantitative and qualitative disclosures about market risk, see Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risks, in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.

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

The markets for our systems and services are highly competitive and rapidly evolving, and we have been and expect to continue to be subject to significant and increasing competition from existing and new competitors and a variety of technologies. Traditionally, we have competed with other large manufacturers and distributors of electronic point of sale payment solutions, suppliers of cash registers that provide built-in electronic payment capabilities and producers of software that facilitates electronic payment over the Internet. In certain areas, we also compete with smaller companies that have been able to develop strong local or regional customer bases. We compete with companies that are more established, benefit from greater name recognition in particular countries, and have greater resources within those countries than we do. In addition, some of these competitors compete with aggressive pricing. At the same time, we also compete with new and emerging companies that are disrupting traditional markets and sectors. For example, as ridesharing companies and other taxi alternative companies expand and gain market share, the market for our taxi products could be negatively impacted. Failure to anticipate, adapt or keep pace with new technologies could harm our business and impact our future growth. For example, new technologies such as crypto-currencies, blockchain technologies, distributed ledgers and new authentication technologies (such as biometrics) may result in the introduction of new services and products, and it may be difficult to predict which technological developments or innovations will become widely adopted, how these technologies may be regulated, and how they will impact our offerings and business.

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

As discussed in “If we are unsuccessful in executing on our implementation of payment-related services offerings in new markets and obtaining and maintaining customer acceptance of our services offerings, our net revenues, income and profitability will be adversely affected”, the competitive environment for services offerings is complex and very different in each market and, in some markets, our competitors include certain of our customers that distribute our terminals. Some of our competitors may offer more services, have better name recognition in that market or have a longer or more established relationship with customers in that market than we do. Some of our competitors also control other products and services that are important to our success, including platforms required for our planned expansion of payment-related services, or may acquire or develop exclusive strategic relationships with key distributors upon whom we previously relied.

We expect to continue to experience significant and increasing competition. Our net revenues, income and profitability will be negatively impacted if we do not effectively compete with existing competitors and new market entrants. If we cannot develop and offer, in a timely and cost-effective manner, technological features our customers desire or offer alternative solutions that align with shifts to payment on devices other than the traditional point of sale terminal, we may lose customers and market share, experience price reductions and/or reduced margins, or, in some cases, cease to participate in the market at all. Furthermore, as we respond to changes in the competitive environment, we may, from time to time, make pricing, product offering or service decisions or acquisitions that may lead to dissatisfaction among our customers and partners and harm our net revenues and/or profitability.

Security is vital to our customers and end users, and breaches in the security of our solutions could adversely affect our reputation and results of operations.

We operate in an industry that makes us a target of cyber-attacks on our systems and payment solutions. Our business involves the collection, transmission, storage and use of proprietary data or personally-identifying information of our customers, business partners and employees, as well as, in certain cases, end-users of our products or services. We rely on electronic networks, computers, systems, including our gateways, programs to run our business and operations, our employees and third party technology and IT infrastructure providers and, as a result, are potentially exposed to the risk of security breaches, computer or other malware, viruses, social engineering or general hacking, industrial espionage, employee or third party error or malfeasance, or other irregularities or compromises on our systems or those of third parties which could result in the loss or misappropriation of sensitive data, corruption of business data or other disruption to our operations. Outside parties may also attempt to fraudulently induce our employees, customers, business partners, service providers and other users of our solutions to disclose information in order to gain access to sensitive data and our solutions. As we expand our solutions and services and handle increasing volumes and types of sensitive data, we may increasingly become a target of security breach attempts. We have devoted significant resources to security measures, processes and technologies to protect and secure our networks and systems, but they may not be sufficient to protect against threats to our systems and solutions.

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

In addition, cybercrime hackers have specifically targeted point-of-sale credit card payment systems. Overall payment network security depends upon a number of factors outside our control, including the merchant's or service provider's network environment in which our systems are installed, the merchant's or service provider's adherence to security protocols in the installation, use and operation of our solutions and implementation of and adherence to compliant security processes and practices for its network. Even if there is no compromise to our solutions, any security breach or compromise in any part of a merchant's or service provider's network could result in negative media and/or reputational harm to us, or other costs or damages to us, all of which could have a material adverse impact on our results of operations.

We have in the past experienced infrequent and immaterial security breaches and may in the future experience additional security breaches, including those that could involve unauthorized access to sensitive customer information. Although the minor security breaches the Company has experienced to date have not had a material effect on its business, there is no assurance that the Company's security systems or processes will prevent or mitigate more serious break-ins, tampering, security breaches or other cyberattacks that could occur in the future.

If the security of our solutions is compromised, our reputation and marketplace acceptance of our solutions will be adversely affected, which would damage our competitiveness, stock price and long-term shareholder value and cause our business, as well as our customer and vendor relationships, to suffer. We may also be subject to material damages claims, lost sales, fines, remediation costs, investigations or lawsuits, which could lead to restrictions imposed on our business and otherwise adversely affect our results of operations. Additionally, cyberattacks could also compromise trade secrets and other sensitive information and result in such information being disclosed to others and becoming less valuable, which could negatively affect our business. Also, any reputational damage resulting from a data security breach or system failure at one or more of our clients, merchants or other third parties could decrease the use and acceptance of our products, which could harm our payments volume, net revenues and future growth prospects. In addition to the risks relating to general confidential information described above, we may also be subject to specific obligations relating to payment card data. Under payment card rules and obligations, if cardholder information is potentially compromised, we could be liable for associated investigatory expenses and could also incur significant fees or fines if we were to fail to follow payment card industry data security standards. In addition, if we do fail to follow payment card industry data security standards, our ability to market and sell our solutions could suffer, which could materially adversely affect our reputation, financial condition and operating results. The costs associated with preventing breaches in the security of our solutions, such as investment in technology and related personnel and costs associated with the testing and verification of the security of our solutions, could also adversely impact our financial condition and results of operations. While we maintain insurance coverage that is intended to address certain aspects of the data security risks to which we are exposed, our insurance policies carry low coverage limits, and may not be adequate to reimburse us for losses caused by security breaches and security breaches could lead to increased insurance premiums.

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

•
delays in implementation, including obtaining certifications, delivery and customer acceptance of our products and services, which may impact the timing of our recognition, and amount, of net revenues;

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

•	changes in tax law, which are recorded in the period enacted and may significantly affect the effective tax rate of that period;

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

In addition, we have experienced in the past and may continue to experience periodic variations in sales in our key vertical and geographical markets. In particular, differences in relative growth rates among our businesses in the U.S. and other regions may cause significant fluctuation in our quarterly operating results, especially our quarterly gross profit margins, because net revenues generated from emerging markets tend to carry lower margins. Furthermore, revenue increases due to the adoption of standards such as EMV in the United States have in the past slowed and declined and may in the future slow or decline or not be sustained. In addition, the pace of EMV adoption in the U.S. will impact our net revenues and operating results. In Latin America and some other markets, continued overall economic weakness and the contraction of certain economies in the region could cause our net revenues to decline as customers delay or reduce orders. These periodic variations occur throughout the year and may lead to fluctuations in our quarterly operating results depending on the impact of any given market during that quarter and could lead to volatility in our stock price.

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

A substantial portion of our business consists of sales made to customers outside the United States. A portion of the net revenues we receive from such sales is denominated in currencies other than the U.S. dollar, primarily the Euro, the Brazilian real, the British Pound and the Swedish Krona. Additionally, portions of our cost of net revenues and our other operating expenses are incurred by our international operations and denominated in local currencies, primarily the Euro, the Brazilian real, the British Pound, and the Swedish Krona. Fluctuations in the value of these net revenues, costs and expenses as measured in U.S. dollars have historically affected our results of operations, and adverse currency exchange rate fluctuations may have a material impact in the future. Further, changes in exchange rates that strengthen the U.S. dollar could increase the price of our U.S. dollar-denominated products in the local currencies of the foreign markets we serve, making our products relatively more expensive than products that are denominated in local currencies, which could lead to a reduction in our sales and profitability in those markets. In recent periods, the U.S. dollar has strengthened, in some cases significantly, against certain major currencies in which we transact, such as the Brazilian real and the Argentina Peso, impacting negatively our results of operations. Additionally, the 2016 referendum vote in the U.K. to exit the European Union, commonly known as “Brexit,” caused significant short term volatility in global stock markets as well as currency exchange rate fluctuations, resulting in further strengthening of the U.S. dollar, including against the British Pound. In addition, our balance sheet contains monetary assets and liabilities denominated in currencies other than the U.S. dollar, such as cash, intercompany balances, trade receivables and payables, and fluctuations in the exchange rates for these currencies could adversely affect our results of operations.

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

•
adapting our solutions to meet local requirements and regulations and to target the specific needs and preferences of foreign customers, which may differ from our traditional customer base in the markets we currently serve;

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

•
legal, regulatory, and other government scrutiny applicable to U.S. companies with sales and operations in foreign jurisdictions, including with respect to privacy, tax, law enforcement, trade compliance, and intellectual property matters;

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

We are subject to foreign currency risk including that from economic and political instability which can lead to significant and unpredictable volatility in currency rates, including as a result of significant currency devaluations, which may negatively impact our net revenues, gross margins, results of operations and financial position. Although we engage in some hedging of our foreign currency exposures, we do not hedge all such exposures and our hedging arrangements may not always be effective. The uncertainty with respect to the ability of certain European countries to continue to service their sovereign debt obligations, related European financial restructuring efforts and the eventual exit of the U.K. from the European Union as a result of the Brexit referendum may cause the value of the Euro and the British pound to decline. The current political situation in Ukraine, the sanctions imposed against Russia by certain European nations and the U.S., Russia's response to these sanctions, and any changes in U.S. policy as a result of the 2016 U.S. presidential election may further increase the economic uncertainty in the affected regions and lead to further fluctuation in the value of foreign currencies, such as the Euro and Russian ruble, used in these regions. Similarly, an economic downturn in China or a further decrease in economic growth in China could lead to currency fluctuations that impact us. See “A majority of our net revenues are generated outside the U.S.; accordingly, fluctuations in currency exchange rates may adversely affect our results of operations” and Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk--Foreign Currency Transaction Risk, in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.

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

Sanctions against Russia, and Russia's response to those sanctions, including the imposition of sanctions by Russia, could materially adversely affect our business, results of operations and financial condition.*

In March 2014, the Crimean region of Ukraine was annexed by Russia. In response, other nations, including the U.S., have imposed or are considering imposing, economic sanctions on Russia and in January 2018, the U.S. presidential administration announced additional sanctions on certain Russian individuals and entities in connection with the Russia’s occupation of Crimea. Recently, concerns related to the political and military conditions in the region have prompted stringent restrictions by the U.S. and European Union, and increasing levels of economic sanctions, targeting certain Russian companies in the finance, energy and defense industries and additional Russian nationals, as well as imposing restrictions on trading and access to capital markets. In response, Russia announced its own trading sanctions against nations that implemented or supported the anti-Russia sanctions, including the U.S. and some European Union nations. Russia has also announced sanctions against Turkey in response to a military incident between Turkey and Russia in November 2015, some of which were lifted in May 2017. A portion of our net revenues are from Russia and its surrounding areas, including Ukraine and Turkey. Economic sanctions imposed by the U.S., the European Union, Russia, Turkey or the world community may result in serious economic challenges in Ukraine, Turkey, Russia and the surrounding areas, and imposition of trade restrictions may delay or prevent shipment of products to or services performed in those countries, which could have an adverse effect on our results of operations. In addition, to the extent it is more difficult for some of our customers to obtain financing or access U.S. dollar currency, due to restrictions on access to international capital markets as a result of the sanctions, our customers' ability to pay could be adversely affected, which could have a material adverse impact on our business, cash flows, results of operations and financial condition. Further, current and any future retaliatory measures by Russia in response to anti-Russia sanctions could adversely affect European and Middle East economic conditions, which could in turn affect our business in Europe, Turkey and elsewhere. Accordingly, sanctions against or by Russia and the responses to sanctions, including potential responses by Turkey to sanctions imposed by Russia, could have a material adverse effect on our business, results of operation and financial condition. Further, it is unclear whether any additional changes in U.S. policy regarding sanctions against Russia will be forthcoming as a result of the U.S. presidential administration, including sanctions related to potential Russian interference in the 2016 U.S. presidential election, and how those potential changes may impact the U.S., Russia and world economies and our business.

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

We have experienced, and may experience in the future, changes in our management team. In 2013, the Board appointed Mr. Paul Galant as our CEO and Mr. Marc E. Rothman as our new CFO. Further, since Mr. Galant's appointment, we have announced certain other sales, technology, marketing, human resources, and operations management changes. During this time of transition, our new executive leadership and our continuing executives have been designing and implementing changes to our strategic business plans in order to better position the Company for strategic growth and long-term profitability. In addition, we have initiated certain restructuring activities in accordance with our approved restructuring plans, reducing the number of employees and contractors in certain areas and reassigning certain employee duties, and consolidating excess facilities. Our management changes, changes to our strategic business plan, and restructuring activities, as well as the potential for additional changes or activities in the future, may introduce uncertainty regarding our business prospects and may result in disruption of our business and our customer relationships. In addition, these changes and measures could distract our employees, decrease employee morale, result in failure in meeting operational targets due to the loss of employees and make it more difficult to retain and hire new talent, increase our expenses in terms of severance payments and facility exit costs, both of which could be significant, expose us to increased risk of legal claims by terminated employees, and harm our reputation. These changes and activities could also increase the volatility of our stock price. If we are unable to mitigate these or other similar risks, our business, results of operations, and financial condition may be adversely affected.

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

If we are unsuccessful in executing on our implementation of payment-related services offerings in new markets and obtaining and maintaining customer acceptance of our services offerings, our net revenues, income and profitability will be adversely affected.

A central part of our strategic plan is to increase services offerings so that we can derive higher overall net revenues and margins, develop deeper relationships with our customers and drive more predictable financial results. Following our acquisition of Point, we have been implementing their payment-related services offerings in multiple jurisdictions. Implementing a new services model is difficult and involves management focus, upfront local infrastructure and capital costs and other resources that could otherwise be utilized in research and development of other hardware and software product offerings, and the build-out of local service and support teams. In addition, the competitive environment for services is very different in each market, and the bundle of services being offered must be customized to compete effectively. Markets may take longer to adopt a payment processing model than we anticipate or may choose not to adopt this model at all. We may also be competing against others, including certain of our customers that distribute our terminals, who already offer similar services. Continued weakness in the global economy may also negatively impact our ability to implement payment-related services offerings within the time frames we desire and to achieve the benefits we anticipate. If we are unsuccessful in executing on our implementation of payment-related services offerings and obtaining and maintaining customer acceptance of our services offerings, unable to implement the model while also maintaining focus on other key areas of our business or unable to maintain the expected level of margins associated with these services offerings, we may not be able to generate sufficient returns on our investments in the services business and our net revenues, income and profitability will be adversely affected.

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

•	the need to coordinate research and development and support activities across our existing and newly acquired products and services in a cost-effective manner;

•	the challenges of incorporating acquired technologies, products and services offerings into our next generation of products and solutions in an effective and timely manner;

•	the potential disruption of our ongoing business, including the diversion of management attention to issues related to integration and administration;

•	entering markets in which we have limited prior experience;

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

•
the risk that increasing complexity inherent in operating a larger global business and managing a broader range of solutions and services offerings may impact the effectiveness of our internal controls and adversely affect our financial reporting processes;

•	the risks associated with undetected cyberattacks or security breaches at companies that we acquire or with which we may combine or partner;

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

Timing of orders for our products and services can be back-end weighted within the fiscal quarter, which can make our net revenues difficult to predict and can negatively impact our business and results of operations.

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

If we inaccurately forecast demand for our products, we could end up with either excess or insufficient inventory to satisfy demand. This problem is exacerbated because our products are offered in a number of different configurations and with a variety of optional features, and we generally receive a significant volume of customer orders towards the end of each fiscal quarter which leaves us little room to adjust inventory mix to match demand, as discussed under “Timing of orders for our products and services can be back-end weighted within the fiscal quarter, which can make our net revenues difficult to predict and can negatively impact our business and results of operations.” During the transition from an existing product to a new replacement product, we must accurately predict the demand for the existing and the new product. Furthermore, introducing new products into our current markets or existing products into new markets involves the uncertainty of whether the market will adopt our product in the volumes and time frames that we anticipate or at all. Our inability to properly manage our inventory levels could lead to increased expenses associated with writing off excessive or obsolete inventory, additional shipping costs to meet immediate demand and a corresponding decline in gross margins, or lost sales. If we do not accurately predict demand, we could also incur increased expenses associated with binding commitments to certain third-party contract manufacturers and suppliers which would negatively impact our gross margins and operating results. For example, as of January 31, 2018, the amount of purchase commitments issued to contract manufacturers and component suppliers totaled approximately $119.1 million. Of this amount, $8.2 million was recorded in Accruals and other current liabilities in our Consolidated Balance Sheets because these commitments were not expected to have future value to us. On April 3, 2017, to lock in pricing on certain components, we committed to purchase $144 million of such components over a four year period, $36 million per year, from one of our existing suppliers. As of January 31, 2018, our remaining non-cancelable commitment under this agreement totaled $87.1 million.

For additional information regarding our commitments to third-party manufacturers and suppliers, see Note 13, Commitments and Contingencies, in the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K filed with the SEC for the fiscal year ended October 31, 2017.

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

We utilize a limited number of third parties to manufacture our hardware products pursuant to our specifications and rely upon these contract manufacturers to produce and deliver products on a timely basis and at an acceptable cost or to otherwise meet our product demands. Further, a material portion of these third-party manufacturing activities are concentrated in China. Disruptions to the business, financial stability or operations, including due to strikes, labor disputes or other disruptions to the workforce, of these contract manufacturers, or to their ability to produce the products we require in accordance with our and our customers' requirements, and particularly disruptions to the manufacturing operations in China, including due to geological disruptions such as earthquakes, could significantly affect our ability to fulfill customer demand on a timely basis which could materially harm our net revenues and results of operations. Substantially all of our manufacturing is currently handled by our third-party contract manufacturers and our dependency on our third-party contract manufacturers could exacerbate these risks.

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

The shipment of payment systems requires us or our manufacturers, distributors, or other agents to obtain customs or other government certifications and approvals, and, on occasion, to submit to physical inspection of our systems in transit. Failure to satisfy these requirements, and the very process of trying to satisfy them, can lead to lengthy delays in the delivery of our solutions to our direct or indirect customers. Because we depend upon third-party carriers for the timely delivery of our products, we may face delays in delivery due to reasons outside our control. Delays and unreliable delivery by us may harm our reputation in the industry and our relationships with our customers and result in canceled orders, any of which could adversely affect our results of operations and business.

We may be subject to future impairment charges due to potential declines in the fair value of our assets.

As a result of our acquisitions, particularly that of Lipman in November 2006, Hypercom in August 2011, Point in December 2011, as well as acquisitions related to our Taxi Solutions business, we have recorded significant goodwill and intangible assets on our balance sheet. We test goodwill and intangible assets for impairment on a periodic basis as required, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The events or changes that could require us to test our goodwill and intangible assets for impairment include a reduction in our stock price and market capitalization and changes in our estimated future cash flows or changes in rates of growth in our industry or in any of our reporting units or lines of business.

During the first quarter of 2016, we realigned our organizational structure and changed our reportable segments to be Verifone Systems and Verifone Services. As a result of this change, we realigned our reporting units to be Verifone Systems, Taxi Solutions, and Verifone Services. During the second quarter of 2017, we concluded that the carrying amount of the goodwill related to our former Taxi Solutions reporting unit may not be recoverable. Based on a quantitative assessment, considering potential sales transactions, we concluded that the goodwill was impaired by $17.4 million. On December 11, 2017, we divested our Taxi Solutions business. There were no indicators of impairment for our Verifone Systems and Verifone Services reporting units during the three months ended January 31, 2018.

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

In July 2016, there was an attempted military coup in Turkey. In the aftermath of the coup, some of our partners and customers delayed shipments and orders, impacting our net revenues. While the current government was able to stay in power, the country continues to experience political turmoil and the Turkish government is operating under a state of emergency. This evolving situation could further negatively impact our results and business opportunities in the country, including our ability to market certain solutions in the region. For example, the Turkish government previously delayed implementation of a fiscalization mandate to January 2018 and in December 2017 the mandate was significantly limited by now only requiring new equipment to be ECR compliant. This may further impact or delay our business opportunities and revenue expectations in the country for the next fiscal year.

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

We are currently a party in several litigation proceedings. If any of these proceedings are resolved adversely to us, this could have a material adverse effect on our business, financial condition, results of operations or cash flows. For example, in connection with the restatement of our historical interim financial statements during fiscal year 2007, a number of securities class action complaints were filed against us and certain of our officers, and purported derivative actions were also filed against certain of our current and former directors and officers. As described in Part I, Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the fiscal year ended October 31, 2014, we settled with the plaintiffs in the securities class action case captioned In re VeriFone Holdings, Inc. Securities Litigation for a total of $95.0 million.

We are also subject to a number of pending tax assessment matters, particularly in Brazil where such assessments can be difficult to defend and result in substantial losses, and in Israel, where we are currently under audit by the Israel Tax Authority for fiscal years 2011 through 2015 and are subject to a substantial potential tax liability and deficiency penalty assessment in the range of several hundred million dollars for our fiscal years 2008 or 2009. While we continue to believe the Israel Tax Authority assessment is without merit and have appealed the assessment, we cannot be sure of the outcome and our ultimate aggregate exposure. See Note 4, Income Taxes, and Note 11, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information related to tax assessment matters.

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

Changes in U.S. tax laws could have a material adverse effect on our business, cash flow, results of operations and financial conditions.

On December 22, 2017, the U.S. government enacted comprehensive Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 ("Tax Act"). The Tax Act makes changes to the corporate tax rate, business-related deductions and taxation of foreign earnings, among others, that will generally be effective for taxable years beginning after December 31, 2017. These changes could have a material adverse impact on the value of our U.S. deferred tax assets, result in significant one-time charges in the current or future taxable years and increase our future U.S. tax expense. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued.

The Tax Act requires complex computations not previously provided in U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the Tax Act and the accounting for such provisions require accumulation of information not previously required or regularly produced. We are continuing to evaluate the Tax Act and its requirements, as well as its application to our business and its impact on our effective tax rate. At this stage, it is unclear how many U.S. states will incorporate these federal law changes, or portions thereof, into their tax codes. The implementation by us of new practices and processes designed to comply with, and benefit from, the Tax Act and its rules and regulations could require us to make substantial changes to our business practices, allocate additional resources, and increase our costs, which could negatively affect our business, results of operations and financial condition.

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

We have senior secured credit facilities pursuant to a credit agreement as described in Note 9, Financing, in the Notes to Condensed Consolidated Financial Statements to this Quarterly Report on Form 10-Q, with outstanding loan balances of $840.0 million as of January 31, 2018.

The amended and restated credit agreement contains customary covenants that require maintenance of certain specified financial ratios and restricts the ability of certain of our subsidiaries to make certain distributions with respect to their capital stock, prepay other debt, encumber their assets, incur additional indebtedness, make capital expenditures above specified levels, engage in certain business combinations, or undertake various other corporate activities. Therefore, as a practical matter, these covenants restrict our ability to engage in or benefit from such activities. Further, VeriFone, Inc. must limit its leverage ratio and maintain its interest coverage ratio at or above specified thresholds. In addition, we have, in order to secure our repayment obligations under the amended and restated credit agreement, pledged a substantial amount of our assets and properties. This pledge may reduce our operating flexibility because it restricts our ability to dispose of these secured assets or engage in other transactions that may be beneficial to us.

If we are unable to comply with the covenants in the amended and restated credit agreement, we will be in default, which could result in the acceleration of our outstanding indebtedness. If acceleration occurs, we may not be able to repay our debt and we may not be able to borrow sufficient additional funds to refinance our debt. In addition, under the terms of the amended and restated credit agreement, increases in our leverage ratio could result in increased interest rates and, therefore, higher debt service costs. If we were to default in performance under the amended and restated credit agreement, we may pursue an amendment or waiver from our lenders, but there can be no assurance that the lenders would grant such an amendment or waiver and, in light of current credit market conditions, any such amendment or waiver requested is likely to be on terms, including additional fees, as well as increased interest rates and other more stringent terms and conditions that would be materially disadvantageous to us.

See Note 9, Financing, in the Notes to Condensed Consolidated Financial Statements to this Quarterly Report on Form 10-Q for additional information regarding the credit agreement.

Our indebtedness and debt service obligations under our credit agreement are substantial and may adversely affect our cash flow, cash position, and stock price.

Our outstanding indebtedness and debt service obligations are substantial. As of January 31, 2018, we had total indebtedness outstanding of $840.0 million related to our amended and restated credit agreement, payable in quarterly installments through February 2, 2023. Outstanding amounts may be subject to mandatory prepayment with the proceeds of certain asset sales and debt issuances and, for certain of the loan balances, from a portion of annual excess cash flows (as determined in the amended and restated credit agreement) depending on our total net leverage ratio. See Note 9, Financing, in the Notes to Condensed Consolidated Financial Statements to this Quarterly Report on Form 10-Q, for a schedule of the principal payments due under our credit facilities.

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

•	uncertainty about current global or regional economic conditions;

•	changes in the market valuations of other companies operating in our industry or in the technology sector;

•	the rate at which we return capital to our shareholders;

•	announcements by us or our competitors related to acquisitions, strategic partnerships, or divestitures;

•	business disruptions, costs and future events related to shareholder activism;

•	additions or departures of key personnel;

•	sales or purchases of our stock, including sales or purchases of our stock by our directors and officers or by significant stockholders; and

•	repurchases of our stock by us pursuant to our share repurchase program.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share repurchase activity during the three months ended January 31, 2018 was follows (in thousands, except number of shares and per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
December 1, 2017 to December 31, 2017
Open market and privately negotiated purchases	1,581,032	$18.06	1,581,032
January 1, 2018 to January 31, 2018
Open market and privately negotiated purchases	1,189,335	$17.98	1,189,335
Total	2,770,367	$18.03	2,770,367	$100,000

(1) During the three months ended January 31, 2018, we repurchased approximately 2.8 million shares of our common stock at an average repurchase price of $18.03 per share under a $200.0 million share repurchase program that we announced on September 28, 2015. In December 2017, our Board of Directors authorized us to expand the stock repurchase program to allow repurchase of additional shares of our common stock with an aggregate value of up to $100.0 million. The share repurchase program has no expiration date and may be modified, suspended or discontinued at any time. Under the program, shares may be repurchased from time to time in the open market, through private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise, including under plans complying with Rule 10b5-1 under the Exchange Act. As of January 31, 2018, $100.0 million remained of the $300.0 million share repurchase program.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION

Glen Robson notified the Company on March 6, 2018 that he intends to resign from the company to pursue other opportunities. Mr. Robson will depart in March 2018 and his responsibilities will be assumed by other executives at the company. Mr. Robson will assist with the transition of his responsibilities prior to his departure.

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

Date: March 8, 2018

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