Form 10-Q
period 2018-04-30
VERIFONE SYSTEMS, INC.
filed 2018-06-08
CIK 1312073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on May 31, 2018

Class	Number of shares
Common Stock, $0.01 par value per share	110,739,583

VERIFONE SYSTEMS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (Unaudited)

VERIFONE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended April 30,		Six Months Ended April 30,
	2018	2017	2018	2017
	(Unaudited, in thousands, except per share data)
Net revenues:
Systems	$258,571	$285,675	$501,627	$551,076
Services	179,832	188,010	373,573	376,480
Total net revenues	438,403	473,685	875,200	927,556
Cost of net revenues:
Systems	163,541	176,219	317,914	342,611
Services	96,388	124,705	200,653	240,753
Total cost of net revenues	259,929	300,924	518,567	583,364
Gross margin	178,474	172,761	356,633	344,192
Operating expenses:
Research and development	52,443	51,771	100,999	107,723
Sales and marketing	46,294	50,935	92,682	100,141
General and administrative	49,604	46,755	100,646	97,558
Restructuring and related	(282)	68,896	111	70,038
Acquisition related	8,022	—	8,022	—
Amortization of purchased intangible assets	15,627	18,414	30,695	37,177
Goodwill impairment	—	17,384	—	17,384
Total operating expenses	171,708	254,155	333,155	430,021
Operating income (loss)	6,766	(81,394)	23,478	(85,829)
Interest expense, net	(10,234)	(8,185)	(19,151)	(16,332)
Other income (expense), net	(4,224)	8,796	(5,378)	6,574
Loss before income taxes	(7,692)	(80,783)	(1,051)	(95,587)
Income tax provision	9,060	8,882	8,546	11,802
Consolidated net loss	(16,752)	(89,665)	(9,597)	(107,389)
Net income (loss) attributable to noncontrolling interests	293	(398)	199	(1,499)
Net loss attributable to VeriFone Systems, Inc. stockholders	$(17,045)	$(89,267)	$(9,796)	$(105,890)
Net loss per share attributable to VeriFone Systems, Inc. stockholders:
Basic	$(0.15)	$(0.80)	$(0.09)	$(0.95)
Diluted	$(0.15)	$(0.80)	$(0.09)	$(0.95)
Weighted average number of shares used in computing net loss per share attributable to VeriFone Systems, Inc. stockholders:
Basic	110,508	111,688	111,023	111,522
Diluted	110,508	111,688	111,023	111,522
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended April 30,		Six Months Ended April 30,
	2018	2017	2018	2017
	(Unaudited, in thousands)
Consolidated net loss	$(16,752)	$(89,665)	$(9,597)	$(107,389)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(49,368)	11,463	25,878	9,361
Unrealized gain (loss) on derivatives designated as cash flow hedges
Change in unrealized gain on derivatives designated as cash flow hedges	205	163	2,407	2,300
Amounts reclassified from Accumulated other comprehensive loss	(506)	409	(700)	1,087
Net change in unrealized gain on derivatives designated as cash flow hedges	(301)	572	1,707	3,387
Net change in other	90	28	1,018	54
Other comprehensive income (loss)	(49,579)	12,063	28,603	12,802
Total comprehensive income (loss)	(66,331)	(77,602)	19,006	(94,587)
Less: Comprehensive loss attributable to noncontrolling interests, net of tax	(2,648)	(9,592)	(704)	(10,693)
Comprehensive income (loss) attributable to VeriFone Systems, Inc. stockholders	$(63,683)	$(68,010)	$19,710	$(83,894)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2018	October 31, 2017
	(Unaudited, in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$168,405	$131,029
Accounts receivable, net of allowances of $7,691 and $7,900, respectively	320,072	322,667
Inventories	123,989	126,563
Prepaid expenses and other current assets	136,942	138,396
Total current assets	749,408	718,655
Property and equipment, net	126,246	127,872
Purchased intangible assets, net	210,070	236,378
Goodwill	1,125,897	1,104,370
Deferred tax assets, net	30,159	33,089
Other long-term assets	101,600	101,806
Total assets	$2,343,380	$2,322,170
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$164,596	$144,761
Accruals and other current liabilities	212,788	227,295
Deferred revenue, net	106,466	101,427
Short-term debt	30,436	68,770
Total current liabilities	514,286	542,253
Long-term deferred revenue, net	59,190	61,788
Deferred tax liabilities, net	91,518	97,524
Long-term debt	835,745	762,044
Other long-term liabilities	72,423	76,089
Total liabilities	1,573,162	1,539,698
Commitments and contingencies
Redeemable noncontrolling interest in subsidiary	—	262
Stockholders’ equity:
Preferred stock: $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock: $0.01 par value, 200,000 shares authorized, 110,723 and 112,367 shares issued and outstanding as of April 30, 2018 and October 31, 2017, respectively	1,107	1,124
Additional paid-in capital	1,832,419	1,812,209
Accumulated deficit	(851,235)	(792,168)
Accumulated other comprehensive loss	(237,067)	(266,572)
Total VeriFone Systems, Inc. stockholders’ equity	745,224	754,593
Noncontrolling interests in subsidiaries	24,994	27,617
Total equity	770,218	782,210
Total liabilities, redeemable noncontrolling interest in subsidiary and equity	$2,343,380	$2,322,170
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended April 30,
	2018	2017
	(Unaudited, in thousands)
Cash flows from operating activities
Consolidated net loss	$(9,597)	$(107,389)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization	65,375	76,229
Stock-based compensation expense	18,489	20,731
Deferred income taxes, net	(4,402)	264
Non-cash restructuring and related charges	(2,299)	39,579
Goodwill impairment	—	17,384
Other	14,982	5,640
Net cash provided by operating activities before changes in operating assets and liabilities	82,548	52,438
Changes in operating assets and liabilities:
Accounts receivable, net	2,759	(21,483)
Inventories	2,025	23,763
Prepaid expenses and other assets	(30,567)	(10,021)
Accounts payable	20,283	(610)
Deferred revenue, net	1,535	9,067
Other current and long-term liabilities	104	27,078
Net change in operating assets and liabilities	(3,861)	27,794
Net cash provided by operating activities	78,687	80,232
Cash flows from investing activities
Capital expenditures	(27,532)	(36,411)
Divestiture of business	30,000	6,492
Other investing activities, net	—	(4,534)
Net cash provided by (used in) investing activities	2,468	(34,453)
Cash flows from financing activities
Proceeds from debt, net of issuance costs	1,062,401	118,676
Repayments of debt	(1,039,633)	(173,462)
Stock repurchases	(50,000)	—
Other financing activities, net	(2,361)	(2,649)
Net cash used in financing activities	(29,593)	(57,435)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	2,548	1,056
Net increase (decrease) in cash, cash equivalents and restricted cash	54,110	(10,600)
Cash, cash equivalents and restricted cash, beginning of period	143,729	159,181
Cash, cash equivalents and restricted cash, end of period	$197,839	$148,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

Note 1. Principles of Consolidation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of VeriFone Systems, Inc. and our wholly-owned and majority-owned subsidiaries, including a variable interest entity where we are deemed to be the primary beneficiary, and have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions on Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The Condensed Consolidated Balance Sheet at October 31, 2017 has been derived from the audited Consolidated Balance Sheet at that date. All significant inter-company accounts and transactions have been eliminated. In accordance with these rules and regulations, we have omitted certain information and notes normally provided in our annual consolidated financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring items, necessary for the fair presentation of our financial position and results of operations for the interim periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017. The results of operations for the three and six months ended April 30, 2018 are not necessarily indicative of the results expected for the entire fiscal year.

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

Significant Accounting Policies

During the six months ended April 30, 2018, there have been no changes in our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.

Concentrations of Credit Risk

For the three and six months ended April 30, 2018 and 2017, no single customer accounted for more than 10% of our total Net revenues. As of April 30, 2018 and October 31, 2017, no single customer accounted for more than 10% of our total Accounts receivable, net.

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

During May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as amended by ASU 2015-14, 2016-08, 2016-10, 2016-12, 2017-05, and 2017-13 which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new guidance requires a company to recognize revenue as control of goods or services transfers to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. It defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of reporting periods beginning after December 15, 2016. Two methods of adoption are permitted: (a) full retrospective adoption, meaning this standard is applied to all periods presented or (b) modified retrospective adoption, meaning the cumulative effect of applying the new guidance as of the date of adoption is recognized as an adjustment to the opening retained earnings balance. We expect to adopt ASU 2014-09, as required, effective in the first interim period of our fiscal year ending October 31, 2019 and currently expect to select the modified retrospective adoption method.

As this new revenue standard will supersede substantially all existing revenue guidance under U.S. GAAP, once adopted it could impact revenue and cost recognition on sales across all our businesses, in addition to our business processes, compensation, information technology systems and other financial reporting and operational elements. We expect that this standard may impact, in some cases, the timing and amount of revenue recognized, such as term based software licenses, which are not material, but that are currently recognized over the license term and will be recognized at the time the license is delivered to the customer under the new guidance. Additionally, the direct costs to obtain and fulfill customer contracts, in some cases, may be deferred and amortized under the new standard, however we do not expect that any such contract cost deferrals will be material. We are continuing to assess the potentially impacted revenue streams and costs, quantifying the materiality of these impacts and considering additional disclosure requirements.

There are no updates to our previous assessments on other recent accounting pronouncements not yet adopted from our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2. Business Combination and Divestiture

Pending Merger
On April 9, 2018, VeriFone Systems, Inc. entered into an Agreement and Plan of Merger with Vertex Holdco LLC, a Delaware limited liability company and Vertex Merger Sub LLC, a Delaware limited liability company and a wholly-owned subsidiary of Vertex Holdco. Pursuant to the merger agreement, Vertex Merger Sub will be merged with and into VeriFone Systems, Inc., with VeriFone Systems, Inc. continuing as the surviving company in the merger. Vertex Holdco and Vertex Merger Sub are owned by an investor group led by Francisco Partners and including British Columbia Investment Management Corporation. VeriFone Systems, Inc.'s Board of Directors have unanimously approved the merger agreement and upon completion of the transaction, VeriFone Systems, Inc. will become a privately held company.
Subject to the terms and conditions set forth in the merger agreement, each share of $0.01 par value common stock issued and outstanding immediately prior to the effective time of the merger (other than shares of our common stock owned by VeriFone Systems, Inc., Vertex Merger Sub, Vertex Holdco, or any of their respective direct or indirect wholly-owned subsidiaries, in each case not held on behalf of third parties, and shares of common stock owned by stockholders who have properly demanded and not withdrawn a demand for, or lost their right to, appraisal rights under Delaware law) will be converted into the right to receive $23.04 per share in cash, without interest.
Consummation of the merger is subject to various closing conditions, including, among others, customary conditions relating to the adoption of the merger agreement by the requisite vote of our stockholders, and expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as certain foreign regulatory approvals. On May 4, 2018, the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Act.
We expect the merger to close during the third calendar quarter ended September 30, 2018. We also expect to incur significant costs, expenses and fees for professional services and other transactions costs in connection with the merger. If we terminate the merger agreement under specified circumstances, we may be required to pay a termination fee of $86.6 million. In the event, that we terminate the merger agreement due to breach from Vertex Holdco and Vertex Merger Sub, then we would receive a termination fee of $186.6 million. Additional information about the merger agreement is set forth in our Current Report on Form 8-K filed with the SEC on April 9, 2018.

Divestiture
On December 11, 2017, we divested our Taxi Solutions business, which was classified as held for sale as of October 31, 2017, for $22.5 million in cash paid at closing plus $7.5 million paid in April 2018. In connection with the transaction, we also received a 10% equity interest in Curb Intermediate Holdings I, a limited liability company that is an indirect parent of the buyer and that is partially owned by the former general manager of this business. The purchase price is subject to upward adjustment based on working capital in certain circumstances.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

This business earned $0.8 million income before income taxes in the period November 1, 2017 through December 11, 2017, as of which date it was divested, and incurred a $22.9 million and a $26.2 million loss before income taxes for the three and six months ended April 30, 2017.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the computation of net loss per share of common stock (in thousands, except per share data):

	Three Months Ended April 30,		Six Months Ended April 30,
	2018	2017	2018	2017
Basic and diluted net loss per share attributable to VeriFone Systems, Inc. stockholders:
Numerator:
Net loss attributable to VeriFone Systems, Inc. stockholders	$(17,045)	$(89,267)	$(9,796)	$(105,890)
Denominator:
Weighted average shares attributable to VeriFone Systems, Inc. stockholders - basic	110,508	111,688	111,023	111,522
Weighted average effect of dilutive stock options, RSUs and RSAs	—	—	—	—
Weighted average shares attributable to VeriFone Systems, Inc. stockholders - diluted	110,508	111,688	111,023	111,522
Net loss per share attributable to VeriFone Systems, Inc. stockholders:
Basic	$(0.15)	$(0.80)	$(0.09)	$(0.95)
Diluted	$(0.15)	$(0.80)	$(0.09)	$(0.95)

For both the three and six months ended April 30, 2018, equity incentive awards representing 6.9 million shares of common stock were excluded from the calculation of weighted average shares for diluted net loss per share as they were anti-dilutive as the company incurred net losses for those periods. For both the three and six months ended April 30, 2017, equity incentive awards representing 7.7 million shares of common stock were excluded from the calculation of weighted average shares for diluted net loss per share as they were anti-dilutive because the company incurred net losses for those periods.

Note 4. Income Taxes

We recorded a tax provision totaling $9.1 million for the three months ended April 30, 2018 and tax provision totaling $8.9 million for the three months ended April 30, 2017. The tax provision for the three months ended April 30, 2018 is primarily related to foreign taxes. The tax provision for the three months ended April 30, 2017 was primarily related to foreign taxes and discrete items associated with restructuring related charges. We recorded a tax provision totaling $8.5 million for the six months ended April 30, 2018 primarily related to foreign taxes partially offset by deferred rate change as a result of the U.S. Tax Reform and the reversal of unrecognized tax benefits where statute of limitations expired. We recorded a tax provision totaling $11.8 million for the six months ended April 30, 2017 primarily related to foreign taxes partially offset by the reversal of unrecognized tax benefits where statute of limitations expired or audits have been settled.

Our total unrecognized tax benefits were approximately $107.0 million as of April 30, 2018. The amount of unrecognized tax benefits could be reduced upon closure of tax examinations or if the statute of limitations on certain tax filings expires without assessment from the relevant tax authorities. We believe that it is reasonably possible that there could be an immaterial reduction in unrecognized tax benefits due to statute of limitation expirations in multiple tax jurisdictions during the next 12 months. Interest and penalties accrued on these uncertain tax positions will also be released upon the expiration of the applicable statute of limitations.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. Tax Cuts and Jobs Act ("the Tax Act")

The Tax Cuts and Jobs Act ("the Tax Act") was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective on January 1, 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income ("GILTI") tax and the base erosion tax, respectively. The new taxes for certain foreign-sourced earnings under the Tax Act are effective for the Company after the fiscal year ending October 31, 2018. In addition, in fiscal 2018, we are subject to a one-time transition tax on post-1986 accumulated foreign earnings and profits ("E&P") not previously subject to U.S. income tax.

The decrease in the U.S. federal corporate tax rate from 35.0% to 21.0% results in a blended statutory tax rate of 23.3% for the fiscal year ending October 31, 2018. Given the significance of the legislation, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which allows the Company to record provisional amounts for the impact of the Tax Act, with the requirement that the accounting be completed in a period not to exceed one year from the date of enactment. In March 2018, the FASB issued ASU No. 2018-05 to codify the guidance provided in SAB 118. As of April 30, 2018, the Company had not yet completed its accounting for the tax effects related to enactment of the Tax Act; however, in certain cases the Company has made a reasonable estimate of the Tax Act's effects. The Company recognized a tax benefit of $3.1 million for the period ended January 31, 2018 as a result of adjusting its deferred tax balance to reflect the new corporate tax rate. The majority of the Company's U.S. deferred taxes are offset with a valuation allowance, therefore the re-measurement which resulted in a provisional reduction of $94 million to the Company’s gross deferred tax assets with an offsetting $97 million reduction in valuation allowance for the rate reduction did not have a large impact on tax expense in the quarter ended January 31, 2018. There were no adjustments or additional amounts recorded in the quarter ended April 30, 2018.

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

Israel Tax Audit Assessment

We are currently under audit by the Israeli Tax Authorities for fiscal years 2011 through 2015. The Israeli Tax Authorities issued a tax assessment in October 2014 for fiscal year 2009 or alternatively for fiscal year 2008 claiming there was a business restructuring that resulted in a transfer of some functions, assets and risks from VeriFone Israel Ltd. to the U.S. parent company that the Israeli Tax Authorities claim was a sale valued at 1.36 billion New Israeli Shekels (approximately $380.8 million at the foreign exchange rate as of April 30, 2018). We filed our objection to the tax assessment in January 2015 and received the Israeli Tax Authorities decision through an Order (a second stage assessment) in January 2016. The Order increased the value of the sale to 2.20 billion New Israeli Shekels in fiscal year 2009 (approximately $615.6 million at the foreign exchange rate as of April 30, 2018) or alternatively 2.23 billion New Israeli Shekels in fiscal year 2008 (approximately $622.7 million at the foreign exchange rate as of April 30, 2018) and contended secondary adjustments relating to a deemed dividend and/or interest.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on the Order, these and other claims result in a tax liability and deficiency penalty assessment in the amount of 1.36 billion New Israeli Shekels (approximately $379.9 million at the foreign exchange rate as of April 30, 2018), if the claim was assessed for fiscal year 2009, to 1.61 billion New Israeli Shekels (approximately $448.5 million at the foreign exchange rate as of April 30, 2018) if the claim was assessed for fiscal year 2008, including interest, the required Israeli price index adjustments (referred to as the linkage differentials) and deficiency fines (as applicable) through April 30, 2018. The Israeli Tax Authorities' contention regarding secondary adjustments relating to a deemed dividend was not quantified by them.

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

Other Audits

We have certain other foreign subsidiaries under audit by foreign tax authorities, including Brazil for 2002, Germany for 2013 to 2015, and India for fiscal years 2008 to 2015. Although we believe we have appropriately provided for income taxes for the years subject to audit, the Brazil, Germany, India, and Israel taxing authorities may adopt different interpretations. We have not yet received any final determinations with respect to these audits. We have accrued tax liabilities associated with these audits. With few exceptions, we are no longer subject to tax examination for periods prior to 2008.

Note 5. Stock Repurchase Program
In September 2015, our Board of Directors authorized a program to repurchase shares of our common stock with an aggregate value of up to $200.0 million which was expanded in December 2017 to allow the repurchase up to an additional $100.0 million, with no expiration from the date of authorization.
During the six months ended April 30, 2018, we repurchased approximately 2.8 million shares of our common stock on the open market for $50.0 million at an average repurchase price of $18.03 per share pursuant to this program. No shares were repurchased during the six months ended April 30, 2017.
As of April 30, 2018, there was $100.0 million remaining available for stock repurchases under this program. Shares may be repurchased from time to time in the open market, through private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. Certain of our share repurchases have been and may from time to time be effected through Rule 10b5-1 repurchase plans under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The timing and actual amount of the share repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities, including mergers and acquisitions, market conditions and other factors. We are not obligated to repurchase any specific number of shares under the program and the repurchase program may be modified, suspended or discontinued at any time. Pursuant to the terms of the merger agreement, until the closing of the merger, without the consent of Vertex Holdco LLC, we cannot repurchase shares other than in accordance with the terms of our equity incentive plans, which are netted as payment, for applicable tax withholding in connection with the vesting of restricted stock awards.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6. Balance Sheet and Statement of Operations Components

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	April 30, 2018	October 31, 2017
Cash and cash equivalents	$168,405	$131,029
Restricted cash included in Prepaid expenses and other current assets	28,496	11,413
Restricted cash included in Other long-term assets	938	1,287
Total cash, cash equivalents and restricted cash	$197,839	$143,729

Restricted cash as of April 30, 2018 and October 31, 2017 was mainly comprised of cash held on behalf of customers as part of our transaction processing services.

The following table provides a reconciliation of cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	April 30, 2017	October 31, 2016
Cash and cash equivalents	$134,493	$148,352
Restricted cash included in Prepaid expenses and other current assets	12,507	9,008
Restricted cash included in Other long-term assets	1,581	1,821
Total cash, cash equivalents and restricted cash	$148,581	$159,181

Inventories

Inventories consisted of the following (in thousands):

	April 30, 2018	October 31, 2017
Raw materials	$35,326	$32,118
Work-in-process	809	978
Finished goods	87,854	93,467
Total inventories	$123,989	$126,563

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	April 30, 2018	October 31, 2017
Assets held for sale	$358	$46,368
Prepaid expenses	54,817	41,824
Other current assets	81,767	50,204
Total prepaid expenses and other current assets	$136,942	$138,396

Assets held for sale as of October 31, 2017 relate to our Taxi Solutions business, which was divested in December 2017. See Note 2, Business Combination and Divestiture, for additional information. Other current assets were comprised primarily of restricted cash, prepaid taxes and receivables associated with divestiture transactions.

Other Long-Term Assets

Other long-term assets consisted of the following (in thousands):

	April 30, 2018	October 31, 2017
Capitalized software development costs	$49,694	$50,691
Investments accounted for under the equity method	20,264	16,803
Other	31,642	34,312
Total other long-term assets	$101,600	$101,806

During the six months ended April 30, 2018, we did not have any material changes to the carrying value of our cost method investments or the known maximum exposure to loss on these investments. The maximum exposure on our investments accounted for under the equity method totaled $55.7 million as of April 30, 2018 and is based on the carrying value of the investments and the extent of our guarantees. On May 1, 2018, we canceled a $10.0 million committed line of credit that was available to one of our investees and our maximum exposure to loss on cost method investments was reduced.

Accruals and Other Current Liabilities

Accruals and other current liabilities consisted of the following (in thousands):

	April 30, 2018	October 31, 2017
Accrued expenses	$67,495	$57,114
Accrued compensation	57,208	65,663
Other current liabilities	88,085	104,518
Total accruals and other current liabilities	$212,788	$227,295

Other current liabilities were comprised primarily of customer deposits, sales and value-added taxes payable, income taxes payable, accrued restructuring expense and accrued warranty. Other current liabilities as of October 31, 2017 also were comprised of accruals that were classified as held for sale in connection with the disposal of our Taxi Solutions business.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Warranty

Activity related to accrued warranty consisted of the following (in thousands):

	Six Months Ended April 30,
	2018	2017
Balance at beginning of period	$13,488	$16,656
Warranty charged to Cost of net revenues	4,660	7,278
Utilization of warranty accrual	(5,732)	(6,411)
Balance at end of period	12,416	17,523
Less: current portion	(10,680)	(15,203)
Long-term portion	$1,736	$2,320

Deferred Revenue, Net

Deferred revenue, net of related costs consisted of the following (in thousands):

	April 30, 2018	October 31, 2017
Deferred revenue	$181,003	$181,271
Deferred cost of revenue	(15,347)	(18,056)
Deferred revenue, net	165,656	163,215
Less: current portion	(106,466)	(101,427)
Long-term portion	$59,190	$61,788

Stock-Based Compensation Expense

The following table presents the stock-based compensation expense recognized in our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2018	2017	2018	2017
Cost of net revenues	$1,383	$1,125	$2,589	$2,055
Research and development	1,916	1,831	3,554	3,399
Sales and marketing	2,110	3,244	4,717	5,831
General and administrative	3,189	4,978	7,629	9,446
Total stock-based compensation expense	$8,598	$11,178	$18,489	$20,731

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Loss

Activity related to Accumulated other comprehensive loss consisted of the following (in thousands):

	Foreign currency translation adjustments (1)	Unrealized gain (loss) on derivatives designated as cash flow hedges (2)	Other (3)	Total
Balance as of October 31, 2017	$(265,057)	$1,814	$(3,329)	$(266,572)
Gains (losses) before reclassifications, net of tax	25,878	2,407	—	28,285
Amounts reclassified from Accumulated other comprehensive loss, net of tax	902	(700)	1,018	1,220
Other comprehensive income	26,780	1,707	1,018	29,505
Balance as of April 30, 2018	$(238,277)	$3,521	$(2,311)	$(237,067)

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

The carrying value and fair value of the interest rate swap agreements designated as cash flow hedges was $5.4 million and $3.7 million as of April 30, 2018 and October 31, 2017, respectively. During the six months ended April 30, 2018, there was no other material change in the items we measure and record at fair value on a recurring basis. Additionally, there were no transfers between levels of the fair value hierarchy in the six months ended April 30, 2018.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Exchange Forward Contracts Not Designated as Hedging Instruments

We arrange and maintain foreign currency exchange forward contracts so as to yield gains or losses to offset changes in foreign currency denominated assets or liabilities due to changes in foreign exchange rates, with the objective to mitigate the volatility associated with foreign currency transaction gains or losses. Our foreign currency exposures are predominantly inter-company receivables and payables arising from product sales and loans from one of our entities to another. Our foreign exchange forward contracts generally mature within 90 days. The notional amounts of such contracts outstanding as of April 30, 2018 and October 31, 2017 were $235.3 million and $255.2 million, respectively. Gains and losses on foreign exchange forward contracts not designated as hedging instruments for the three and six months ended April 30, 2018 were not material.

Note 8. Goodwill and Purchased Intangible Assets

Goodwill

Activity related to goodwill by reportable segment consisted of the following (in thousands):

	Verifone Systems	Verifone Services	Total
Balance at October 31, 2017	$514,904	$589,466	$1,104,370
Currency translation adjustments	9,042	12,485	21,527
Balance as of April 30, 2018	$523,946	$601,951	$1,125,897

We review goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying amount may not be recoverable. Based upon our review, there were no indicators of impairment during the six months ended April 30, 2018.

Purchased Intangible Assets, Net

Purchased intangible assets, net consisted of the following (in thousands):

	April 30, 2018			October 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$506,997	$(312,648)	$194,349	$498,951	$(282,176)	$216,775
Other	37,690	(21,969)	15,721	37,405	(17,802)	19,603
Total	$544,687	$(334,617)	$210,070	$536,356	$(299,978)	$236,378

Other intangible assets, net, were comprised primarily of developed and core technology.

Amortization of purchased intangible assets was allocated as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2018	2017	2018	2017
Included in Cost of net revenues	$1,139	$1,629	$2,263	$4,074
Included in Operating expenses	15,627	18,414	30,695	37,177
Total amortization of purchased intangible assets	$16,766	$20,043	$32,958	$41,251

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9. Financings

Amounts outstanding under our financing arrangements consisted of the following (in thousands):

	April 30, 2018	October 31, 2017
Credit Agreement
Term A loan	$350,000	$465,000
Term B loan	350,000	193,500
Revolving loan	167,001	168,447
Capital leases and other debt	12,079	10,734
Total principal payments due	879,080	837,681
Less: original issue discount and debt issuance costs	(12,899)	(6,867)
Total amounts outstanding	866,181	830,814
Less: current portion	(30,436)	(68,770)
Long-term portion	$835,745	$762,044

Amended and Restated Credit Agreement

On February 2, 2018, we entered into an amended and restated credit agreement to increase the borrowing capacity, extend the maturity dates, provide more favorable interest rates, and make certain changes to the covenants and other terms of the credit agreement. The amended and restated credit agreement provides for an aggregate amount of up to $1.4 billion of debt consisting of a $350.0 million new term A loan, a $350.0 million new term B loan and a new revolving loan with a committed amount of $700.0 million. The initial amounts borrowed were used to repay $775.2 million of outstanding balances due under the existing credit agreement as well as $12.9 million of costs associated with the refinancing. No penalties were due in connection with such repayments. The repayment of outstanding debt as part of the amendment and restatement was deemed an extinguishment of $277.9 million of outstanding debt. As a result, during February 2018, we expensed $2.2 million of previously capitalized debt issuance costs to Interest expense, net in our Condensed Consolidated Statement of Operations.

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

As of April 30, 2018, the commitment fee for the unused portion of the revolving loan was 0.25% per annum, payable quarterly in arrears, and the amount available to draw under the revolving loan was $533.0 million.

We complied with all financial covenants under the credit agreement as of April 30, 2018.

Future principal payments due under our financing arrangements are as follows (in thousands):

Amounts
Years ending October 31:
Remainder of fiscal year 2018	$18,911
2019	23,292
2020	35,162
2021	38,569
2022	38,524
Thereafter	724,622
Total	$879,080

Interest Rate Swap Agreements Designated as Cash Flow Hedges

We use interest rate swap agreements to hedge the variability in cash flows related to interest payments. During the three months ended April 30, 2018, we did not have any changes to our interest rate swap agreements. The interest rate swaps on the term loan qualify for hedge accounting treatment as cash flow hedges. The notional amounts of interest rate swap agreements outstanding as of April 30, 2018 and October 31, 2017 were $350.0 million and $400.0 million, respectively. As of April 30, 2018, the estimated net derivative gain related to our cash flow hedges included in Accumulated other comprehensive loss that will be reclassified into earnings in the next 12 months is $4.5 million.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of April 30, 2018, our outstanding interest rate swap agreements remained effective and convert $350.0 million of the new term A and new term B loans to a fixed rate of 0.975% plus applicable margin.

Note 10. Restructuring and Related Charges

As part of cost optimization and corporate transformation initiatives, our management has approved, committed to and initiated various restructuring plans to reduce headcount, exit under-performing businesses, and consolidate facilities and data centers.

Activity related to our restructuring and related accruals for the six months ended April 30, 2018 consisted of the following (in thousands):

	Restructuring Plans
	June 2016 Plan		June 2017 Plan
	Employee Involuntary Termination Benefits	Facilities Related Costs	Employee Involuntary Termination Benefits	Other Business Exit Costs	Total
Balance at October 31, 2017	$3,097	$997	$5,431	$18,367	$27,892
Charges, net of adjustments	(2,141)	752	3,297	(2,798)	(890)
Cash payments	(193)	(1,067)	(4,760)	(2,729)	(8,749)
Balance at April 30, 2018	$763	$682	$3,968	$12,840	$18,253
Cumulative costs to date	$15,864	$3,477	$15,116	$25,887

Activities under these Restructuring Plans are expected to be substantially complete by the end of fiscal year 2018.

Restructuring and related charges were allocated as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2018	2017	2018	2017
Included in Cost of net revenues	$(452)	$11,601	$(1,001)	$12,357
Included in Operating expenses	(282)	68,896	111	70,038
Total restructuring and related charges	$(734)	$80,497	$(890)	$82,395

During March 2017, our management committed to a plan to exit our petroleum media business, which was part of our Verifone Services segment. In connection with this decision, for the three and six months ended April 30, 2017, we recorded a $49.1 million write-down to reflect the assets of this business at fair value, of which $10.6 million is included in Cost of net revenues and $38.5 million is included in Restructuring and related charges in the Condensed Consolidated Statement of Operations. Additionally during the three and six months ended April 30, 2017, we recorded a $28.1 million charge in Restructuring and related charges for future obligations associated with the terminated customer agreements in the petroleum media business of which $12.8 million was payable as of April 30, 2018.

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

On December 11, 2017, we divested our Taxi Solutions business, which was classified as held for sale as of October 31, 2017. In connection with this transaction, the divested business assumed responsibility for approximately $50.0 million of operating lease commitments associated with this business. Future minimum lease payments on our remaining leases as of April 30, 2018 were as follows (in thousands):

	Minimum Lease Payments	Sublease Rental Income	Net Minimum Lease Payments
Years Ending October 31:
Remainder of fiscal year 2018	$14,282	$(343)	$13,939
2019	20,044	(645)	19,399
2020	17,027	(659)	16,368
2021	12,192	(672)	11,520
2022	6,706	(687)	6,019
Thereafter	8,582	(1,510)	7,072
Total	$78,833	$(4,516)	$74,317

Rent expense consisted of the following (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2018	2017	2018	2017
Rent expense for non-cancelable taxi operating leases	$—	$6,840	$2,794	$14,935
Facility and other rent expense	6,565	6,640	13,284	13,388
Total rent expense	$6,565	$13,480	$16,078	$28,323

Manufacturing Related Agreements

On April 3, 2017, to lock in pricing on certain components, we committed to purchase $144.0 million of such components over a four-year period, $36.0 million per year, from one of our existing suppliers. As of April 30, 2018, our remaining non-cancelable commitment under this agreement totaled $82.0 million.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guarantees

We have issued bank guarantees with maturities ranging from two months to eight years to certain of our customers and vendors as required in some countries to support certain performance obligations under our service or other agreements with those parties. As of April 30, 2018, the maximum amount that may become payable under these guarantees was $16.8 million, of which $4.7 million was collateralized by restricted cash deposits.

In connection with our investment in Gas Station TV, we have agreed to guarantee, in certain circumstances, up to $12.5 million of debt issued to Gas Media. As of April 30, 2018, we have not made any payments and no amounts are accrued related to this guarantee.

Additionally, we have guaranteed lease commitments of up to $3.9 million per year until December 31, 2023 on a lease that was part of our divested Taxi Solutions business and was assigned to the divested business. Post divestiture, payments on this lease are made by the divested business, which has agreed to indemnify us for this lease obligation. As of April 30, 2018, the maximum exposure under this guarantee was $21.5 million, we had not made any payments under the guarantee and no amounts were accrued related to this guarantee.

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

Brazilian Tax Assessments

State Value-Added Tax

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the São Paulo State Revenue Department for collection of state sales taxes related to purported sales of software for the 1998 and 1999 tax years. In 2004, an appeal against this unfavorable administrative decision was filed in a judicial proceeding. The first level decision in the judicial proceeding was issued in our favor. The São Paulo State Revenue Department filed an appeal of this decision. The second level administrative decision ordered that the case be returned to the lower court in order to allow the production of further evidence. On January 24, 2018, that lower court ruled in our favor, finding no additional tax owed. Based on that ruling (which the State Treasury is now appealing) and our current understanding of the underlying facts of this matter, we now believe the likelihood is remote that we may receive an unfavorable decision in this proceeding. The tax assessment including estimated interest through April 30, 2018 for this matter totals approximately 9.5 million Brazilian reais (approximately $2.7 million at the foreign exchange rate as of April 30, 2018). As of April 30, 2018, we have not accrued for this matter, but we have posted a bank bond as a guaranty.

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Municipality Services Tax Assessments

In December 2009, one of the Brazilian subsidiaries that was acquired as part of the Lipman acquisition was notified of a tax assessment regarding alleged nonpayment of tax on services rendered for the period from September 2004 to December 2004. This assessment was issued by the municipality of São Paulo (the "municipality") and asserts a services tax deficiency and related penalties totaling 0.9 million Brazilian reais (approximately $0.3 million at the foreign exchange rate as of April 30, 2018), excluding interest. The municipality claims that the Brazilian subsidiary rendered certain services within the municipality of São Paulo but simulated that those services were rendered in another city. At the end of December 2010 the municipality issued further tax assessments alleging the same claims for 2005 through June 2007. These additional subsequent claims assert services tax deficiencies and related penalties totaling 5.9 million Brazilian reais (approximately $1.7 million at the foreign exchange rate as of April 30, 2018), excluding interest. We received unfavorable decisions from the administrative courts, which ruled to maintain the tax assessments for each of these matters. No further grounds of appeal are available to us for these assessments within the administrative courts. In October 2012, as a result of the decision at the administrative level, the tax authorities filed an enforcement action in the civil courts to collect on the services tax assessments amounts awarded by the administrative court and seeking other related costs and fees. On March 6, 2013, we filed our defensive claims in the civil courts in response to the tax authorities' enforcement action. In February 2013 the tax authorities filed an additional enforcement action in the civil courts to collect on the penalties related to the services tax assessments amounts awarded by the administrative courts. Based on our understanding of the underlying facts of this matter and our evaluation of the potential outcome at the judicial level, we believe it is reasonably possible that our Brazilian subsidiary will be required to pay some amount of the alleged tax assessments and penalties related to these matters, as well as amounts of interest and certain costs and fees imposed by the court related thereto. As of April 30, 2018, the amount of the alleged tax assessments and penalties related to these matters was approximately 28.0 million Brazilian reais (approximately $8.0 million at the foreign exchange rate as of April 30, 2018), including interest, costs and fees related thereto.

The Brazilian subsidiary we acquired as part of our acquisition of Hypercom in August 2011 received an unfavorable administrative decision on a tax enforcement action against it filed by the municipality of Curitiba for collection of an alleged services tax deficiency. An appeal against this unfavorable administrative decision was filed in a judicial proceeding and currently the case is pending the municipality of Curitiba's compliance with the writ of summons. As of April 30, 2018, the underlying assessment, including estimated interest, was approximately 6.2 million Brazilian reais (approximately $1.8 million at the foreign exchange rate as of April 30, 2018). Based on our current understanding of the underlying facts of this matter, we believe it is reasonably possible that we may receive an unfavorable decision in this proceeding.

U.S. Securities Class Actions

On May 17, May 30, and June 1, 2018, four securities class-action complaints were filed in federal courts in the District of Delaware and the Northern District of California against VeriFone Systems, Inc. and its directors claiming that the preliminary proxy statement filed on May 7, 2018, omitted material information about the proposed Francisco Partners transaction announced on April 9, 2018. The complaints include causes of action for violations of Section 14(a) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 14a-9 and seek to enjoin the proposed transaction and also to recover an unspecified amount of attorneys’ and experts’ fees and costs. We have not yet been served with the complaints in these actions, and no trial dates have been set in these cases.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 12, 2015, a new class action complaint was filed against us in Israel alleging similar claims as the dismissed Israeli class action and alleging that Israeli shareholders were deprived of due process in the U.S. class action settlement proceedings. We opposed this new class action and plaintiff's class certification motion on substantially the same grounds on which the previous case was dismissed. On May 14, 2018, the Israeli District Court denied plaintiff’s class-certification motion and dismissed this action, finding that the U.S. class action settlement satisfied due-process requirements and was therefore res judicata against the Israeli sub-class. The Court did award the individual plaintiff and his counsel NIS 1,150,000 plus VAT (totaling NIS 1,345,500 or approximately $0.4 million at the foreign exchange rate as of April 30, 2018), finding that their work had contributed to reconsideration of and additional distribution of settlement funds for certain Israeli institutional investors’ claims in the U.S. class action settlement. The appeal deadline is June 28, 2018.

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

On June 15, 2015, we filed appeals and interim applications with the Competition Appellate Tribunal (COMPAT) to stay the CCI orders. The appellate court granted our interim applications to stay all proceedings at least until the final appellate hearing. That appellate hearing commenced on January 19, 2016, and was next scheduled to continue on May 31, 2017, but was taken off that tribunal's calendar due to the May 26, 2017 merger of the COMPAT with the National Company Law Appellate Tribunal (NCLAT). These appeals are now being reheard before the NCLAT Bench. That rehearing began on November 7, 2017 and is scheduled to continue on July 16, 2018.

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

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Tax Uncertainties

As of April 30, 2018, the amount payable for unrecognized tax benefits was $35.3 million, including accrued interest and penalties, none of which is expected to be paid within one year. This amount is included in Other long-term liabilities in our Condensed Consolidated Balance Sheet as of April 30, 2018. We are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur.

Note 12. Segment and Geographic Information

Net revenues and operating income (loss) of each segment reflect net revenues and expenses that are directly attributable to that segment. Net revenues and expenses not allocated to segment net revenues and segment operating income include amortization of purchased intangible assets, amortization of step down in deferred services net revenues, acquisition related charges, restructuring and related charges, stock-based compensation, goodwill impairment as well as general and administrative and corporate research and development expense. We do not allocate other income and expenses to our operating segments. In addition, we do not separately evaluate assets by segment and therefore assets by segment are not presented below.

The following table sets forth net revenues for our reportable segments and reconciles segment net revenues to total net revenues (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2018	2017	2018	2017
Segment net revenues:
Verifone Systems	$258,571	$285,675	$501,627	$551,076
Verifone Services	179,832	188,255	373,573	379,473
Total segment net revenues	438,403	473,930	875,200	930,549
Amortization of step down in deferred services net revenues at acquisition	—	(245)	—	(2,993)
Total net revenues	$438,403	$473,685	$875,200	$927,556

VERIFONE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth operating income for our reportable segments and reconciles segment operating income to consolidated operating income (loss) (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2018	2017	2018	2017
Operating income by segment:
Verifone Systems	$35,079	$47,029	$68,583	$87,741
Verifone Services	49,960	43,736	106,032	88,559
Total segment operating income	85,039	90,765	174,615	176,300
Items not attributable to segment operating income:
Amortization of step down in deferred services gross margin at acquisition	—	(191)	—	(2,385)
Acquisition related	(8,022)	—	(8,022)	—
Restructuring and related	735	(80,497)	890	(82,395)
Amortization of purchase intangible assets	(16,766)	(20,043)	(32,958)	(41,251)
Stock-based compensation expense	(8,598)	(11,178)	(18,489)	(20,731)
Goodwill impairment	—	(17,384)	—	(17,384)
Unallocated general and administrative expenses	(46,415)	(41,777)	(93,017)	(88,114)
Unallocated research and development expenses	800	(1,051)	469	(9,833)
Other unallocated costs	(7)	(38)	(10)	(36)
Total operating income (loss)	$6,766	$(81,394)	$23,478	$(85,829)

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
Overview: A discussion of our business.
Results of Operations:
Consolidated Results of Operations: An analysis and discussion of our financial results comparing our consolidated results of operations for the three and six months ended April 30, 2018 to the three and six months ended April 30, 2017.
Segment Results of Operations: An analysis and discussion of our financial results comparing the results of operations for each of our two reportable segments, Verifone Systems and Verifone Services, for the three and six months ended April 30, 2018 to the three and six months ended April 30, 2017.
Financial Outlook: A discussion of our expectations regarding certain trends that may affect our financial condition and results of operations.
Liquidity and Capital Resources: An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.
Contractual Obligations and Off-Balance Sheet Arrangements: Disclosures related to our contractual obligations, contingent liabilities, commitments and off-balance sheet arrangements, as of April 30, 2018.
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

Systems

Sales of our point of sale electronic payment devices and systems comprise approximately 59.0% and 57.3% of our net revenues in the three and six months ended April 30, 2018, respectively. Our point of sale electronic payment devices run our unique operating systems, security and encryption software, and certified payment software. Our systems solutions are designed to suit our clients' needs in a variety of environments, including traditional multilane and countertop implementations, self-service or unattended environments, in-vehicle and portable deployments, mobile point-of-sale solutions, as well as fully integrated point of sale solutions. Our solutions can securely process a wide range of payment types including signature and PIN-based debit cards, credit cards, NFC/contactless/radio frequency identification cards, or RFID cards, smart cards, pre-paid gift and other stored-value cards, electronic bill payment, signature capture and electronic benefits transfer, or EBT. Our unique architecture enables multiple value-added applications, including third-party applications, such as gift card and loyalty card programs, healthcare insurance eligibility and time and attendance tracking, and allows these applications to reside on the same system without requiring recertification upon the addition of new applications. During the past year we introduced Verifone Engage, the next generation of our best-selling suite of devices, which is a family of interactive, commerce-enabled payment devices that we believe offer an innovative connected payments experience. We also launched Verifone Carbon, an integrated dual-screen connected point of sale solution that enables merchants to run register and business applications from a tablet screen while enabling consumers to pay and interact with a consumer-facing screen. Combining our Verifone Engage and Carbon payment solutions with our mobile family of devices, we are able to deliver rich media and complex commerce enablement services on our payment terminals to our merchant clients, as well as mobile solutions and products geared for price sensitive emerging markets.

Services

Services are an important part of our business and revenues, accounting for approximately 41.0% and 42.7% of our net revenues in the three and six months ended April 30, 2018, respectively. We offer a wide portfolio of services, ranging from traditional device related support services, transaction payment services and commerce enablement offerings that are designed to facilitate commerce and payment opportunities for merchants, to cloud-based services. Our services offerings include transaction services, managed services and terminal management solutions, security solutions, cloud services, and other value-added services at the point of sale. We also offer a host of support services, including software development, installation and deployment, warranty, post-sale support, repairs and training.

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

Significant Matters

Pending Merger
On April 9, 2018, VeriFone Systems, Inc. entered into a definitive agreement with Vertex Holdco LLC and Vertex Merger Sub LLC to be acquired for $23.04 in cash for each share of Verifone Systems Inc. common stock. Consummation of the merger is subject to various closing conditions, including, among others, customary conditions relating to the adoption of the merger agreement by the requisite vote of our stockholders, and expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as certain foreign regulatory approvals. On May 4, 2018, the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Act.
We expect the merger to close during the third calendar quarter ended September 30, 2018. We also expect to incur significant costs, expenses and fees for professional services and other transactions costs in connection with the merger. If we terminate the merger agreement under specified circumstances, we may be required to pay a termination fee of $86.6 million. In the event, that we terminate the merger agreement due to breach from Vertex Holdco and Vertex Merger Sub, then we would receive a termination fee of $186.6 million.

Additional information about the merger agreement is set forth in our Current Report on Form 8-K filed with the SEC on April 9, 2018.

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
Net revenues from this business totaled $12.2 million for both the three and six months ended April 30, 2018, as well as $26.2 million and $53.3 million for the three and six months ended April 30, 2017, respectively. This business earned $0.8 million income before income taxes in the period November 1, 2017 through December 11, 2017, when it was divested, and incurred a $22.9 million and a $26.2 million loss before income taxes for the three and six months ended April 30, 2017.

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

Share Repurchase Program
During the six months ended April 30, 2018, we repurchased approximately 2.8 million shares of our common stock on the open market at an average repurchase price of $18.03 for approximately $50.0 million in cash. Pursuant to the terms of the merger agreement, until the closing of the merger, without the consent of Vertex Holdco LLC, we cannot repurchase shares other than in accordance with the terms of our equity incentive plans, which are netted as payment, for applicable tax withholding in connection with the vesting of restricted stock awards. See Note 5, Stock Repurchase Program, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding this stock repurchase program.

Results of Operations

Consolidated Results of Operations

Three Months Ended April 30, 2018 compared to April 30, 2017

	Three Months Ended April 30,
	2018	% of Net revenues (1)	2017	% of Net revenues (1)
	(in thousands, except percentages)
Net revenues:
Systems	$258,571	59.0%	$285,675	60.3%
Services	179,832	41.0%	188,010	39.7%
Total net revenues	438,403	100.0%	473,685	100.0%

Gross margin:
Systems	95,030	36.8%	109,456	38.3%
Services	83,444	46.4%	63,305	33.7%
Gross margin	178,474	40.7%	172,761	36.5%

Operating expenses:
Research and development	52,443	12.0%	51,771	10.9%
Sales and marketing	46,294	10.6%	50,935	10.8%
General and administrative	49,604	11.3%	46,755	9.9%
Restructuring and related	(282)	(0.1)%	68,896	14.5%
Acquisition related	8,022	1.8%	—	—%
Amortization of purchased intangible assets	15,627	3.6%	18,414	3.9%
Goodwill impairment	—	—%	17,384	3.7%
Total operating expenses	171,708	39.2%	254,155	53.7%
Operating income (loss)	6,766	1.5%	(81,394)	(17.2)%
Interest expense, net	(10,234)	(2.3)%	(8,185)	(1.7)%
Other income (expense), net	(4,224)	(1.0)%	8,796	1.9%
Net loss before income taxes	(7,692)	(1.8)%	(80,783)	(17.1)%
Income tax provision	9,060	2.1%	8,882	2.0%
Consolidated net loss	$(16,752)	(3.8)%	$(89,665)	(18.9)%
(1) Systems and Services gross margin as a percentage of net revenues is computed as a percentage of the corresponding Systems and Services net revenues.

Net revenues for the three months ended April 30, 2018 were $438.4 million, compared to $473.7 million for the three months ended April 30, 2017, down $35.3 million or 7.5%. Net revenues decreased $29.4 million as a result of the divestiture of the China and Taxi Solutions businesses, and $29.4 million in India due primarily to government demonetization initiatives in the prior year that did not recur. These decreases were partially offset by increased revenues in Latin America and EMEA. See further discussion of net revenues by segment and geography below.

Net Revenues by Geography

	Three Months Ended April 30,
	2018	% of Net revenues	2017	% of Net revenues
	(in thousands, except percentages)
Net Revenues
North America	$122,914	28.0%	$157,438	33.2%
Latin America	84,489	19.3%	62,542	13.2%
EMEA	182,274	41.6%	177,713	37.5%
Asia-Pacific	48,726	11.2%	75,992	16.0%
Total	$438,403	100.0%	$473,685	100.0%

•
North America net revenues decreased $34.5 million, due primarily to the divestiture of the Taxi Solutions business, which generated $24.2 million of net revenues in the prior year. The remaining systems net revenues decrease is attributed primarily to reduced demand for our EMV capable terminals by customers that had upgraded to products that support EMV requirements in the prior year.

•
Latin America net revenues increased $21.9 million, due primarily to changes in timing of purchase decisions by large customers, which were influenced by factors such as macroeconomic conditions and compliance with various government e-payment initiatives, particularly in Brazil and Argentina.

•
EMEA net revenues increased $4.6 million, due to the impact of foreign currency fluctuations and the timing of customer orders, which are driven by factors such as changes in government fiscalization programs and the timing of customer technology refreshes in the prior year that did not recur. Net revenues includes a $16.1 million positive impact due to favorable foreign currency fluctuations.

•
Asia-Pacific net revenues decreased $27.3 million, due primarily to a $29.4 million decrease in net revenues in India mainly associated with government demonetization initiatives in the prior year that did not recur. Net revenues also decreased $3.2 million as a result of the divestiture of the China business.

Gross margin for the three months ended April 30, 2018 was $178.5 million or 40.7% of total net revenues, compared to $172.8 million or 36.5% of total net revenues, for the three months ended April 30, 2017, up $5.7 million or 4.2 percentage points. Gross margin in dollars and as a percentage of net revenues increased primarily due to a $10.6 million write-down of inventory related to our petroleum media business in the prior year. Gross margin as a percentage of net revenues also increased due to changes in geographic mix in the current year.

Research and development for the three months ended April 30, 2018 was $52.4 million, compared to $51.8 million for the three months ended April 30, 2017, up $0.6 million or 1.2%, remaining relatively flat due to continued cost controls.

Sales and marketing for the three months ended April 30, 2018 was $46.3 million, compared to $50.9 million for the three months ended April 30, 2017, down $4.6 million or 9.0%, due primarily to reduced variable costs associated with lower revenues and decreased spend associated with cost savings initiatives.

General and administrative for the three months ended April 30, 2018 was $49.6 million, compared to $46.8 million for the three months ended April 30, 2017, up $2.8 million or 6.0%, primarily due to $3.1 million of costs related to the amendment and restatement of credit agreement offset by benefits from continued cost controls.

Restructuring and related for the three months ended April 30, 2018 was a benefit of $0.3 million, compared to a charge of $68.9 million for the three months ended April 30, 2017, down $69.2 million primarily as a result of a $38.5 million fair market value write-down associated with our exit from the petroleum media business, as well as a $28.1 million charge for future obligations associated with terminated customer agreements that was recognized in 2017 that did not recur.

Acquisition related charges for the three months ended April 30, 2018 was $8.0 million and was comprised primarily of fees for professional services in connection with the pending merger.

Amortization of purchased intangible assets for the three months ended April 30, 2018 was $15.6 million, compared to $18.4 million for the three months ended April 30, 2017, down $2.8 million or 15.2%, primarily because a portion of our purchased intangible assets were fully amortized during the prior year.

Goodwill impairment for the three months ended April 30, 2017 was $17.4 million and resulted from a quantitative assessment of the fair value of our Taxi Solutions reporting unit.

Interest expense, net for the three months ended April 30, 2018 was $10.2 million, compared to $8.2 million, up by $2.0 million or 24.4%, due primarily to a $2.2 million accelerated amortization of debt issuance costs related to the amendment and restatement of our credit agreement.

Other income (expense), net for the three months ended April 30, 2018 was $4.2 million of net expense, compared to $8.8 million of net income, a $13.0 million change. The Other income (expense), net for the three months ended April 30, 2018 is primarily related to $2.9 million loss recognized on equity method investments in the second quarter of 2018. The Other income (expense), net for the three months ended April 30, 2017 was primarily related to $9.6 million gain recognized in connection with our investment in Gas Media in the second quarter of 2017.

Income tax provision for the three months ended April 30, 2018 was $9.1 million compared to $8.9 million for the three months ended April 30, 2017, a change of $0.2 million. The income tax provision for the three months ended April 30, 2018 is primarily related to foreign taxes. The income tax provision for three months ended April 30, 2017 was primarily related to foreign taxes and discrete items associated with restructuring related charges.

Six Months Ended April 30, 2018 compared to April 30, 2017

	Six Months Ended April 30,
	2018	% of Net revenues (1)	2017	% of Net revenues (1)
	(in thousands, except percentages)
Net revenues:
Systems	$501,627	57.3%	$551,076	59.4%
Services	373,573	42.7%	376,480	40.6%
Total net revenues	875,200	100.0%	927,556	100.0%

Gross margin:
Systems	183,713	36.6%	208,465	37.8%
Services	172,920	46.3%	135,727	36.1%
Total gross margin	356,633	40.7%	344,192	37.1%

Operating expenses:
Research and development	100,999	11.5%	107,723	11.6%
Sales and marketing	92,682	10.6%	100,141	10.8%
General and administrative	100,646	11.5%	97,558	10.5%
Restructuring and related	111	—%	70,038	7.6%
Acquisition related	8,022	0.9%	—	—%
Amortization of purchased intangible assets	30,695	3.5%	37,177	4.0%
Goodwill impairment	—	—%	17,384	1.9%
Total operating expenses	333,155	38.0%	430,021	46.4%
Operating income (loss)	23,478	2.7%	(85,829)	(9.3)%
Interest expense, net	(19,151)	(2.2)%	(16,332)	(1.8)%
Other income (expense), net	(5,378)	(0.6)%	6,574	0.7%
Income (loss) before income taxes	(1,051)	(0.1)%	(95,587)	(10.3)%
Income tax provision	8,546	1.0%	11,802	1.3%
Consolidated net income (loss)	$(9,597)	(1.1)%	$(107,389)	(11.6)%

(1) Systems and Services gross margin as a percentage of net revenues is computed as a percentage of the corresponding Systems and Services net revenues.

Net revenues for the six months ended April 30, 2018 were $875.2 million, compared to $927.6 million for the six months ended April 30, 2017, down $52.4 million or 5.6%. Net revenues decreased $48.7 million as a result of the divestiture of the China and Taxi Solutions businesses, and higher revenues from government demonetization initiatives in India and higher demand for EMV enabled devices in North America in the prior year, both of which did not recur. These decreases were partially offset by increased revenues in Latin America and EMEA. See further discussion of net revenues by segment and geography below.

Net Revenues by Geography

	Six Months Ended April 30,
	2018	% of Net revenues	2017	% of Net revenues
	(in thousands, except percentages)
Net Revenues
North America	$246,696	28.2%	$323,241	34.8%
Latin America	172,805	19.7%	119,540	12.9%
EMEA	366,321	41.9%	345,835	37.2%
Asia-Pacific	89,378	10.2%	138,940	15.0%
Total	$875,200	100.0%	$927,556	100.0%

•
North America net revenues decreased $76.5 million, due primarily to a $41.1 million decrease as a result of the divestiture of the Taxi Solutions business. The remaining decrease is attributed primarily to reduced demand for our EMV capable terminals by customers that had upgraded to products that support EMV requirements in the prior year.

•
Latin America net revenues increased $53.3 million, due primarily to changes in timing of purchase decisions by large customers, which were influenced by factors such as macroeconomic conditions and compliance with various government e-payment initiatives, particularly in Brazil.

•
EMEA net revenues increased $20.5 million, due primarily to the impact of foreign currency fluctuations and the timing of customer orders, which are due to factors such as changes in government fiscalization programs and the timing of customer technology refreshes. Net revenues includes a $27.7 million positive impact due to favorable foreign currency fluctuations.

•
Asia-Pacific net revenues decreased $49.6 million, due primarily to a $49.9 million decrease in revenues in India, which is primarily as a result of government demonetization initiatives that resulted in increased revenues in the prior year that did not recur. Additionally, net revenues decreased $7.5 million as a result of the divestiture of the China business.

Gross margin for the six months ended April 30, 2018 was $356.6 million or 40.7% of net revenues, compared to $344.2 million, or 37.1% of net revenues, for the six months ended April 30, 2017, up $12.4 million or 3.6 percentage points. Gross margin in dollars and as a percentage of net revenues increased primarily due to a $10.6 million charge write-down of inventory related to the divestiture of our petroleum media business in the prior year. Gross margin as a percentage of net revenues also increased due to a greater mix of higher margin services net revenues and next generation products.

Research and development for the six months ended April 30, 2018 was $101.0 million, compared to $107.7 million for the six months ended April 30, 2017, down $6.7 million or 6.2%, primarily due to a $7.1 million write-down of capitalized costs associated with development projects in the six months ended April 30, 2017 that did not recur in 2018.

Sales and marketing for the six months ended April 30, 2018 was $92.7 million, compared to $100.1 million for the six months ended April 30, 2017, down $7.4 million or 7.4%, due primarily to reduced variable costs associated with lower revenues and decreased spend associated with cost savings initiatives.

General and administrative for the six months ended April 30, 2018 was $100.6 million, compared to $97.6 million for the six months ended April 30, 2017, up $3.0 million or 3.1%, primarily due to $3.1 million of costs related to the amendment and restatement of our credit agreement offset by benefits from continued cost controls.

Restructuring and related charges for the six months ended April 30, 2018 was $0.1 million, compared to $70.0 million for the six months ended April 30, 2017, down $69.9 million, due primarily to a $38.5 million fair market value write-down associated with our exit from the petroleum media business, as well as a $28.1 million charge for future obligations associated with terminated customer agreements.

Acquisition related charges for the six months ended April 30, 2018 was $8.0 million comprised primarily of fees for professional services in connection with the pending merger.

Amortization of purchased intangible assets for the six months ended April 30, 2018 was $30.7 million compared to $37.2 million for the six month ended April 30, 2017, down $6.5 million or 17.5%, primarily because a portion of our purchased intangible assets were fully amortized during the prior fiscal year.

Goodwill impairment for the six months ended April 30, 2017 was $17.4 million and resulted from a quantitative assessment of the fair value of our Taxi Solutions reporting unit.

Interest expense, net for the six months ended April 30, 2018 was $19.2 million, compared to $16.3 million for the six months ended April 30, 2017, up by $2.9 million, due primarily to a $2.2 million accelerated amortization of debt issuance costs related to the amendment and restatement of credit agreement.

Other income (expense), net for the six months ended April 30, 2018 was $5.4 million of net expense compared to net income of $6.6 million for the six months ended April 30, 2017, a $12.0 million change. The Other income (expense), net for the six months ended April 30, 2018 was primarily related to $4.3 million foreign currency exchange loss. The Other income (expense), net for the six months ended April 30, 2017 was primarily related to $9.6 million gain recognized in connection with our investment in Gas Media in the second quarter of 2017 and a $2.6 million foreign currency exchange loss.

Income tax provision for the six months ended April 30, 2018 was a $8.5 million provision, compared to a $11.8 million provision for the six months ended April 30, 2017, down $3.3 million. The income tax provision for the six months ended April 30, 2018 was primarily related to foreign taxes partially offset by deferred rate change as a result of the U.S. Tax Reform and the reversal of unrecognized tax benefits where statute of limitations expired. The income tax provisions for six months ended April 30, 2017 was primarily related to foreign taxes and other discrete items associated with restructuring related charges.

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

Three Months Ended April 30, 2018 compared to April 30, 2017

	Three Months Ended April 30,
	2018	% of Net revenues	2017	% of Net revenues
	(in thousands, except percentages)
Net revenues	$258,571	59.0%	$285,675	60.3%
Operating income	$35,079	13.6%	$47,029	16.5%

Net revenues for the three months ended April 30, 2018 were $258.6 million, compared to $285.7 million for the three months ended April 30, 2017, down $27.1 million or 9.5%. Net revenues decreased by $31.1 million in India due primarily to government demonetization initiatives, $12.9 million in North America particularly related to reduced demand for our EMV capable terminals by customers, that had upgraded to products that support EMV requirements in the prior year and $3.0 million from the divestiture of the China business. These decreases were partially offset by a $17.3 million increase in revenues from Latin America primarily in Brazil and Argentina due to stronger demand.

Operating income for the three months ended April 30, 2018 was $35.1 million or 13.6% of net revenues, compared to $47.0 million or 16.5% of net revenues for the three months ended April 30, 2017, down $12.0 million or 2.9 percentage points. Operating income in dollars decreased due primarily to reduced net revenues. Operating income as a percentage of net revenues decreased due primarily to changes in geographic and product mix, such as the shift away from North America, which generally has higher margins compared to other geographies.

Six Months Ended April 30, 2018 compared to April 30, 2017

	Six Months Ended April 30,
	2018	% of Net revenues	2017	% of Net revenues
	(in thousands, except percentages)
Net revenues	$501,627	57.3%	$551,076	59.2%
Operating income	$68,583	13.7%	$87,741	15.9%

Net revenues for the six months ended April 30, 2018 were $501.6 million, compared to $551.1 million for the six months ended April 30, 2017, down $49.4 million or 9.0%. Net revenues decreased by $52.1 million in India due primarily to government demonetization initiatives and $41.7 million in North America particularly related to reduced demand for our EMV capable terminals by customers, that had upgraded to products that support EMV requirements in the prior year. These decreases were partially offset by a $44.5 million increase in revenues from Latin America due to timing of customer purchase decisions primarily in Brazil and Argentina.

Operating income for the six months ended April 30, 2018 was $68.6 million or 13.7% of net revenues, compared to $87.7 million or 15.9% of net revenues for the six months end April 30, 2017, down $19.2 million or 2.3 percentage points. Operating income in dollars decreased due primarily to reduced net revenues. Operating income as a percentage of net revenues decreased due primarily to changes in geographic and product mix, such as the shift away from North America, which generally has higher margins compared to other geographies.

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

Three Months Ended April 30, 2018 compared to April 30, 2017

	Three Months Ended April 30,
	2018	% of Net revenues	2017	% of Net revenues
	(in thousands, except percentages)
Net revenues	$179,832	41.0%	$188,255	39.7%
Operating income	$49,960	27.8%	$43,736	23.2%

Net revenues for the three months ended April 30, 2018 were $179.8 million compared to $188.3 million for the three months ended April 30, 2017, down $8.4 million or 4.5% due primarily to a $26.2 million decrease in services net revenues as a result of the divestiture of our Taxi Solutions business in December 2017 which was partially offset by $9.7 million increase in EMEA and Latin America mainly due to an increased demand for device-related and payment-related services solutions as a result of our ongoing emphasis of growing the services business. Net revenues included a $9.9 million positive impact due to favorable foreign currency fluctuations.

Operating income for the three months ended April 30, 2018 was $50.0 million or 27.8% of net revenues, compared to $43.7 million or 23.2% of net revenues for the three months ended April 30, 2017, up $6.2 million or 4.5 percentage points. Operating income in dollars increased due primarily to the benefit of the divestiture of the under-performing Taxi Solutions business. Operating income as a percentage of net revenues increased due primarily to changes in geographic and product mix, and the benefit of the divestiture of the under-performing Taxi Solutions business, which also drove a reduction in operating expenses.

Six Months Ended April 30, 2018 compared to April 30, 2017

	Six Months Ended April 30,
	2018	% of Net revenues	2017	% of Net revenues
	(in thousands, except percentages)
Net revenues	$373,573	42.7%	$379,473	40.8%
Operating income	$106,032	28.4%	$88,559	23.3%

Net revenues for the six months ended April 30, 2018 were $373.6 million compared to $379.5 million for the six months ended April 30, 2017, down $5.9 million or 1.6%, due primarily to a $41.1 million decrease in services net revenues as a result of the divestiture of our Taxi Solutions business in December 2017 which was partially offset by $24.4 million in EMEA and Latin America primarily due to an increased demand for device-related and payment-related services solutions as a result of our ongoing emphasis of growing the services business. Net revenues included a $18.6 million positive impact due to favorable foreign currency fluctuations.

Operating income for the six months ended April 30, 2018 was $106.0 million or 28.4% of net revenues, compared to $88.6 million or 23.3% of net revenues for the six months ended April 30, 2017, up $17.5 million or 5.0 percentage points. Operating income in dollars increased due primarily to the divestiture of the under-performing Taxi Solutions business. Operating income as a percentage of net revenues increased due primarily to changes in geographic and product mix, and the benefit of the divestiture of the under-performing Taxi Solutions business, which also drove a reduction in operating expenses.

Financial Outlook

Overview

We expect the timing and amount of revenue to continue to be impacted by factors such as our recent divestitures, the timing of new product releases and certifications, timing of our customers' technology refresh cycles, changes in distribution and distributor inventory levels, macroeconomic conditions, local competitive and pricing dynamics, and uncertain political conditions in certain markets.

Divestitures

As part of our strategic review of under-performing businesses, we have recently divested our Taxi Solutions and China businesses. Net revenues from our Taxi Solutions business totaled $12.2 million for both the three and six months ended April 30, 2018, as well as $26.2 million and $53.3 million for the three and six months ended April 30, 2017, respectively. Net revenues from our China business, which was divested in June 2017, totaled $3.2 million and $7.5 million for the three and six months ended April 30, 2017.

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

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance working capital, pay for contractual commitments, service our debt and make capital expenditures and investments. As of April 30, 2018, our primary sources of liquidity were $168.4 million of cash and cash equivalents, as well as amounts available to us under the revolving loan that is part of our Credit Agreement.

Cash and cash equivalents as of April 30, 2018 included $148.8 million held by our foreign subsidiaries. If we decide to distribute or use the cash and cash equivalents held by our foreign subsidiaries outside those foreign jurisdictions, including a distribution to the U.S., we may be subject to additional taxes or costs, or face regulatory restrictions on the amount of cash that can be distributed out of some countries.

We also held $29.4 million in restricted cash as of April 30, 2018, which is comprised of cash held on behalf of customers as part of our transaction processing services.

As of April 30, 2018, our outstanding borrowings consisted of a $350.0 million term A loan, a $350.0 million term B loan, $167.0 million drawn against a revolving loan commitment and $12.1 million under capital leases and other debt. In addition, $533.0 million was available for draw on the revolving loan commitment, subject to covenant requirements. We were in compliance with all financial covenants under our credit agreement as of April 30, 2018.

On February 2, 2018, we entered into an amended and restated credit facility to increase the borrowing capacity, extend the maturity dates, provide more favorable interest rates, and make certain changes to the covenants and other terms of the credit agreement. The amended and restated credit agreement provides for an aggregate amount of up to $1.4 billion of debt consisting of a $350.0 million term A loan, a $350.0 million term B loan and a revolving loan with a committed amount of $700.0 million. The initial amounts borrowed were used to repay $775.2 million of outstanding balances due under the existing credit agreement, as well as the costs of the refinancing. See Note 9, Financings, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information. As of April 30, 2018, our outstanding interest rate swap agreements remained effective and convert $350.0 million of the new term A and new term B loans to a fixed rate of 0.975% plus applicable margin.

As part of our cost optimization and corporate transformation initiatives, we have ongoing restructuring plans and have canceled contracts.We made cash payments totaling $8.7 million during the six months ended April 30, 2018 under these programs. We expect to make additional cash payments totaling approximately $5.4 million under approved restructuring plans and have approved additional restructuring programs in fiscal year 2018. We are also obligated to spend approximately $13.0 million pursuant to canceled customer contracts.

During the six months ended April 30, 2018, we repurchased approximately 2.8 million shares of our common stock on the open market for $50.0 million at an average repurchase price of $18.03 per share. As of April 30, 2018, we are authorized to repurchase shares of our common stock with an aggregate value of up to $100.0 million. Pursuant to the terms of the merger agreement, until the closing of the merger, without the consent of Vertex Holdco LLC, we cannot repurchase shares other than in accordance with the terms of our equity incentive plans, which are netted as payment, for applicable tax withholding in connection with the vesting of restricted stock awards. See Note 5, Stock Repurchase Program, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding this stock repurchase program.

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

Guarantees

We have issued bank guarantees with maturities ranging from two months to eight years to certain of our customers and vendors as required in some countries to support certain performance obligations under our service or other agreements with those parties. As of April 30, 2018, the maximum amount that may become payable under these guarantees was $16.8 million, of which $4.7 million was collateralized by restricted cash deposits.

In connection with our investment in Gas Station TV, we have agreed to guarantee, in certain circumstances, up to $12.5 million of debt issued to Gas Media. As of April 30, 2018, we have not made any payments and no amounts are accrued related to this guarantee.

Additionally, we have guaranteed lease commitments of up to $3.9 million per year until December 31, 2023 on a lease that was part of our divested Taxi Solutions business and that was assigned to the divested business. Post divestiture, payments on this lease are made by the divested business, which has agreed to indemnify us for this lease obligation. As of April 30, 2018, we have not made any payments under this guarantee and no amounts are accrued related to this guarantee.

Statement of Cash Flows

The net increase (decrease) in cash, cash equivalents and restricted cash are summarized in the following table (in thousands):

	Six Months Ended April 30,
	2018	2017	Change
Net cash provided by (used in):
Operating activities	$78,687	$80,232	$(1,545)
Investing activities	2,468	(34,453)	36,921
Financing activities	(29,593)	(57,435)	27,842
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	2,548	1,056	1,492
Net increase (decrease) in cash, cash equivalents and restricted cash	$54,110	$(10,600)	$64,710

Operating Activities

Net cash provided by operating activities for the six months ended April 30, 2018 was $78.7 million, down $1.5 million from $80.2 million in cash provided during the six months ended April 30, 2017. Cash provided by operations before changes in operating assets and liabilities increased by $30.1 million, which is primarily due to our $97.8 million increased operating income, offset by a $41.9 million decrease in non-cash restructuring and related charges, a $17.4 million goodwill impairment charge during the six months ended April 30, 2017 that did not recur and a $10.9 million decrease in depreciation and amortization. This increase was offset by a $31.6 million decrease in cash provided by changes in operating assets and liabilities, due primarily to timing of inventories and prepaids usage offset by timing of accounts receivable collections and deferred revenue recognition.

Investing Activities

Net cash provided by investing activities for the six months ended April 30, 2018 was $2.5 million, compared to $34.5 million net cash used for the six months ended April 30, 2017, the $36.9 million change is due primarily to $30.0 million cash proceeds from divested businesses during the six months ended April 30, 2018. Additionally, capital expenditures decreased $8.9 million year over year due primarily to capital expenditure reduction initiatives and the divestiture of our Taxi Solutions business, which was capital intensive.

Financing Activities

Net cash used in financing activities for the six months ended April 30, 2018 was $29.6 million compared to $57.4 million in cash used during the six months ended April 30, 2017, a $27.8 million decrease, due primarily to a $77.6 million increase in new debt proceeds net of debt repayments offset by $50.0 million in stock repurchases during the six months ended April 30, 2018. We had no stock repurchases during the six months ended April 30, 2017.

Contractual Obligations

As of April 30, 2018, our contractual obligations consist of obligations under debt financing, operating leases, purchase commitments, capital leases and other contractual obligations. The following table summarizes our contractual obligations as of April 30, 2018 (in thousands):

		Years Ended October 31,
	Remainder of fiscal year 2018	2019	2020	2021	2022	Thereafter	Total
Credit agreement (1)	$27,700	$57,800	$66,725	$69,600	$69,600	$775,967	$1,067,392
Operating leases (2)	13,939	19,399	16,368	11,520	6,019	7,072	74,317
Minimum purchase obligations	139,148	36,000	36,000	—	—	—	211,148
Capital leases and other	8,672	2,406	1,067	85	38	223	12,491
Total	$189,459	$115,605	$120,160	$81,205	$75,657	$783,262	$1,365,348
(1) Credit agreement contractual obligations are computed based upon the amended and restated credit agreement entered into on February 2, 2018 and include interest calculated using the rate in effect as of February 2, 2018 applied to the expected outstanding debt balance considering the minimum principal payments due each year.
(2) On December 11, 2017, we divested our Taxi Solutions business. In connection with this transaction, the divested business assumed responsibility for approximately $50.0 million of operating lease commitments associated with this business. Future minimum lease payments as of April 30, 2018 do not include these divested lease commitments.

On April 3, 2017, we committed to purchase $144.0 million of components over a four-year period, a total of $36.0 million each year, to lock in pricing from one of our existing suppliers. As of April 30, 2018, our remaining non-cancelable commitment under this agreement totaled $82.0 million.

As of April 30, 2018, the amount payable for unrecognized tax benefits was $35.3 million, including accrued interest and penalties, none of which is expected to be paid within one year. This amount is included in Other long-term liabilities in our Consolidated Balance Sheets as of April 30, 2018. We are unable to make a reasonably reliable estimate as to when cash settlement with the applicable taxing authorities may occur.

As of April 30, 2018 we have agreed to guarantee, in certain circumstances, up to $12.5 million of debt that was issued to Gas Media. We are unable to make a reasonably reliable estimate as to when or if we will need to pay this guaranteed debt. As of April 30, 2018, we have not made any payments and no amounts are accrued related to this guarantee.

Additionally, we have guaranteed lease commitments of up to $3.9 million per year until December 31, 2023 on a lease that was part of our divested Taxi Solutions business and that was assigned to the divested business. Post divestiture, payments on this lease are made by the divested business, which has agreed to indemnify us for this lease obligation. As of April 30, 2018, we have not made any payments under this guarantee and no amounts are accrued related to this guarantee.

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

Critical Accounting Policies and Estimates

General

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are more fully described in Note 1, Principles of Consolidation and Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements of our 2017 Annual Report on Form 10-K. There were no changes to our significant accounting policies during the six months ended April 30, 2018.

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
As of April 30, 2018, our outstanding interest rate swap agreements remained effective and convert $350.0 million of the new term A and new term B loans to a fixed rate of 0.975% plus applicable margin.

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

Risks Related to Our Business

If the Merger does not occur, it could have a material adverse effect on our business, results of operations, financial condition and stock price.

On April 9, 2018, VeriFone Systems, Inc. entered into an Agreement and Plan of Merger with Vertex Holdco LLC, a Delaware limited liability company and Vertex Merger Sub LLC, a Delaware limited liability company and a wholly-owned subsidiary of Vertex Holdco. Pursuant to the merger agreement, Vertex Merger Sub will be merged with and into VeriFone Systems, Inc., with VeriFone Systems, Inc. continuing as the surviving company in the merger. Vertex Holdco and Vertex Merger Sub are owned by an investor group led by Francisco Partners and including British Columbia Investment Management Corporation. VeriFone Systems, Inc.'s Board of Directors have unanimously approved the merger agreement and upon completion of the transaction, VeriFone Systems, Inc. will become a privately held company.

The merger agreement contains a number of conditions to completion of the merger, including, among others, (i) the adoption of the merger agreement by the holders of a majority of outstanding shares of our common stock entitled to vote thereon at a stockholders meeting duly called and held for such purpose, (ii) the expiration or earlier termination of the applicable waiting period under the Hart-Scott-Rodino Act, (iii) the receipt of certain regulatory approvals, (iv) the absence of any law, order or injunction of a court or governmental entity of competent jurisdiction prohibiting the consummation of the merger or the other transactions contemplated thereby, (v) the accuracy of the representations and warranties contained in the merger agreement (subject to certain qualifications), and (vi) the performance by the parties of their respective obligations under the merger agreement in all material respects.

We can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, if all required consents and approvals are obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the merger. Many of the conditions to completion of the merger are not within either our or Parent’s control, and we cannot predict when or if these conditions will be satisfied (or waived, if applicable). Any delay in completing the merger could cause us not to realize some or all of the benefits that we expect to achieve if the merger is successfully completed within its expected timeframe.

The merger gives rise to inherent risks that include:

•	pending stockholder litigation that could prevent or delay the merger or otherwise negatively impact our business and operations;

•	the price of our common stock will change if the merger is not completed to the extent that the current market price of our stock reflects an assumption that the merger will be completed;

•
the amount of cash to be paid under the agreement governing the merger is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;

•
legal or regulatory proceedings, including regulatory approvals from various governmental entities (including any conditions, limitations or restrictions placed on these approvals) and the risk that one or more governmental entities may delay or deny approval, or other matters that affect the timing or ability to complete the transaction as contemplated;

•	the ability of Francisco Partners, the other members of the investor group and their affiliates to obtain the necessary funds to complete the merger;

•	the possibility of disruption to our business, including increased costs and diversion of management time and resources;

•	difficulties maintaining business and operational relationships, including relationships with customers, suppliers, and other business partners;

•	the inability to attract and retain key personnel pending consummation of the merger;

•	the inability to pursue alternative business opportunities or make changes to our business pending the completion of the merger;

•	the requirement to pay a termination fee if we terminate the agreement governing the merger under certain circumstances;

•	developments beyond our control including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the merger; and

•
the risk that if the merger is not completed, the market price of our common stock could decline, investor confidence could decline, shareholder litigation could be brought against us, relationships with customers, suppliers and other business partners may be adversely impacted, we may be unable to retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the proposed merger.

We are subject to certain restrictions in the merger agreement that may hinder operations pending the consummation of the Merger.

Whether or not the merger is completed, the pending merger may disrupt our current plans and operations, which could have an adverse effect on our business and financial results. The merger agreement generally requires us to operate our business in the ordinary course of business consistent with past practice pending completion of the merger and it also restricts us from taking certain actions with respect to our business and financial affairs, subject to certain exceptions. These restrictions could be in place for an extended period of time particularly if the consummation of the merger is delayed, which may delay or prevent us from undertaking business opportunities that, absent the merger agreement, we might have pursued, or from effectively responding to competitive pressures or industry developments. For these and other reasons, the pendency of the merger could adversely affect our business and financial results.

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

The markets for our systems and services are highly competitive and rapidly evolving, and we have been and expect to continue to be subject to significant and increasing competition from existing and new competitors and a variety of technologies. Traditionally, we have competed with other large manufacturers and distributors of electronic point of sale payment solutions, suppliers of cash registers that provide built-in electronic payment capabilities and producers of software that facilitates electronic payment over the Internet. In certain areas, we also compete with smaller companies that have been able to develop strong local or regional customer bases. We compete with companies that are more established, benefit from greater name recognition in particular countries, and have greater resources within those countries than we do. In addition, some of these competitors compete with aggressive pricing. At the same time, we also compete with new and emerging companies that are disrupting traditional markets and sectors. For example, as ridesharing companies and other taxi alternative companies expand and gain market share, the market for our taxi products could be negatively impacted. Failure to anticipate, adapt or keep pace with new technologies could harm our business and impact our future growth. For example, new and evolving technologies such as crypto-currencies, blockchain technologies, distributed ledgers and new authentication technologies (such as biometrics) may result in the introduction of new services and products, and it may be difficult to predict which technological developments or innovations will become widely adopted, how these technologies may be regulated, and how they will impact our offerings and business.

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

As discussed in “If we are unsuccessful in executing on our implementation of payment-related services offerings in new markets and obtaining and maintaining customer acceptance of our services offerings, our net revenues, income and profitability will be adversely affected,” the competitive environment for services offerings is complex and very different in each market and, in some markets, our competitors include certain of our customers that distribute our terminals. Some of our competitors may offer more services, have better name recognition in that market or have a longer or more established relationship with customers in that market than we do. Some of our competitors also control other products and services that are important to our success, including platforms required for our expansion of payment-related services, or may acquire or develop exclusive strategic relationships with key distributors upon whom we previously relied.

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

A substantial portion of our business consists of sales made to customers outside the United States. A portion of the net revenues we receive from such sales is denominated in currencies other than the U.S. dollar, primarily the Euro, the Brazilian real, the British Pound and the Swedish Krona. Additionally, portions of our cost of net revenues and our other operating expenses are incurred by our international operations and denominated in local currencies, primarily the Euro, the Brazilian real, the British Pound, and the Swedish Krona. Fluctuations in the value of these net revenues, costs and expenses as measured in U.S. dollars have historically affected our results of operations, and adverse currency exchange rate fluctuations may have a material impact in the future. Further, changes in exchange rates that strengthen the U.S. dollar could increase the price of our U.S. dollar-denominated products in the local currencies of the foreign markets we serve, making our products relatively more expensive than products that are denominated in local currencies, which could lead to a reduction in our sales and profitability in those markets. In recent periods, the U.S. dollar has strengthened, in some cases significantly, against certain major currencies in which we transact, such as the Euro, the Brazilian real and the Argentina Peso, impacting negatively our results of operations. Additionally, the 2016 referendum vote in the U.K. to exit the European Union, commonly known as “Brexit,” caused significant short term volatility in global stock markets as well as currency exchange rate fluctuations, resulting in further strengthening of the U.S. dollar, including against the British Pound. In addition, our balance sheet contains monetary assets and liabilities denominated in currencies other than the U.S. dollar, such as cash, intercompany balances, trade receivables and payables, and fluctuations in the exchange rates for these currencies could adversely affect our results of operations.

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

The percentage of our net revenues generated outside of the U.S. is significant and may increase over time. In particular, our acquisition of InterCard significantly increased our business in Germany and our acquisition of Panaroma has increased our business in Turkey. Part of our strategy is to expand our penetration in existing foreign markets and to enter new foreign markets, particularly high growth emerging markets where we expect to see growth in electronic payments and related services. Our ability to penetrate some international markets may be limited due to different technical standards, protocols or product requirements. For example, we divested our controlling interest in the entity that operated our China business, in order to potentially enable the entity to better provide products and solutions that meet the requirements of the China market. Expansion of our international operations will require significant management attention and financial resources. Certain emerging markets, including those in the Middle East and Africa, may require longer lead times to develop distribution channels, may involve distribution channels with greater business and operational risk due to their relatively shorter operating histories, may be dependent upon the timing and success of local electronic payments initiatives and related infrastructure investments in such markets, as well as require additional time and effort to obtain product certifications and gain market acceptance for our products. Our international net revenues will depend on our success in a number of areas, including:

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

As discussed more extensively under “If we fail to address the challenges and risks associated with international operations, including those through expansion and acquisitions, we may encounter difficulties implementing our strategy, which could impede our growth or harm our operating results,” if we cannot effectively manage our international expansion, our results of operations could suffer.

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

On June 23, 2016, in a referendum vote commonly referred to as “Brexit,” a majority of British voters voted to exit the European Union. In March 2017, the U.K. government officially triggered the process to formally initiate negotiations for the terms of separation from the European Union. In June 2017, the U.K. government began negotiations to leave the European Union and in March 2018, the U.K. and the European Union reached a transition agreement that grants U.K. and U.K.-based business full access to the European Union Customs Union and the Single Market until December 2020. A withdrawal could potentially disrupt the free movement of goods, services and people between the U.K. and the European Union, undermine bilateral cooperation in key geographic areas and significantly disrupt trade between the U.K. and the European Union or other nations as the U.K. pursues independent trade relations. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which European Union laws to replace or replicate. The effects of Brexit will depend on any agreements the U.K. makes to retain access to European Union or other markets either during a transitional period or more permanently. Because this is an unprecedented event, it is unclear what long-term economic, financial, trade and legal implications the withdrawal of the U.K. from the European Union would have and how such withdrawal would affect our business globally and in the region. In addition, Brexit may lead other European Union member countries to consider referendums regarding their European Union membership. Any of these events, along with any political, economic and regulatory changes that may occur, could cause political and economic uncertainty in Europe and internationally and harm our business and financial results.

Sanctions against Russia, and Russia's response to those sanctions, including the imposition of sanctions by Russia, could materially adversely affect our business, results of operations and financial condition.

In March 2014, the Crimean region of Ukraine was annexed by Russia. In response, other nations, including the U.S., have imposed or are considering imposing, economic sanctions on Russia and in January 2018, the U.S. presidential administration announced additional sanctions on certain Russian individuals and entities in connection with the Russia’s occupation of Crimea. Recently, concerns related to the political and military conditions in the region have prompted stringent restrictions by the U.S. and European Union, and increasing levels of economic sanctions, targeting certain Russian companies in the finance, energy and defense industries and additional Russian nationals, as well as imposing restrictions on trading and access to capital markets. In response, Russia announced its own trading sanctions against nations that implemented or supported the anti-Russia sanctions, including the U.S. and some European Union nations. Russia has also announced sanctions against Turkey in response to a military incident between Turkey and Russia in November 2015, most of which were lifted in May 2017. A portion of our net revenues are from Russia and its surrounding areas, including Ukraine and Turkey. Economic sanctions imposed by the U.S., the European Union, Russia, Turkey or the world community may result in serious economic challenges in Ukraine, Turkey, Russia and the surrounding areas, and imposition of trade restrictions may delay or prevent shipment of products to or services performed in those countries, which could have an adverse effect on our results of operations. In addition, to the extent it is more difficult for some of our customers to obtain financing or access U.S. dollar currency, due to restrictions on access to international capital markets as a result of the sanctions, our customers' ability to pay could be adversely affected, which could have a material adverse impact on our business, cash flows, results of operations and financial condition. Further, current and any future retaliatory measures by Russia in response to anti-Russia sanctions could adversely affect European and Middle East economic conditions, which could in turn affect our business in Europe, Turkey and elsewhere. Accordingly, sanctions against or by Russia and the responses to sanctions, including potential responses by Turkey to sanctions imposed by Russia, could have a material adverse effect on our business, results of operation and financial condition. In March 2018, the U.S. presidential administration announced sanctions on a series of Russian organizations and individuals related to potential Russian interference in the 2016 U.S. presidential election.

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

We have experienced, and may experience in the future, changes in our management team. In 2013, the Board appointed Mr. Paul Galant as our CEO and Mr. Marc E. Rothman as our CFO. Further, since Mr. Galant's appointment, we have announced certain other sales, technology, marketing, human resources, and operations management changes. During this time of transition, our new executive leadership and our continuing executives have been designing and implementing changes to our strategic business plans in order to better position the Company for strategic growth and long-term profitability. In addition, we have initiated certain restructuring activities in accordance with our approved restructuring plans, reducing the number of employees and contractors in certain areas and reassigning certain employee duties, and consolidating excess facilities. Our management changes, changes to our strategic business plan, and restructuring activities, as well as the potential for additional changes or activities in the future, may introduce uncertainty regarding our business prospects and may result in disruption of our business and our customer relationships. In addition, these changes and measures could distract our employees, decrease employee morale, result in failure in meeting operational targets due to the loss of employees and make it more difficult to retain and hire new talent, increase our expenses in terms of severance payments and facility exit costs, both of which could be significant, expose us to increased risk of legal claims by terminated employees, and harm our reputation. These changes and activities could also increase the volatility of our stock price. If we are unable to mitigate these or other similar risks, our business, results of operations, and financial condition may be adversely affected.

We may not successfully implement our transformation initiatives or fully realize the anticipated benefits from our restructuring efforts.

We are in the process of implementing a number of strategic transformation initiatives intended to redefine our global product management process and portfolio, re-engineer our research and development function and improve our cost structure. As part of these transformation initiatives, during recent fiscal years our management approved restructuring plans to better align our business organization, operations and product lines to achieve long-term sustainable growth and value, including through workforce reduction and facility consolidations. We cannot assure you that we will be able to successfully implement our transformation initiatives. Further, our ability to achieve the anticipated benefits, including the anticipated levels of cost savings and efficiency, of such transformation initiatives and the restructuring plans within expected timeframes is subject to many estimates and assumptions, which are, in turn, subject to significant economic, market, competitive and other uncertainties, some of which are beyond our control. Further restructuring or reorganization activities may also be required in the future beyond what is currently planned, which could further enhance the risks associated with these activities. There is no assurance that we will successfully implement, or fully realize the anticipated positive impact of, our transformation initiatives and restructuring plans or execute successfully on our transformation strategy, in the timeframes we desire or at all.

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

If we inaccurately forecast demand for our products, we could end up with either excess or insufficient inventory to satisfy demand. This problem is exacerbated because our products are offered in a number of different configurations and with a variety of optional features, and we generally receive a significant volume of customer orders towards the end of each fiscal quarter which leaves us little room to adjust inventory mix to match demand, as discussed under “Timing of orders for our products and services can be back-end weighted within the fiscal quarter, which can make our net revenues difficult to predict and can negatively impact our business and results of operations.” During the transition from an existing product to a new replacement product, we must accurately predict the demand for the existing and the new product. Furthermore, introducing new products into our current markets or existing products into new markets involves the uncertainty of whether the market will adopt our product in the volumes and time frames that we anticipate or at all. Our inability to properly manage our inventory levels could lead to increased expenses associated with writing off excessive or obsolete inventory, additional shipping costs to meet immediate demand and a corresponding decline in gross margins, or lost sales. If we do not accurately predict demand, we could also incur increased expenses associated with binding commitments to certain third-party contract manufacturers and suppliers which would negatively impact our gross margins and operating results. For example, as of April 30, 2018, the amount of purchase commitments issued to contract manufacturers and component suppliers totaled approximately $129.1 million. Of this amount, $7.8 million was recorded in Accruals and other current liabilities in our Consolidated Balance Sheets because these commitments were not expected to have future value to us. On April 3, 2017, to lock in pricing on certain components, we committed to purchase $144.0 million of such components over a four-year period, $36.0 million per year, from one of our existing suppliers. As of April 30, 2018, our remaining non-cancelable commitment under this agreement totaled $82.0 million.

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

We depend upon third parties to manufacture our systems, to repair and service our solutions and to supply the components necessary to manufacture our products, and in some cases we are dependent upon sole source suppliers to manufacture our systems.

We utilize a limited number of third parties to manufacture our hardware products pursuant to our specifications and rely upon these contract manufacturers to produce and deliver products on a timely basis and at an acceptable cost or to otherwise meet our product demands. Further, a material portion of these third-party manufacturing activities are concentrated in China. Disruptions to the business, financial stability or operations, including due to strikes, labor disputes or other disruptions to the workforce, of these contract manufacturers, or to their ability to produce the products we require in accordance with our and our customers' requirements, and particularly disruptions to the manufacturing operations in China, including due to geological disruptions such as earthquakes, could significantly affect our ability to fulfill customer demand on a timely basis which could materially harm our net revenues and results of operations. Further, the imposition of trade restrictions may delay or increase the cost of shipment of products manufactured in China, which could have an adverse effect on our results of operations. In March 2018, the U.S. imposed sanctions on China, including tariffs on Chinese products, and in April 2018, China imposed retaliatory sanctions on the U.S., including tariffs on U.S. products. Substantially all of our manufacturing is currently handled by our third-party contract manufacturers and our dependency on our third-party contract manufacturers could exacerbate these risks.

We have also determined in certain cases to outsource repair and other services relating to our solutions to third-party providers. In some cases, this may increase our dependence on these third-party providers in order to fulfill our repair and other service obligations to our clients. While we conduct due diligence before entering into agreements with third-party providers, the failure of one or more such entities to provide the expected services, provide them on a timely basis or provide them at the prices we expect, or the costs incurred in returning these outsourced functions to being performed under our management and direct control, may have a material adverse effect on our results of operations or financial condition.

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

During the first quarter of 2016, we realigned our organizational structure and changed our reportable segments to be Verifone Systems and Verifone Services. As a result of this change, we realigned our reporting units to be Verifone Systems, Taxi Solutions, and Verifone Services. During the second quarter of 2017, we concluded that the carrying amount of the goodwill related to our former Taxi Solutions reporting unit may not be recoverable. Based on a quantitative assessment, considering potential sales transactions, we concluded that the goodwill was impaired by $17.4 million. On December 11, 2017, we divested our Taxi Solutions business. There were no indicators of impairment for our Verifone Systems and Verifone Services reporting units during the six months ended April 30, 2018.

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

Terrorist attacks, war, and international political instability may impact our operations, our customers and otherwise disrupt our ability to generate net revenues. Such events may negatively affect our ability to maintain net revenues and to develop new business relationships. Because a substantial and growing part of our net revenues is derived from sales and services to customers outside of the U.S. and we have our electronic payment systems manufactured outside the U.S., terrorist attacks, war, and international political instability anywhere may decrease international demand for our products and inhibit customer development opportunities abroad, disrupt our supply chain, and impair our ability to deliver our electronic payment systems, which could materially and adversely affect our net revenues or results of operations. Economic and political instability, particularly in the Middle East or OPEC member countries, may also disrupt the production or supply of fuel which could increase our costs related to shipment and distribution of our products. Any of these events may also disrupt global financial markets and precipitate a decline in the price of our stock. See also "Sanctions against Russia, and Russia's response to those sanctions, including the imposition of sanctions by Russia, could materially adversely affect our business, results of operations and financial condition," "We have operations in Israel and therefore our results of operations may be adversely affected by political or economic instability or military operations in or around Israel" and "We have operations and business in Turkey that may be adversely affected by political and economic instability in the country and military operations in the region."

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

We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of proprietary information and personally-identifying information. The regulatory environment surrounding information security and data privacy varies from jurisdiction to jurisdiction and is constantly evolving and increasingly demanding. The restrictions imposed by such laws continue to develop and may require us to incur substantial costs, adopt additional compliance measures, such as notification requirements and corrective actions in the event of a security breach, and/or change our current or planned business models. For example, in the U.S., legislation has in recent years been proposed regarding restrictions on the use of geolocation information collected by mobile devices without consumer consent. If ultimately adopted, such legislation or any other restrictions imposed on use of location-based information or geolocation tracking could impact our implementation of mobile-based payments solutions that utilize such information or technology. In addition, we are already subject to strict data privacy laws in the European Union and other jurisdictions governing the collection, transmission, storage and use of employee data and personally-identifying information. The General Data Protection Regulation (GDPR), which took effect in Europe in May 2018, creates a range of new compliance obligations and increases financial penalties for non-compliance and extends the scope of the European Union data protection law to all companies processing data of European Union residents, regardless of the company’s location. The GDPR and other privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements. Such regulations increase our compliance and administrative burden significantly.

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

We are party to a number of lawsuits and tax assessments and we may be named in additional litigation and assessments, all of which are likely to require significant management time and attention and expense and may result in unfavorable outcomes that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The amount of time and resources required to resolve these lawsuits is unpredictable, and defending ourselves is likely to divert management's attention from the day-to-day operations of our business, which could adversely affect our business, financial condition, and results of operations. We have in the past incurred and expect to continue to incur significant expenses in connection with these matters. Many members of our senior management team and our Board of Directors have devoted and may be required to devote additional time to our pending litigation matters. Certain of these individuals were named defendants in the litigation related to the restatement actions. If our senior management is unable to devote sufficient time in the future to developing and pursuing our strategic business initiatives and running ongoing business operations, there may be a material adverse effect on our business, financial condition and results of operations.

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

We have received, and have currently pending, third-party infringement claims and may receive additional notices of claims of infringement in the future. As we expand into other payment technologies and as competition in this area increases, it is possible that the rate at which third parties bring claims will increase. Infringement claims may cause us to incur significant costs to defend against those claims or to settle claims to avoid costly or protracted litigation even if we believe those claims are without merit. Claims may result in additional protracted and costly litigation. There can be no assurance that we will prevail in any such actions or that any license required under any such patent or other intellectual property would be made available on commercially acceptable terms, if at all. An unfavorable outcome in any such litigation could result in a significant judgment of damages against us, which could materially and adversely impact our operating results, financial condition and cash flows. See Note 11, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

In 2012, the SEC adopted rules pursuant to Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act requiring disclosure of the use of certain minerals that are mined from the Democratic Republic of Congo and adjoining countries. We filed our most recent report under the disclosure requirement for the 2017 calendar year. Because our supply chain is complex, in preparation of such report, we were dependent on the implementation of diligence procedures we put in place to determine the sources of conflict minerals that may be used or are necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply in response to the findings resulting from such verification activities, as well as information provided by many of our suppliers. To the extent the information we received from our suppliers is inaccurate or inadequate or our processes in obtaining such information do not satisfy the SEC's diligence requirements, we may be unable to sufficiently verify the origins of conflict minerals used in our products and could face reputational risks. In addition, we have incurred and expect to continue to incur costs associated with complying with these disclosure requirements, including for conducting diligence procedures. Moreover, these rules could adversely affect the sourcing, supply and pricing of materials used in our products, particularly if the number of suppliers offering minerals identified as “conflict minerals” that are sourced from locations other than the Democratic Republic of Congo and adjoining countries is limited. We may also suffer reputational harm if we determine that certain of our products contain minerals not determined to be conflict-free yet are unable to alter our products, processes or sources of supply to avoid such materials.

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

On December 22, 2017, the U.S. government enacted comprehensive Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). The Tax Act makes changes to the corporate tax rate, business-related deductions and taxation of foreign earnings, among others, that will generally be effective for taxable years beginning after December 31, 2017. These changes could have a material adverse impact on the value of our U.S. deferred tax assets, result in significant one-time charges in the current or future taxable years and increase our future U.S. tax expense. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued.

The Tax Act requires complex computations not previously provided in U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the Tax Act and the accounting for such provisions require accumulation of information not previously required or regularly produced. We are continuing to evaluate the Tax Act and its requirements, as well as its application to our business and its impact on our effective tax rate. At this stage, it is unclear how many U.S. states will incorporate these federal law changes, or portions thereof, into their tax codes. The implementation by us of new practices and processes designed to comply with, and benefit from, the Tax Act and its rules and regulations could require us to make substantial changes to our business practices, allocate additional resources, and increase our costs, which could negatively affect our business, results of operations and financial condition. As we complete our analysis of the Tax Act, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made.

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

We have senior secured credit facilities pursuant to an amended and restated credit agreement as described in Note 9, Financings, in the Notes to Condensed Consolidated Financial Statements to this Quarterly Report on Form 10-Q, with outstanding loan balances of $867.0 million as of April 30, 2018.

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

See Note 9, Financings, in the Notes to Condensed Consolidated Financial Statements to this Quarterly Report on Form 10-Q for additional information regarding the amended and restated credit agreement.

Our indebtedness and debt service obligations under our amended and restated credit agreement are substantial and may adversely affect our cash flow, cash position, and stock price.

Our outstanding indebtedness and debt service obligations are substantial. As of April 30, 2018, we had total indebtedness outstanding of $867.0 million related to our amended and restated credit agreement, payable in quarterly installments through February 2, 2023. Outstanding amounts may be subject to mandatory prepayment with the proceeds of certain asset sales and debt issuances and, for certain of the loan balances, from a portion of annual excess cash flows (as determined in the amended and restated credit agreement) depending on our total net leverage ratio. See Note 9, Financings, in the Notes to Condensed Consolidated Financial Statements to this Quarterly Report on Form 10-Q, for a schedule of the principal payments due under our credit facilities.

We intend to fulfill our debt service obligations from existing cash and cash from operations. A substantial portion of our cash balances and cash generated from operations are held by our foreign subsidiaries. If we decide to distribute or use such cash and cash equivalents outside those foreign jurisdictions, including a distribution to the U.S., we may be subject to additional taxes or costs. In the future, if we are unable to generate or raise additional cash sufficient to meet our debt service obligations and need to use more of our existing cash than planned or to liquidate investments in order to fund these obligations, we may have to delay or curtail the development and/or the sales and marketing of new payment systems and reduce the amount of expected cash flow available for other purposes, including capital expenditures, investments, acquisitions and dividends. If we are unable to generate sufficient cash flows or other sources of liquidity to meet our debt service requirements, our lenders may declare a default on the amended and restated credit agreement which could result in the termination of commitments under the amended and restated credit agreement, the declaration that all outstanding loans are immediately due and payable in whole or in part, and the requirement of cash collateral deposits in respect of outstanding letters of credit.

Interest rates applicable to our debt are expected to fluctuate based on economic and market factors that are beyond our control. In particular, all of the outstanding debt under the amended and restated credit agreement has a floating interest rate. Although we have entered into a swap arrangement that converts the floating interest rate to a fixed interest rate for a substantial portion of the principal amount under the amended and restated credit agreement through June 2019, any significant increase in market interest rates, and in particular the short-term LIBOR rates, could result in a significant increase in interest expense on the portion of our debt not covered by such swap arrangement and during periods after the expiration of such swap arrangement, which could negatively impact our net income and cash flows.

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

Deterioration in the U.S. and international capital markets has in the past had an adverse effect on certain of our financial transactions. If financial institutions that have extended credit commitments to us, including under the amended and restated credit agreement, or have entered into hedge, insurance or similar transactions with us, are adversely affected by the conditions of the U.S. and international capital markets, they may become unable to fund borrowings under their credit commitments to us or otherwise fulfill their obligations under the relevant transactions, which could have a material and adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital, capital expenditures, acquisitions, and other corporate purposes.

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
None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION

None

ITEM 6.        EXHIBITS

The following documents are filed as Exhibits to this report:

Exhibit Number	Description

2.1 (1)	Agreement and Plan of Merger, dated April 9, 2018, by and among VeriFone Systems, Inc., Vertex Holdco LLC and Vertex Merger Sub LLC.

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**
XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1) Filed as an exhibit to the Registrant's Current Report on Form 8-K, filed April 9, 2018.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIFONE SYSTEMS, INC.

By:	/S/ PAUL S. GALANT
Paul S. Galant
Chief Executive Officer

By:	/S/ MARC E. ROTHMAN
Marc E. Rothman
Executive Vice President and Chief Financial Officer

Date: June 8, 2018

EXHIBIT INDEX

Exhibit Number	Description

2.1 (1)	Agreement and Plan of Merger, dated April 9, 2018, by and among VeriFone Systems, Inc., Vertex Holdco LLC and Vertex Merger Sub LLC

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Filed as an exhibit to the Registrant's Current Report on Form 8-K, filed April 9, 2018.